Form 10-Q
period 1993-12-31
BERGEN BRUNSWIG CORP
filed 1994-02-14
CIK 11454

TOTAL NUMBER OF
                       SECURITIES AND EXCHANGE COMMISSION      PAGES INCLUDED IN
                            Washington, D. C.  20549           THIS QUARTERLY
                                                               REPORT IS 31.
                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

For the fiscal quarter ended    December 31, 1993
                            -------------------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _______________

                         Commission file number 1-5110

                          BERGEN BRUNSWIG CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                       22-1444512
- -------------------------------                    -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

4000 Metropolitan Drive, Orange, California                      92668-3510
- ------------------------------------------------            --------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              (714) 385-4000
                                                            --------------------
                     Former Fiscal Year - August 31, 1993
- --------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Title of each class of                   Number of Shares Outstanding
                Common Stock                               January 31, 1994
     ------------------------------------           ----------------------------
     Class A Common Stock -
     par value $1.50 per share                               35,483,671

     Class B Common Stock - Convertible,
     par value $1.50 per share                                  100,492

  INDEX TO EXHIBITS FOUND ON PAGE 21

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        --------
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets, December
                  31, 1993 and August 31, 1993                              3

               Statements of Consolidated Earnings
                  for the three months months ended
                  December 31, 1993 and November 30,
                  1992                                                      4

               Statements of Consolidated Cash Flows
                  for the three months ended December
                  31, 1993 and November 30, 1992                            5

               Notes to Consolidated Financial Statements                   6


     Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            11



Part II.  Other Information


     Item 1.   Legal Proceedings                                           14

     Item 5.   Other Information                                           17

     Item 6.   Exhibits and Reports on Form 8-K                            18



Signatures                                                                 20


Index to Exhibits                                                          21

                                                  PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                    BERGEN BRUNSWIG CORPORATION
                                                    ---------------------------

                                                    CONSOLIDATED BALANCE SHEETS
                                               DECEMBER 31, 1993 AND AUGUST 31, 1993
                                                      (dollars in thousands)
                                                           (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
                                        December 31,  August 31,                LIABILITIES AND            December 31,   August 31,
           - - ASSETS - -                  1993          1993             - - SHAREOWNERS' EQUITY - -         1993          1993
- ------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
  Cash and cash equivalents............ $   22,616   $   54,960      Accounts payable....................... $1,040,940   $  876,584
  Accounts and notes receivable,                                     Accrued liabilities....................     97,917       94,051
    less allowance for doubtful                                      Customer credit balances...............     96,949       71,992
    receivables: $14,698 at                                          Income taxes payable...................        960            -
    December 31, 1993 and $14,539                                    Deferred income taxes..................      5,282            -
    at August 31, 1993.................    547,632      471,248      Current portion of long-term
  Inventories, less allowance to                                       obligations..........................      2,026        2,129
    reduce inventories to cost on                                                                            ----------   ----------
    the LIFO method: $153,170 at                                         Total current liabilities..........  1,244,074    1,044,756
    December 31, 1993 and $151,504                                                                           ----------   ----------
    at August 31, 1993.................    896,331      684,234    LONG-TERM OBLIGATIONS:
  Income taxes receivable..............          -        7,925      7 3/8% senior notes....................    148,995      148,958
  Deferred income taxes................          -        6,151      5 5/8% senior notes....................     99,879       99,864
  Prepaid expenses.....................      7,678        6,310      Revolving bank loan payable............     55,000            -
                                        ----------   ----------      7% convertible subordinated
    Total current assets...............  1,474,257    1,230,828        debentures...........................     22,736       23,146
                                        ----------   ----------      Exchangeable subordinated
                                                                       debentures...........................     10,905       10,905
                                                                     Deferred income taxes..................      2,278       12,553
                                                                     Other..................................     12,172       14,355
PROPERTY  - At cost:                                                                                         ----------   ----------
  Land.................................     11,193       11,287          Total long-term obligations........    351,965      309,781
  Building and leasehold improvements..     72,661       71,187                                              ----------   ----------
  Equipment and fixtures...............    114,282      110,303    COMMITMENTS AND CONTINGENT LIABILITIESS
                                        ----------   ----------    SHAREOWNERS' EQUITY:
    Total property.....................    198,136      192,777      Capital Stock:
  Less accumulated depreciation                                        Preferred - authorized 3,000,000
    and amortization...................     69,813       66,079          shares; issued, none...............          -            -
                                        ----------   ----------        Class A Common - authorized
    Property - net.....................    128,323      126,698          100,000,000 shares; issued:
                                        ----------   ----------          43,029,328 shares at December
                                                                         31, 1993 and 43,026,082
                                                                         shares at August 31, 1993..........     64,544       64,539
                                                                       Class B Common - Convertible,
                                                                         authorized 100,492 shares; issued,
OTHER ASSETS:                                                            100,492 shares at December 31,
  Excess of cost over net assets of                                      1993 and August 31, 1993...........        151          151
    acquired companies.................    321,483      324,409      Paid-in capital........................    156,332      156,312
  Other investments....................     25,558       25,221      Retained earnings......................    348,852      349,384
  Noncurrent receivables...............     10,476       10,438                                              ----------   ----------
  Deferred charges and other assets....     53,235       54,743        Total................................    569,879      570,386
                                        ----------   ----------      Less Treasury shares, at cost:
    Total other assets.................    410,752      414,811        7,553,028 shares at December 31,
                                        ----------   ----------        1993 and August 31, 1993.............    152,586      152,586
                                                                                                             ----------   ----------
                                                                         Total shareowners' equity..........    417,293      417,800
                                                                                                             ----------   ----------

                                                                   TOTAL LIABILITIES AND
TOTAL ASSETS........................... $2,013,332   $1,772,337    SHAREOWNERS' EQUITY...................... $2,013,332   $1,772,337
                                        ==========   ==========                                              ==========   ==========

See accompanying Notes to Consolidated Financial Statements.


                                                             Page 3

                              BERGEN BRUNSWIG CORPORATION
                              ---------------------------

                          STATEMENTS OF CONSOLIDATED EARNINGS
                               FOR THE THREE MONTHS ENDED
                        DECEMBER 31, 1993 AND NOVEMBER 30, 1992
                        (in thousands except per share amounts)
                                                                --------------------------
                                                                December 31,   November 30,
                                                                   1993            1992
                                                                --------------------------
                                                                       (Unaudited)
Net sales and other revenues                                    $1,834,936      $1,600,257
                                                                ----------      ----------
Costs and expenses:
  Cost of sales                                                  1,730,517       1,496,643
  Distribution, selling, general and administrative expenses        81,343          78,376
                                                                ----------      ----------
      Total costs and expenses                                   1,811,860       1,575,019
                                                                ----------      ----------
Operating earnings                                                  23,076          25,238
Net interest expense                                                 4,871           5,021
                                                                ----------      ----------
Earnings before taxes on income                                     18,205          20,217
Taxes on income                                                      7,874           8,289
                                                                ----------      ----------
      Net earnings                                              $   10,331      $   11,928
                                                                ==========      ==========

Earnings per common and common equivalent share:
  Primary                                                       $      .28      $      .33
                                                                ==========      ==========
  Fully diluted                                                 $      .28      $      .32
                                                                ==========      ==========

Cash dividends per share:
  Class A Common Stock                                          $     .100      $     .100
                                                                ==========      ==========
  Class B Common Stock                                          $     .953      $     .953
                                                                ==========      ==========

See accompanying Notes to Consolidated Financial Statements.



                                            4

                                       BERGEN BRUNSWIG CORPORATION
                                       ---------------------------

                                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                                       FOR THE THREE MONTHS ENDED
                                  DECEMBER 31, 1993 AND NOVEMBER 30, 1992
                                             (in thousands)
                                                                                      --------------------------
                                                                                      December 31,  November 30,
                                                                                         1993          1992
                                                                                      --------------------------
                                                                                             (Unaudited)
Operating Activities
====================
Net earnings                                                                          $  10,331      $  11,928
Adjustments to reconcile net earnings to net cash flows from operating activities:
  Provision for doubtful accounts                                                           961            999
  Depreciation and amortization of property                                               4,710          3,204
  Deferred compensation                                                                     312            259
  Amortization of customer lists                                                            437            438
  Amortization of excess of cost over net assets of acquired companies                    2,234          2,129
  Deferred income taxes                                                                    (833)        (6,532)
  Interest accretion on convertible zero coupon-subordinated notes                            -          3,489
  Amortization of original issue discount on senior notes                                    38              -
  Amortization of deferred financing costs                                                  219            164
  Loss on dispositions of property                                                           28             14
Effects of changes on:
  Receivables                                                                           (65,117)       (61,158)
  Inventories                                                                          (243,601)        93,835
  Prepaid expenses and other assets                                                      (5,864)         1,785
  Accounts payable, accrued liabilities and customer credit balances                    190,386        (22,903)
  Income taxes payable                                                                    8,257         14,064
                                                                                      ---------      ---------
    Net cash flows from operating activities                                            (97,502)        41,715
                                                                                      ---------      ---------
Investing Activities
====================
Short-term investments                                                                        -           (410)
Property acquisitions                                                                    (5,536)        (8,008)
Proceeds from dispositions of property                                                    1,423              -
Acquisition of businesses, less cash acquired                                                 -       (357,257)
Sale of discontinued operations                                                               -         (4,880)
                                                                                      ---------      ---------
    Net cash flows from investing activities                                             (4,113)      (370,555)
                                                                                      ---------      ---------
Financing Activities
====================
Proceeds from revolving bank loan                                                        45,000        175,000
Repayment of other obligations                                                           (2,501)        (5,608)
Redemption of convertible subordinated debentures                                          (410)       (45,564)
Shareowners' equity transactions:
  Exercise of stock options                                                                  25             66
  Cash dividends on Common Stock                                                         (3,645)        (3,578)
                                                                                      ---------      ---------
    Net cash flows from financing activities                                             38,469        120,316
                                                                                      ---------      ---------
Net decrease in cash and cash equivalents                                               (63,146)      (208,524)

Cash and cash equivalents at beginning of period                                         85,762        307,539
                                                                                      ---------      ---------
Cash and cash equivalents at end of period                                            $  22,616      $  99,015
                                                                                      =========      =========

Supplemental Cash Flows Disclosures
===================================
Cash paid during the period for:

  Interest                                                                            $     708      $   3,534

  Income taxes                                                                              588          2,073

See accompanying Notes to Consolidated Financial Statements.


                                                 5

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A. The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances.

     Effective October 1, 1993, the Company changed its fiscal year from a twelve-month period ending August 31 to a twelve-month period ending September 30. The Statements of Consolidated Earnings and Cash Flows are presented for the three months ended December 31, 1993, exclusive of September 1993 results, and for the three months ended November 30, 1992. The Statement of Consolidated Earnings for the month of September 1993 is as follows:

                                                                       One Month Ended
                                                                      September 30, 1993
                                                                        (in thousands
                                                                       except share and
     Statement of Consolidated Earnings (Unaudited)                    per share amount)
     -----------------------------------------------------------------------------------
     Net sales and other revenues                                           $598,147
                                                                            --------
     Costs and expenses:
       Cost of sales                                                         566,796
       Distribution, selling, general and administrative expenses             27,175
                                                                            --------
         Total costs and expenses                                            593,971
                                                                            --------
     Operating earnings                                                        4,176
     Net interest expense                                                      1,541
                                                                            --------
     Earnings before taxes on income                                           2,635
     Taxes on income                                                           1,140
                                                                            --------
     Earnings before cumulative effect of a change in accounting principle     1,495
     Cumulative effect on prior years (as of September 1, 1993)
       of a change in method of accounting for income taxes                   (8,713)
                                                                            --------
         Net loss                                                           $ (7,218)
                                                                            ========

     Earnings (loss) per common and common equivalent share:
       Earnings before cumulative effect of a change
         in accounting principle                                            $    .04
       Cumulative effect on prior years (as of September 1, 1993)
         of a change in method of accounting for income taxes                   (.24)
                                                                            --------
         Net loss                                                           $   (.20)
                                                                            ========

     Weighted average number of common and common equivalent shares       36,496,019
                                                                          ==========

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     During the month of September 1993, net cash and cash equivalents of $27.1 million and $6.2 million was provided by operations and financing activities, respectively, and net cash and cash equivalents of $2.5 million was used for investing activities. The resulting $30.8 million net increase in cash and cash equivalents during the period increased the $55.0 million of cash and cash equivalents at September 1, 1993 to $85.8 million at September 30, 1993.

     Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 1994 presentations.

B. Effective September 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change of $8.7 million, or $0.24 per share, recorded in September 1993 and, accordingly, resulted in a reduction of previously reported retained earnings at September 1, 1993.

     This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. Under the deferred method, annual income tax expense is matched with pre-tax accounting income by providing deferred taxes at current rates for timing differences between the determination of net income for financial reporting and tax purposes. Under the asset and liability method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

     The tax effects of significant items comprising the Company's net deferred tax liability as of September 1, 1993 are as follows ($000s):

         Deferred tax liabilities:
           Inventory basis difference due to LIFO
             method and uniform capitalization              $ 32,282
           Accelerated depreciation                            8,618
           Other                                               3,160
                                                            --------
                                                              44,060
                                                            --------
         Deferred tax assets:
           Reserves for doubtful receivables                  (7,188)
           Restructure charge not currently deductible       (12,837)
           Vacation pay not currently deductible              (1,790)
           Accrued liabilities not currently deductible      (11,052)
           Other                                              (3,316)
                                                            --------
                                                             (36,183)
                                                            --------
               Net deferred tax liability                   $  7,877
                                                            ========

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     In the opinion of management of the Company, no valuation reserve related to recorded deferred tax assets is deemed necessary.

C. On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-Fillauer Medical, Inc. and subsidiaries ("Durr") and to be used for general working capital purposes of the Company. In August 1993, the Credit Agreement was amended to extend the maturity date to September 15, 1996. Borrowings outstanding under the Credit Agreement were $55.0 million at December 31, 1993. The maximum outstanding borrowing under the Credit Agreement during the first quarter ended December 31, 1993 was $167.0 million.

     On January 14, 1993, the Company publicly sold $100 million aggregate principal amount of 5 5/8% Senior Notes due January 15, 1996 and $150 million aggregate principal amount of 7 3/8% Senior Notes due January 15, 2003, collectively the "Senior Notes". The Senior Notes were issued pursuant to the $400 million shelf registration filed by the Company in December 1992. Interest on the Senior Notes is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 1993.

     In connection with the Durr acquisition, the Company assumed $69.0 million of Durr's 7% Convertible Subordinated Debentures due March 1, 2006 (the "7% Debentures"). The acquisition of Durr by the Company resulted in each holder receiving the right, at such holder's option, to require Durr to redeem on November 23, 1992 all or any portion of such holder's 7% Debentures for cash equal to the principal amount plus accrued interest to that date. As a result, the Company redeemed $45.6 million aggregate
     principal amount on November 23, 1992.   Since that date, an additional
     $0.7 million aggregate principal amount has been redeemed. The remaining outstanding 7% Debentures receive interest on March 1 and September 1 of each year.

D. The authorized capital stock of the Company consisting of 103,100,492 shares consists of 3,000,000 shares of Preferred Stock, no par value, issuable in series; 100,000,000 shares of Class A Common Stock, par value $1.50 per share; and 100,492 shares of Class B Common Stock, par value $1.50 per share, each share being currently convertible into 9.5285 shares of Class A Common Stock.

     On January 31, 1989, the shareowners of the Company approved a recapitalization plan (the "Recapitalization Plan") which will eliminate

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     the Class B Common Stock and make the Company a "one share-one vote" company not later than February 24, 1994. The Class B Common Stock will be automatically converted upon the demise of Robert E. Martini, at February 24, 1994, or if the total number of shares of Class B Common Stock outstanding falls below 100,000 shares, whichever event occurs first (the "Conversion Date").

     Robert E. Martini, Chairman of the Board and Chief Executive Officer of the Company, is the majority owner of the Class B Common Stock and as such majority owner, is entitled to elect the smallest number of Directors constituting an absolute majority of the Board. The remaining Directors are elected by the owners of Class A Common Stock. Owners of Class B Common Stock and owners of Class A Common Stock vote as separate classes on all other matters requiring shareowner approval. Upon the Conversion Date, the Directors will be divided into three classes, each class to be nearly equal to the other in number as possible in accordance with the Company's By-Laws.

E. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed conversion of the weighted average number of shares of Class B Common Stock outstanding during each period and the assumed exercise of dilutive employees' stock options (less the number of treasury shares assumed to be purchased from the proceeds using the average market price or, for fully diluted earnings per share, the greater of the average market price or period-end market price of the Company's Class A Common Stock). Primary earnings per share are based upon 36,511,281 shares and 35,957,574 shares for the first quarter ended December 31, 1993 and November 30, 1992, respectively. Fully diluted earnings per share are based upon 36,525,644 shares for the first quarter ended December 31, 1993. Fully diluted earnings per share are based upon 43,725,065 shares for the quarter ended November 30, 1992 and assume conversion of the LYONs from the issue date of November 16, 1989.

F. On September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which requires the cost of postretirement benefits other than pensions to be recognized on an accrual basis as employees perform services to earn such benefits. The Company had previously expensed postretirement benefits as paid. The estimated transition obligation of the Company, which is the accumulated postretirement benefit obligation at the date of adoption, amounts to approximately $2.1 million. This obligation is being recognized over the

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     future service periods of employees, or 20 years. The impact of the Company's adoption of SFAS 106 is to increase each future year's annual benefits expense (assuming amortization of the transition obligation over 20 years) by an estimated $275,000.

G. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first quarter of fiscal 1994 are not necessarily indicative of results to be expected for the full year.

H. The Company's Valencia, California division was damaged by the earthquake of January 17, 1994. Although, as of February 14, 1994, the Company has not fully assessed the amount of damage, it is expected that such amount will not have a material effect on the Company's consolidated financial position.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------

For the quarter ended December 31, 1993, net sales and other revenues increased 15%, while operating earnings and pre-tax earnings decreased 9% and 10%, respectively, from the quarter ended November 30, 1992.

Of the 15% increase in net sales and other revenues for the quarter, approximately 2% in the aggregate is attributable to the acquisitions of Dr. T.C. Smith Company in November 1992 and Healthcare Distributors of Indiana, Inc. in January 1993. Approximately 13% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business.

Primary earnings per share for the first quarter of fiscal 1994 decreased 15% compared to the first quarter of the prior year, on an increase of 2% in the average number of common and common equivalent shares outstanding. Fully diluted earnings per share decreased 13% from the first quarter of the prior year on a decrease of 16% in the average number of common and common equivalent shares outstanding primarily due to the redemption of the LYONs in February 1993.

Cost of sales increased 16% from the first quarter a year ago, due mainly to the Company's increased sales levels. The overall gross margin as a percent of net sales and other revenues for the first quarter decreased as a result of a decrease in the gross margins due to accelerated price competition and reduced opportunities for investment buying. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or the lack thereof, may influence the profitability of the Company. The effect of reduction in price increases in the comparison of the first quarter of fiscal 1994 and fiscal 1993 was partially offset by the use of the LIFO method of accounting for inventory costs.

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution business during the fiscal year ending September 30, 1994, because of continued price competition influenced by large buying groups, reduced opportunities for investment buying and current political pressures on the health care industry. The Company expects that this pressure on margins may be offset to some extent by continued reduction of distribution, selling, general and administrative expenses as a percentage of net sales and other revenues through improved operating efficiencies.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Distribution, selling, general and administrative expenses increased 4% over the prior year quarter, while net sales and other revenues increased 15% over the prior year period. These expenses decreased as a percent of net sales and other revenues from 4.9% in the first quarter of fiscal 1993 to 4.4% in the first quarter of fiscal 1994.

Net interest expense decreased from $5.0 million to $4.9 million for the first quarter of fiscal 1994 primarily due to reduced borrowings under the Credit Agreement and fewer outstanding 7% Debentures, partially offset by a reduced lower cash investment base.


Financial Condition
- -------------------

At December 31, 1993, capitalization, (long-term obligations, excluding deferred taxes and including the current portion, and shareowners' equity) consisted of 46% debt and 54% equity, as compared to 42% and 58%, respectively, at August 31, 1993. The increased debt percentage primarily reflects additional borrowings under the Credit Agreement, due primarily to greater opportunities for investment buying of inventory. Borrowings under Credit Agreement were $55.0 million at December 31, 1993. There were no borrowings under the Credit Agreement at August 31, 1993. Cash and cash equivalents of $22.6 million at December 31, 1993 decreased from $55.0 million at August 31, 1993.

Effective September 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change of $8.7 million, or $0.24 per share, recorded in September 1993 and, accordingly, resulted in a reduction of previously reported retained earnings at September 1, 1993. See Note B of Notes to Consolidated Financial Statements.

On September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which requires the cost of postretirement benefits other than pensions to be recognized on an accrual basis as employees perform services to earn such benefits. The Company had previously expensed postretirement benefits as paid. The estimated transition obligation of the Company, which is the accumulated postretirement benefit obligation at the date of adoption, amounts to approximately $2.1 million. This obligation is being recognized over

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



the future service periods of employees, or 20 years. The impact of the Company's adoption of SFAS 106 is to increase each future year's annual benefits expense (assuming amortization of the transition obligation over 20 years) by an estimated $275,000.

Capital expenditures for the three months ended December 31, 1993 were $5.5 million and relate principally to the expansion of the Company into new locations and the expansion of existing locations, the acquisition of automated warehouse equipment, and additional investments in data processing equipment. Dividends on Class A and Class B Common Stock amounted to $3.6 million for both the three months ended December 31, 1993 and three months ended November 30, 1992.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On November 2, 1988, Aline K. Hayle instituted legal proceedings ("Hayle Complaint") in the Orange County Superior Court (State of California), which was consolidated with related proceedings instituted on November 14, 1988 in the same court by Martin Bergstein. The Hayle Complaint names the Company as a nominal defendant, and further names as defendants certain officers who are also directors of the Company as well as seven independent Company directors. This complaint seeks damages and other relief with respect to actions allegedly taken by the defendants in connection with the Company's recapitalization plan, said plan having been approved by the Company's shareowners in January 1989. This legal proceeding is more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and "Item I - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1989, each as filed with the Securities and Exchange Commission. Such Items are incorporated herein by reference.

On July 7, 1992, two putative class action complaints were filed in the Delaware Court of Chancery against Durr and its directors: Steiner v, Adair, et. al., C.A. No. 12634 and Goldwurm v. Adair, et. al., C.A. No. 12635. These actions were consolidated on July 15, 1992. On July 17, 1992, another putative class action complaint was filed in the Delaware Court of Chancery against Durr and its directors: Trief v. Adair, et. al., C.A. No. 12648. This action was consolidated with C.A. Nos. 12634 and 12635 on August 7, 1992. The named plaintiffs in the three complaints (the "Class Action Complaints") allegedly owned an undisclosed number of shares of Durr common stock. The plaintiffs sought certification of a class consisting of all public stockholders of Durr who held Durr stock at the time of the filing of the Class Action Complaints and who were not affiliated with any of the defendants. The Class Action Complaints alleged, among other things, that Durr's directors breached their fiduciary duties in entering into a June 2, 1992, Agreement and Plan of Reorganization which contemplated the merger of Durr's wholesale drug business with Cardinal Distribution, Inc. ("Cardinal") and the spin-off of Durr's remaining businesses into a newly formed entity (the "Cardinal Acquisition"). The Class Action Complaints sought a variety of relief, including: an injunction requiring the Durr directors to consider competing offers, damages, attorneys fees and costs.

In connection with the acquisition of Durr, and for the purpose of settling the expressed concern of the Attorneys General of the States of Alabama, Florida and Louisiana (collectively, the "Attorneys General") over the alleged potential lessening of competition in the

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                     PART II - OTHER INFORMATION (Continued)


wholesale distribution of pharmaceutical products, the Company and Durr entered into an agreement dated September 18, 1992, with the Attorneys General wherein the Company agreed that (1) subject to certain exceptions, no existing customer of either the Company or Durr in Alabama, Florida and Louisiana (the "Customers") will suffer a diminution of service levels until April 30, 1997,
(2) except for price increases resulting from taxes, fees or governmental charges, neither the Company nor Durr will increase the markup percentage for the Customers in Alabama, Florida and Louisiana for a period of two years and from September 1994 through April 1997 will not increase such percentage in excess of the percentage increase in the Consumer Price Index; (3) Durr will maintain its distribution facilities in Montgomery and Mobile, Alabama; Lakeland, Florida; and Shreveport, Louisiana for a period of at least two years;
(4) Durr will maintain and enhance its Accu NetR system for a period of at least two years; and (5) the Company will reimburse the States of Alabama, Florida and Louisiana for their legal fees, costs and expenses incurred in the investigation of the acquisition of Durr by the Company.

Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of December 31, 1993, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collaterize the note and trade receivables.

In May 1992, Drug Barn requested additional financing which the Company denied to extend. In December 1992, Drug Barn commenced an action against the Company in the Santa Clara Superior Court (State of California) alleging breach of contract, misrepresentation and violations of certain California antitrust and unfair practices laws. Drug Barn seeks a variety of damage claims including compensatory, treble and punitive damages, an injunction against collection on the note, and declaratory judgment as to Drug Barn's rights under the alleged oral joint venture agreement with the Company. The Company believes that there is no merit to the material allegations of this complaint and intends to vigorously defend this action.

On April 20, 1993, the Company filed a complaint in the Orange County Superior Court (State of California), Case No. 709136 against Drug Barn and Milton Sloban and Barbara Sloban, as guarantors on the defaulted note and open trade receivables, alleging breach of contract and guaranty, and requesting judicial foreclosure of and the possession of collateral.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                     PART II - OTHER INFORMATION (Continued)


Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California, Case No. 93-3-3437 TC, by filing a voluntary petition for relief under Chapter 11 of the United States Code on July 29, 1993 and remains in possession pursuant to 11 U.S.C. Section 1107. The effect of this filing is that the Company's action against Drug Barn has been automatically stayed.

The Company has been named as a defendant in the following seven state antitrust actions and one federal antitrust action (collectively, the "California Complaints"). On August 3, 1993, the Company was named as a defendant, along with five pharmaceutical industry-related companies in a state lawsuit filed in San Francisco Court entitled Feitelberg v. Medco Containment Services, Inc. et. al., Case No. 953865. On August 4, 1993, the Company was named as a defendant, along with six other pharmaceutical industry-related companies in a state class action lawsuit filed in San Francisco Court entitled Boynoff v. Medco, et. al., Case No. 953907. On August 12, 1993, the Company was named as a defendant along with the same six defendants in the Boynoff action in a federal class action filed in the United States District Court for the Northern District of California entitled Bacon-Normandi Corporation v. Medco, et. al., Case No. C-93-2938SBA. On August 24, 1993, the Company was named as a defendant along with the same six defendants in the Boynoff and Bacon-Normandi actions in a state lawsuit filed in San Francisco Superior Court entitled Chang v. Medco, Case No. 954389. On January 4, 1994, the Company was named as a defendant along with the same defendants in the Boynoff, Bacon-Normandi and Chang actions in a state lawsuit filed in San Francisco Superior Court entitled Michael Goldstein
v. Medco, et.al., Case No. 953866. On January 20, 1994, The Company was named as a defendant along with seven manufacturers of pharmaceuticals in a state lawsuit file in Monterey Superior Court entitled Donald J. Bartolo v. American Home Products Corporation, et.al., Case No. 98845. On January 28, 1994, the Company was named as a defendant along with the same defendants in the Bartolo actions in a state lawsuit filed in Riverside Superior Court entitled Charles Leiter, Morton Roy Leiter and Lionel Leiter v. American Home Products Corp., et. al., Case No. CV737815. On May 20, 1994, the Company was named as a defendant, along with five other defendants, in a state lawsuit filed in San Francisco Superior Court entitled Harry B. Ambrunn and Seventeen Fifty Medical Pharmacy, Inc. v. Abbott Laboratories, et.al., Case No. 957383.

The complaints in the state actions allege that the Company and other defendants violated the California Cartwright Act, the Unfair Practices Act and an unfair competition statute. The plaintiffs in each case allege that the defendant jointly and separately engaged in secret rebating, kickbacks, and price discrimination between plaintiffs and plaintiffs' alleged competitors who sell pharmaceuticals to patients or retail customers. Plaintiffs in all actions seek injunctive relief and treble damages.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                     PART II - OTHER INFORMATION (Continued)


The federal complaint alleges that the Company and six other defendants violated the Robinson-Patman Act and similarly alleges that the defendants have engaged in secret rebates, kickbacks and price discrimination between the plaintiff and its competitors. Plaintiff seeks injunctive relief and treble damages in an amount to be determined at trial.

The Company believes that the California Complaints against it are without merit and intends to defend them vigorously.

In November 1993, the Company, along with 24 manufacturers and six other drug wholesalers, was named as a defendant in eight federal class action lawsuits ("New York Complaints") filed in the Southern District of New York. The plaintiffs in all eight New York Complaints are independent retail pharmacies. These lawsuits all allege claims under Section 1 of the Sherman Act on behalf of a class of all drug stores in the United States which purchased pharmaceuticals from any of the defendants in the last four years. The New York Complaints assert that these manufacturers conspired with the wholesalers to maintain supracompetitive prices for the sale of pharmaceuticals to independent drug stores and to offer discounted prices to hospitals, mail orders and other favored buyers. These lawsuits seek injunctive relief as well as treble damages. No motion, practice or discovery has commenced in these lawsuits. The Company believes that the New York Complaints against it are without merit and intends to defend them vigorously.

The Company is involved in various additional items of litigation. Although the amount of liability at December 31, 1993 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its consolidated financial position or results of operations.


ITEM 5.   OTHER INFORMATION

On February 8, 1994, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Class A Common Stock, par value $1.50 per share, of the Company and 9.5285 Rights for each outstanding share of Class B Common Stock, par value $1.50 per share, of the Company, to stockholders of record at the close of business on February 18, 1994. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, without par value, at a Purchase Price of $80.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 8, 1994, between the Company and Chemical Trust Company of California, as Rights Agents, a copy of which is attached hereto as Exhibit 99(f) and is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     *4 The Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between the Company and Chemical Trust Company of California as Trustee is set forth as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated December 1, 1992 (file no. 33-55136).

          The Company agrees to furnish to the Commission, upon request, a copy of each instrument with respect to other issues of long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

*10(a) Agreement and Plan of Merger dated as of September 4, 1992 by and among Bergen Brunswig Corporation, BBC Acquisition Corp. and Durr-Fillauer Medical, Inc. is set forth as Exhibit (c)(1) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement Pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

*10(b) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Annual Report of the Company on Form 10-K for the fiscal year ended August 31, 1992.

*10(c) Agreement among Emil P. Martini, Jr., Robert E. Martini and Bergen Brunswig Corporation (the "Martini Agreement") dated February 24, 1989 is set forth as Exhibit 28.2 in the Company's Current Report on Form 8-K dated February 24, 1989.

*10(d)    Amendment to Martini Agreement dated April 18, 1991 is set forth as
          Exhibit 2(b) in the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1991.

 11 Computation of primary earnings per share and computation of earnings per share assuming full dilution for the first quarter ended December 31, 1993 and November 30, 1992.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

*99(a) Credit Agreement dated as of September 15, 1992 by and among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Continental Bank N.A. ("Credit Agreement") is set forth as Exhibit (b)(4) to the Final Amendment to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934.

*99(b) First Amendment to Credit Agreement dated as of December 23, 1992 is set forth as Exhibit 28(b) in the Quarterly Report of the Company on Form 10-Q for the quarter ended February 28, 1993.

*99(c) Second Amendment to Credit Agreement dated as of May 18, 1993 is set forth as Exhibit 28(c) in the Quarterly Report of the Company on Form 10-Q for the quarter ended May 31, 1993.

*99(d) Third Amendment to Credit Agreement dated as of August 27, 1993 is set forth as Exhibit 99(f) in the Annual Report of the Company on Form 10-K for the fiscal year ended August 31, 1993.

 99(e)    Fourth Amendment to Credit Agreement dated as of September 1, 1993.

*99(f) Rights Agreement, dated as of February 8, 1994, between Bergen Brunswig Corporation and Chemical Trust Company of California, as Rights Agent, including all exhibits thereto, is incorporated herein by reference to Exhibit 1 to Bergen Brunswig Corporation's Registration Statement on Form 8-A dated February 14, 1994.

*99(g) Certificate of Amendment to the Restated Certificate of Incorporation of Bergen Brunswig Corporation, is incorporated herein by reference to Exhibit A of Exhibit 1 to Bergen Brunswig Corporation's Registration Statement on Form 8-A dated February 14, 1994.

  * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.


(b)  REPORTS ON FORM 8-K:

     On November 12, 1993, a report on Form 8-K, dated November 5, 1993 was filed reporting under Item 8, the change in the Company's fiscal year effective October 1, 1993, to include the twelve-month period from October 1, 1993 through September 30, 1994 and each twelve-month period thereafter.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BERGEN BRUNSWIG CORPORATION


                                   By /s/    Robert E. Martini
                                      -----------------------------------------
                                             Robert E. Martini
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                   By /s/    Neil F. Dimick
                                      -----------------------------------------
                                             Neil F. Dimick
                                             Executive Vice President,
                                             Chief Financial Officer
                                             (Principal Financial Officer)




February 10, 1994

                         BERGEN BRUNSWIG CORPORATION
                         ---------------------------

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

    *4 The Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between the Company and Chemical Trust Company of California as Trustee is set forth as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated December 1, 1992 (file no. 33-55136).

            The Company agrees to furnish to the Commission, upon request, a copy of each instrument with respect to other issues of long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

   *10(a) Agreement and Plan of Merger dated as of September 4, 1992 by and among Bergen Brunswig Corporation, BBC Acquisition Corp. and Durr-Fillauer Medical, Inc. is set forth as Exhibit (c)(1) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement Pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

   *10(b) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Annual Report of the Company on Form 10-K for the fiscal year ended August 31, 1992.

   *10(c) Agreement among Emil P. Martini, Jr., Robert E. Martini and Bergen Brunswig Corporation (the "Martini Agreement") dated February 24, 1989 is set forth as Exhibit 28.2 in the Company's Current Report on Form 8-K dated February 24, 1989.

   *10(d) Amendment to Martini Agreement dated April 18, 1991 is set forth as Exhibit 2(b) in the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1991.

                         BERGEN BRUNSWIG CORPORATION
                         ---------------------------

                        INDEX TO EXHIBITS (Continued)
                        -----------------

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

    11      Computation  of  primary  earnings  per  share and             23
            computation of earnings per share assuming full dilution for the first quarter ended December 31, 1993 and November 30, 1992.

   *99(a) Credit Agreement dated as of September 15, 1992 by and among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Continental Bank N.A. is set forth as Exhibit (b)(4) to the Final Amendment to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
            Section 14(d)(1) of the Securities Exchange Act of 1934.

   *99(b) First Amendment to Credit Agreement dated as of December 23, 1992 is set forth as Exhibit 28(b) in the Quarterly Report of the Company on Form 10-Q for the quarter ended February 28, 1993.

   *99(c) Second Amendment to Credit Agreement dated as of May 18, 1993 is set forth as Exhibit 28(c) in the Quarterly Report of the Company on Form 10-Q for the quarter ended May 31, 1993.

   *99(d) Third Amendment to Credit Agreement dated as of August 27, 1993 is set forth as Exhibit 99(f) in the Annual Report of the Company on Form 10-K for the fiscal year ended August 31, 1993.

    99(e)   Fourth Amendment to Credit Agreement dated as of               25
            September 1, 1993.

   *99(f) Rights Agreement, dated as of February 8, 1994, between Bergen Brunswig Corporation and Chemical Trust Company of California, as Rights Agent, including all exhibits thereto, is incorporated herein by reference to Exhibit 1 to Bergen Brunswig Corporation's Registration Statement on Form 8-A dated February 14, 1994.

   *99(g) Certificate of Amendment to the Restated Certificate of Incorporation of Bergen Brunswig Corporation, is incorporated herein by reference to Exhibit A of Exhibit 1 to Bergen Brunswig Corporation's Registration Statement on Form 8-A dated February 14, 1994.


* Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.