Form 10-Q
period 1994-03-31
BERGEN BRUNSWIG CORP
filed 1994-05-16
CIK 11454

SECURITIES AND EXCHANGE COMMISSION      TOTAL NUMBER OF
                            Washington, D. C.  20549           PAGES INCLUDED IN
                                                               THIS QUARTERLY
                                   FORM 10-Q                   REPORT IS 25.

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

For the fiscal quarter ended    March 31, 1994
                            ----------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ______________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
- - --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           New Jersey                                          22-1444512
- - -------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4000 Metropolitan Drive, Orange, California                       92668-3510
- - -------------------------------------------                  -------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              (714) 385-4000
                                                             -------------------

                                   No Change
- - --------------------------------------------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Title of each class of                     Number of Shares Outstanding
             Common Stock                                  April 30, 1994
     -----------------------------                  ----------------------------
     Class A Common Stock -
     par value $1.50 per share                               37,211,193

INDEX TO EXHIBITS FOUND ON PAGE 22

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                      INDEX
                                      -----
                                                                        Page No.
                                                                        --------
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets, March
                  31, 1994 and August 31, 1993                              3

               Statements of Consolidated Earnings
                  for the second quarter and six
                  months ended March 31, 1994 and
                  February 28, 1993                                         4

               Statements of Consolidated Cash Flows
                  for the six months ended March
                  31, 1994 and February 28, 1993                            5

               Notes to Consolidated Financial Statements                   6


     Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            12



Part II.  Other Information


     Item 1.   Legal Proceedings                                           15

     Item 6.   Exhibits and Reports on Form 8-K                            19



Signatures                                                                 21


Index to Exhibits                                                          22

                                             PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                   BERGEN BRUNSWIG CORPORATION
                                                   ---------------------------

                                                   CONSOLIDATED BALANCE SHEETS
                                               MARCH 31, 1994 AND AUGUST 31, 1993
                                                      (dollars in thousands)
                                                           (Unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                         March 31,    August 31,               LIABILITIES AND               March 31,    August 31,
          - - ASSETS - -                   1994         1993             - - SHAREOWNERS' EQUITY  - -          1994          1993
- - ------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
  Cash and cash equivalents............ $   15,983   $   54,960      Accounts payable....................... $  851,110   $  876,584
  Accounts and notes receivable,                                     Accrued liabilities....................     89,377       94,051
    less allowance for doubtful                                      Customer credit balances...............     81,938       71,992
    receivables: $15,070 at March                                    Deferred income taxes..................      6,464            -
    31, 1994 and $14,539 at August                                   Current portion of long-term
    31, 1993...........................    475,430      471,248        obligations..........................      1,791        2,129
  Inventories..........................    864,650      684,234                                              ----------   ----------
  Income taxes receivable..............      7,276        7,925          Total current liabilities..........  1,030,680    1,044,756
  Deferred income taxes................          -        6,151                                              ----------   ----------
  Prepaid expenses.....................      7,866        6,310
                                        ----------   ----------    LONG-TERM OBLIGATIONS:
    Total current assets...............  1,371,205    1,230,828      7 3/8% senior notes....................    149,022      148,958
                                        ----------   ----------      5 5/8% senior notes....................     99,898       99,864
                                                                     Revolving bank loan payable............    155,000            -
                                                                     7% convertible subordinated
                                                                       debentures...........................     22,736       23,146
                                                                     6 7/8% exchangeable subordinated
                                                                       debentures...........................     10,905       10,905
PROPERTY - At cost:                                                  Deferred income taxes..................      2,244       12,553
  Land.................................     11,197       11,287      Other..................................     11,772       14,355
  Building and leasehold improvements..     74,963       71,187                                              ----------   ----------
  Equipment and fixtures...............    118,098      110,303          Total long-term obligations........    451,577      309,781
                                        ----------   ----------                                              ----------   ----------
    Total property.....................    204,258      192,777    COMMITMENTS AND CONTINGENT LIABILITIES
  Less accumulated depreciation                                    SHAREOWNERS' EQUITY:
    and amortization...................     74,405       66,079      Capital Stock:
                                        ----------   ----------        Preferred - authorized 3,000,000
    Property - net.....................    129,853      126,698          shares, issued, none...............          -            -
                                        ----------   ----------        Class A Common - authorized
                                                                         100,000,000 shares; issued:
                                                                         43,995,953 shares at March 31, 1994
                                                                         and 43,026,082 shares at August
                                                                         31, 1993...........................     65,994       64,539
                                                                       Class B Common - Convertible,
OTHER ASSETS:                                                            authorized 100,492 shares; issued,
  Excess of cost over net assets of                                      100,492 shares at August 31, 1993..          -          151
    acquired companies.................    319,331      324,409      Paid-in capital........................    154,870      156,312
  Other investments....................     25,771       25,221      Retained earnings......................    359,005      349,384
  Noncurrent receivables...............     10,476       10,438                                              ----------   ----------
  Deferred charges and other assets....     52,904       54,743        Total................................    579,869      570,386
                                        ----------   ----------      Less Treasury shares, at cost:
    Total other assets.................    408,482      414,811        7,553,028 shares at March 31, 1994
                                        ----------   ----------        and August 31, 1993..................    152,586      152,586
                                                                                                             ----------   ----------
                                                                         Total shareowners' equity..........    427,283      417,800
                                                                                                             ----------   ----------

                                                                   TOTAL LIABILITIES AND
TOTAL ASSETS........................... $1,909,540   $1,772,337    SHAREOWNERS' EQUITY...................... $1,909,540   $1,772,337
                                        ==========   ==========                                              ==========   ==========

See accompanying Notes to Consolidated Financial Statements.


                                                              Page 3

                                        BERGEN BRUNSWIG CORPORATION
                                        ---------------------------

                                    STATEMENTS OF CONSOLIDATED EARNINGS
                                FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                                    MARCH 31, 1994 AND FEBRUARY 28, 1993
                                   (in thousands except per share amounts)
                                                  (Unaudited)


                                                         SECOND QUARTER                 SIX MONTHS
                                                   -------------------------     -------------------------
                                                    March 31,    February 28,     March 31,    February 28,
                                                      1994           1993           1994           1993
                                                   -------------------------     -------------------------
Net sales and other revenues                       $1,845,449     $1,702,278     $3,680,385     $3,302,535
                                                   ----------     ----------     ----------     ----------
Costs and expenses:
  Cost of sales                                     1,731,865      1,591,010      3,462,382      3,087,653
  Distribution, selling, general &
    administrative expenses                            81,481         78,708        162,824        157,084
                                                   ----------     ----------     ----------     ----------
      Total costs and expenses                      1,813,346      1,669,718      3,625,206      3,244,737
                                                   ----------     ----------     ----------     ----------
Operating earnings                                     32,103         32,560         55,179         57,798
Net interest expense                                    6,502          6,533         11,373         11,554
                                                   ----------     ----------     ----------     ----------
Earnings before taxes on income                        25,601         26,027         43,806         46,244
Taxes on income                                        11,072         10,671         18,946         18,960
                                                   ----------     ----------     ----------     ----------
Earnings before extraordinary loss                     14,529         15,356         24,860         27,284
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit of $1,786              -         (2,570)             -         (2,570)
                                                   ----------     ----------     ----------     ----------
Net earnings                                       $   14,529     $   12,786     $   24,860     $   24,714
                                                   ==========     ==========     ==========     ==========

Earnings (loss) per common and
  common equivalent share:
  Primary:
    Before extraordinary loss                      $      .40     $      .42     $      .68     $      .75
    Extraordinary loss                                      -           (.07)             -           (.07)
                                                   ----------     ----------     ----------     ----------
      Net earnings                                 $      .40     $      .35     $      .68     $      .68
                                                   ==========     ==========     ==========     ==========

  Fully diluted:
    Before extraordinary loss                      $      .40     $      .40     $      .68     $      .72
    Extraordinary loss                                      -           (.06)             -           (.06)
                                                   ----------     ----------     ----------     ----------
      Net earnings                                 $      .40     $      .34     $      .68     $      .66
                                                   ==========     ==========     ==========     ==========

Cash dividends per share:
  Class A Common Stock                             $     .120     $     .100     $     .220     $     .200
                                                   ==========     ==========     ==========     ==========

  Class B Common Stock                             $    1.143     $     .953     $    2.096     $    1.906
                                                   ==========     ==========     ==========     ==========

See accompanying Notes to Consolidated Financial Statements.


                                                       4

                                             BERGEN BRUNSWIG CORPORATION
                                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                               FOR THE SIX MONTHS ENDED
                                        MARCH 31, 1994 AND FEBRUARY 28, 1993
                                                    (in thousands)
                                                      (Unaudited)
                                                                                     -------------------------
                                                                                      March 31,   February 28,
                                                                                        1994          1993
                                                                                     -------------------------
Operating Activities
- - --------------------
Net earnings including extraordinary loss                                             $ 24,860      $ 24,714
Adjustments to reconcile net earnings including extraordinary loss to net cash flows from operating activities:
  Provision for doubtful accounts                                                        1,943         1,924
  Depreciation and amortization of property                                              9,532         6,467
  Deferred compensation                                                                    606           518
  Amortization of customer lists                                                           874           874
  Amortization of excess of cost over net assets of acquired companies                   4,319         4,261
  Deferred income taxes                                                                    315        (7,635)
  Interest accretion on convertible zero coupon-subordinated notes                           -         6,304
  Amortization of original issue discount on senior notes                                   84            18
  Amortization of deferred financing costs                                                 458           383
  Loss on dispositions of property                                                          30            45
Effects of changes on:
  Receivables                                                                            6,103       (29,373)
  Inventories                                                                         (211,920)      (40,961)
  Prepaid expenses and other assets                                                     (6,330)       (3,843)
  Accounts payable                                                                     (24,673)       50,441
  Accrued liabilities                                                                  (10,252)       10,026
  Customer credit balances                                                              11,693       (29,619)
  Income taxes payable                                                                      21         7,241
                                                                                      --------      --------
    Net cash flows from operating activities                                          (192,337)        1,785
                                                                                      --------      --------

Investing Activities
- - --------------------
Investments                                                                               (213)         (757)
Property acquisitions                                                                  (11,890)      (16,854)
Proceeds from dispositions of property                                                   1,423            44
Acquisition of businesses, less cash acquired                                                -      (357,410)
Sale of discontinued operations                                                              -        (4,880)
                                                                                      --------      --------
    Net cash flows from investing activities                                           (10,680)     (379,857)
                                                                                      --------      --------

Financing Activities
- - --------------------
Proceeds from revolving bank loan                                                      145,000       175,000
Repayment of other obligations                                                          (3,430)       (7,408)
Redemption of convertible subordinated debentures                                         (410)      (45,836)
Proceeds from issuance of senior notes                                                       -       248,720
Early extinguishment of convertible zero coupon-subordinated notes                           -      (215,952)
Shareowners' equity transactions:
  Exercise of stock options                                                                 99           513
  Cash dividends on Common Stock                                                        (8,021)       (7,157)
                                                                                      --------      --------
    Net cash flows from financing activities                                           133,238       147,880
                                                                                      --------      --------

Net decrease in cash and cash equivalents                                              (69,779)     (230,192)
Cash and cash equivalents at beginning of period                                        85,762       307,539
                                                                                      --------      --------
Cash and cash equivalents at end of period                                            $ 15,983      $ 77,347
                                                                                      ========      ========

Supplemental Cash Flows Disclosures
- - -----------------------------------
Cash paid during the period for:
  Interest                                                                            $ 11,778      $  6,306
  Income taxes                                                                          18,754        16,648

See accompanying Notes to Consolidated Financial Statements.



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

     Effective October 1, 1993, the Company changed its fiscal year from a twelve-month period ending August 31 to a twelve-month period ending September 30. The Statements of Consolidated Earnings are presented for the second quarter and six months ended March 31, 1994, and for the second quarter and six months ended February 28, 1993. The Statements of Consolidated Cash Flows are presented for the six months ended March 31, 1994, and for the six months ended February 28, 1993.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

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

C. On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-Fillauer Medical, Inc. and subsidiaries ("Durr") and to be used

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (UNAUDITED)


     for general working capital purposes of the Company. In August 1993, the Credit Agreement was amended to extend the maturity date to September 15, 1996. Borrowings outstanding under the Credit Agreement were $155.0 million at March 31, 1994. The maximum outstanding borrowing under the Credit Agreement during the second quarter ended March 31, 1994 was $270.0 million.

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

D. The authorized capital stock of the Company consists of 100,000,000 shares of Class A Common, par value $1.50 per share (the "Common Stock") and 3,000,000 shares of Preferred Stock without nominal or par value (the "Preferred Stock").

     The Board of Directors (the "Board") is authorized to divide the Preferred Stock into one or more series, to determine the relative rights, preferences and limitations of the shares of any class or of any such series. In addition, the Board may give the Preferred Stock (or any series), special, limited, multiple or no voting rights.

     Subject to the preferences and other rights of the Preferred Stock, the Common Stock may receive stock or cash dividends as declared by the Board and each share of Common Stock is entitled to one vote per share at every meeting of shareowners. In the event of any liquidation, dissolution or winding up of the affairs of the Company, after payment to the owners of the Preferred Stock of the full amounts to which they have a liquidation

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (UNAUDITED)


     preference, the owners of Common Stock shall be entitled to receive a distribution of all assets then remaining.

     No owner of stock of any Class of the Company shall have any preemptive right to purchase or subscribe for, or to receive rights or warrants to purchase or subscribe for, any shares of the Company, whenever authorized, which the Company may issue or sell or any obligations which the Company may issue or sell that shall be convertible into or exchanged for any shares of any class of stock of the Company.

     The Company shall not be obligated to issue any fractional shares of Common Stock and if any interest in a fractional share would otherwise be deliverable, the Company shall make adjustment for that fractional share interest by payment of an amount in cash equal to the same fraction of the market value of a full share of Common Stock.

     On February 9, 1994, the Board adopted a Shareowner Rights Plan which provided that a dividend of one Preferred Share Purchase Right (the "Rights") was declared for each share of Common Stock outstanding at the close of business on February 18, 1994. The Rights are generally not exercisable until 10 days after a person or group acquires 15% of the Common Stock or announces a tender offer which could result in a person or group owning 15% or more Common Stock (an "Acquisition"). Each Right, when it becomes exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company's Series A Junior Preferred Stock at an exercise price of $80.00.

     In the event of an Acquisition without the approval of the Board, each Right will entitle the owner, other than an acquiror, to buy at the Rights' then current exercise of Common Stock with a market value of twice the exercise price. The Board may redeem the Rights for $0.01 per Right at any time prior to an Acquisition. Unless earlier redeemed, the Rights will expire on February 18, 2004.

     In addition to the Shareowner Rights Plan, the staggered election of the Board of Directors, the possible impact of the anti-trust laws and the New Jersey Shareholders Protection Act ("NJSPA") may deter a hostile takeover of the company.

     The NJSPA could discourage a hostile takeover of the Company because it could significantly delay the ability of a person who acquires control of the Company from consummating a merger with the Company. The NJSPA purports to regulate certain "Business Combinations" of a "Resident Domestic Corporation" and an "Interested Stockholder" after a "Stock

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (UNAUDITED)


     Acquisition Date," in each case as defined in the NJSPA. The NJSPA provides that no Resident Domestic Corporation shall engage in any Business Combination with any Interested Stockholder of such corporation for a period of five years following that Interested Stockholder's Stock Acquisition Date unless that Business Combination is approved by the Board of Directors of the Resident Domestic Corporation prior to that Interested Stockholder's Stock Acquisition Date.

     The NJSPA defines a "Resident Domestic Corporation" as a corporation incorporated in, and having its principal executive offices or significant business operations located in, the State of New Jersey. A "Business Combination" includes (i) a merger of a Resident Domestic Corporation with an Interested Stockholder or any corporation which is an affiliate of such Interested Stockholder, (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of 10% of more of the assets of a Resident Domestic Corporation to or with an Interested Stockholder or any affiliate thereof, and (iii) other specified extraordinary transactions between a Resident Domestic Corporation and an Interested Stockholder or any affiliate thereof. "Interested Stockholder" is defined, in pertinent part, as any person that is the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting stock of a Resident Domestic Corporation. "Stock Acquisition Date" is defined as the date that a person becomes an Interested Stockholder.

     The Company believes that it is a Resident Domestic Corporation because it has significant business operations located in New Jersey. Unless a court determines that the NJSPA is invalid, that the Company is not a Resident Domestic Corporation or that the NJSPA is otherwise inapplicable to a particular transaction, the NJSPA would prohibit consummation of a merger for a period of five years after a person became an Interested Stockholder unless, prior to that date, the Board of Directors of the Company approved the proposed Business Combination. The Securities and Exchange Commission (the "Commission") has argued that statutes similar to the NJSPA are invalid. The United States Court of Appeals for the Seventh Circuit has upheld a Wisconsin statute which is similar to the NJSPA. The Company has not solicited or received any legal opinion as to the validity of the NJSPA.

     The NJSPA imposes additional restrictions on the ability of an Interested Stockholder to consummate a Business Combination with a Resident Domestic Corporation even after the five year period has expired. The NJSPA requires the affirmative vote of the holders of two-thirds of the shares not beneficially owned by an Interested Stockholder to approve a Business Combination with the Interested Stockholder unless (i) the Business

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (UNAUDITED)


     Combination is approved by the Company's Board of Directors prior to the Interested Stockholder's Stock Acquisition Date or (ii) a "fair price" consideration, determined pursuant to criteria specified in the NJSPA, is paid to holders of shares and certain other specified conditions are met.

     "Fair Price" is defined to mean the highest of numerous valuations including the following: (1) the highest price paid for the shares by the Interested Stockholder in the five years preceding the announcement of the Business Combination or the five years preceding the Interested Stockholder's Stock Acquisition Date, whichever is higher, and (2) the market value of the stock on the Business Combination announcement date, or the market value of the stock on the Interested Stockholder's Stock Acquisition Date, whichever is higher (plus, in each case, interest compounded annually from such date through the consummation date at the rate for one-year United States Treasury obligations, less the aggregate amount of any cash dividends paid, and the market value of any dividends paid other than in cash, up to the amount of that interest).

     Under the New Jersey Business Corporation Act ("NJBCA") a merger would generally require the approval of the Board of Directors of the Company and the affirmative vote of a majority of the votes cast by the holders of capital stock of the Company entitled to vote on the merger assuming the presence of a quorum which would be a majority of all shares entitled to vote. Any merger would have to comply with the applicable procedural and substantive requirements of the NJBCA, including the NJSPA and any duties to other shareholders imposed upon a controlling or, if applicable, majority shareholder.

     Any merger would also have to comply with any applicable federal law. In particular, an Interested Stockholder may be required to comply with Rule 13e-3 promulgated by the Commission under the Exchange Act. Rule 13e-3 requires, among other things, that certain financial information concerning the Company and certain information relating to the fairness of such merger or other similar business combination and the consideration offered to minority shareholders be filed with the Commission and distributed to minority shareholders prior to the consummation of any such transaction.

     On February 24, 1994 (the "Conversion Date"), in accordance with the provisions of the Recapitalization Plan approved by the Company's Shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (UNAUDITED)


     shares of Class A Common Stock for each share of Class B Common Stock. The converted shares of Class B Common Stock were subsequently cancelled.

E. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed conversion of the weighted average number of shares of Class B Common Stock outstanding during each period through the Conversion Date and the assumed exercise of dilutive employees' stock options (less the number of treasury shares assumed to be purchased from the proceeds using the average market price or, for fully diluted earnings per share, the greater of the average market price or period-end market price of the Company's Class A Common Stock). Primary earnings per share are based upon 36,543,202 shares and 36,250,723 shares for the second quarter ended March 31, 1994 and February 28, 1993, respectively, and 36,527,242 shares and 36,104,148 shares for the respective six-month year-to-date periods. Fully diluted earnings per share are based upon 36,543,202 shares and 42,464,716 shares for the second quarter ended March 31, 1994 and February 28, 1993, respectively, and 36,534,423 shares and 43,099,181 shares, for the respective six-month year-to-date periods and assume conversion of the Company's Liquid Yield OptionTM Notes ("LYONs") from the issue date of November 16, 1989 through the redemption date of February 10, 1993.

F. On April 29, 1994, the Company completed the acquisition of Southeastern Hospital Supply Corporation, a privately held medical supply distributor located in Fayetteville, North Carolina, for 785,452 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $13.3 million and the assumption of approximately $6.4 million of debt by the Company, subject to adjustments after completion of the acquisition audit.

G. During the quarter ended March 31, 1994, the Company recorded a pre-tax charge of $1.4 million ($0.8 million after tax) for the estimated uninsured portion of an earthquake loss sustained by the Company's Valencia, California division on January 17, 1994.

H. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the second quarter and first six months of fiscal 1994 are not necessarily indicative of results to be expected for the full year.

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- - ---------------------

For the quarter ended March 31, 1994, net sales and other revenues increased 8%, while operating earnings and pre-tax earnings decreased 1% and 2%, respectively, from the quarter ended February 28, 1993. For the six months ended March 31, 1994, net sales and other revenues increased 11%, while operating earnings and pre-tax earnings both decreased 5% compared to the six-month period ended February 28, 1993. Operating earnings and pre-tax earnings for the second quarter and first six months of fiscal 1994 were impacted by a pre-tax charge of $1.4 million for the estimated uninsured portion of an earthquake loss. See Note G of Notes to Consolidated Financial Statements.

Of the 8% increase in net sales and other revenues for the quarter, approximately 1% is attributable to the acquisition of Healthcare Distributors of Indiana, Inc. (H.D.I.) in January 1993. Approximately 7% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business. Of the 11% increase in net sales and other revenues for the six-month period, approximately 2% in the aggregate is attributable to the acquisitions of Dr. T.C. Smith Company in November 1992 and H.D.I. Approximately 9% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business.

Primary earnings per share before extraordinary loss for the second quarter and first six months of fiscal 1994 decreased 5% and 9%, respectively, both on an increase of 1% in the average number of common and common equivalent shares outstanding. Fully diluted earnings per share before extraordinary loss was equal to the second quarter of the prior year, but decreased 6% compared to the first six months of the prior year on decreases of 14% and 15%, respectively, in the average number of common and common equivalent shares outstanding primarily due to the redemption of the LYONs in February 1993. The earthquake- related charge referred to above was equivalent to $.02 per fully diluted share.

Cost of sales increased 9% and 12% from the second quarter and six-month period of fiscal 1993, respectively, due mainly to the Company's increased sales levels. The overall gross margin as a percent of net sales and other revenues for the second quarter and six-month period decreased due to accelerated price competition and reduced opportunities for investment buying. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or lack

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


thereof, does influence the profitability of the Company. The effect of reduction in price increases in the comparison of the second quarter and first six months of fiscal 1994 to the same periods in fiscal 1993 was partially offset by the use of the LIFO method of accounting for inventory costs.

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

Distribution, selling, general and administrative expenses, including the earthquake-related charge, increased 4% over both the prior year quarter and six-month period, while net sales and other revenues increased 8% and 11% over the prior year quarter and six-month period, respectively. These expenses decreased as a percent of net sales and other revenues from 4.6% in the second quarter of fiscal 1993 to 4.4% in the second quarter of fiscal 1994 and were 4.4% and 4.8% of net sales and other revenues in the current and prior year six-month periods, respectively. Had the Company not recorded the above mentioned $1.4 million pre-tax earthquake-related charge in the second quarter of fiscal 1994, distribution, selling, general and administrative expenses would have been 4.3% of net sales and other revenues for the current year second quarter. The decreased distribution, selling, general and administrative expenses as a percentage of net sales and other revenues in the current year reflect operating efficiencies resulting from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution branches into larger regional distribution centers.

Net interest expense decreased from $6.6 million to $6.5 million for the second quarter and decreased from $11.6 million to $11.4 million for the six-month period, primarily due to reduced borrowings under the Credit Agreement and fewer outstanding 7% Debentures, partially offset by a reduced lower cash investment base.

The extraordinary after-tax charge for the second quarter of fiscal 1993 of $2,570,000 (net of the related income tax benefit of $1,786,000) was recorded in connection with the redemption of the Company's LYONs due 2004.

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Financial Condition
- - -------------------

At March 31, 1994, capitalization consisted of 51% debt and 49% shareowners' equity, as compared to 42% and 58%, respectively, at August 31, 1993. The increased debt percentage primarily reflects additional borrowings under the Credit Agreement, due principally to greater opportunities for investment buying of inventory. Borrowings under the Credit Agreement were $155.0 million at March 31, 1994. There were no borrowings under the Credit Agreement at August 31, 1993. Cash and cash equivalents of $16.0 million at March 31, 1994 decreased from $55.0 million at August 31, 1993.

On April 29, 1994, the Company completed the acquisition of Southeastern Hospital Supply Corporation ("Southeastern"), a medical supply distributor. The transaction included issuance of 785,452 shares, previously held as Treasury shares, of the Company's Class A Common Stock and the assumption of certain liabilities subject to adjustments after completion of the acquisition audit.

Capital expenditures for the six months ended March 31, 1994 were $11.9 million and relate principally to the expansion of the Company into new locations, the expansion of existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment. Dividends on Class A and Class B Common Stock amounted to $8.0 million for the six months ended March 31, 1994 compared to $7.2 million for the six months ended February 28, 1993, reflecting, primarily, a 20% increase in the quarterly dividend rate on both the Class A and Class B Common Stock during the second quarter of fiscal 1994.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

                            PART II. OTHER INFORMATION


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

In connection with the acquisition of Durr, and for the purpose of settling the expressed concern of the Attorneys General of the States of Alabama, Florida and Louisiana (collectively, the "Attorneys General") over the alleged potential lessening of competition in the wholesale distribution of pharmaceutical

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

                        PART II. OTHER INFORMATION (Continued)


products, the Company and Durr entered into an agreement dated September 18, 1992, with the Attorneys General wherein the Company agreed that (1) subject to certain exceptions, no existing customer of either the Company or Durr in Alabama, Florida and Louisiana (the "Customers") will suffer a diminution of service levels until April 30, 1997, (2) except for price increases resulting from taxes, fees or governmental charges, neither the Company nor Durr will increase the markup percentage for the Customers in Alabama, Florida and Louisiana for a period of two years and from September 1994 through April 1997 will not increase such percentage in excess of the percentage increase in the Consumer Price Index; (3) Durr will maintain its distribution facilities in Montgomery and Mobile, Alabama; Lakeland, Florida; and Shreveport, Louisiana for a period of at least two years; (4) Durr will maintain and enhance its Accu NetR system for a period of at least two years; and (5) the Company will reimburse the States of Alabama, Florida and Louisiana for their legal fees, costs and expenses incurred in the investigation of the acquisition of Durr by the Company.

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

In May 1992, Drug Barn requested additional financing which the Company denied to extend. In December 1992, Drug Barn commenced an action against the Company in the Santa Clara Superior Court (State of California) alleging breach of contract, misrepresentation and violations of certain California antitrust and unfair practices laws. Drug Barn seeks a variety of damage claims including compensatory, treble and punitive damages, an injunction against collection on the note, and declaratory judgment as to Drug Barn's rights under the alleged oral joint venture agreement with the Company. A trial date of May 31, 1994, has been set but the Company believes that it is likely that this trial date will be rescheduled. The Company believes that there is no merit to the material allegations of this complaint and intends to vigorously defend this action.

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

                        PART II. OTHER INFORMATION (Continued)


Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California, Case No. 93-3-3437 TC, by filing a voluntary petition for relief under Chapter 11 of the United States Code on July 29, 1993 and remains in possession pursuant to 11 U.S.C. Section 1107. The effect of this filing is that the Company's action against Drug Barn has been automatically stayed.

The Company has been named as a defendant in the following eight state antitrust actions (collectively, the "California Complaints"). On August 3, 1993, the Company was named as a defendant, along with five pharmaceutical industry-related companies in a state lawsuit filed in San Francisco Superior Court entitled Feitelberg v. Medco Containment Services, Inc., et. al., Case No. 953865. On August 4, 1993, the Company was named as a defendant, along with six other pharmaceutical industry-related companies in a state class action lawsuit filed in San Francisco Superior Court entitled Boynoff v. Medco, et. al., Case No. 953907. On August 24, 1993, the Company was named as a defendant along with five pharmaceutical industry-related companies in a state lawsuit filed in San Francisco Superior Court entitled Chang v. Medco., et. al., Case No. 954389. On December 20, 1993, the Company was named as a defendant along with the fourteen other pharmaceutical industry-related companies in a state class action lawsuit filed in San Francisco Superior Court entitled Michael Goldstein v. Medco, et. al., Case No. 953866. Also in December of 1993, the Company was named as a defendant, along with five other pharmaceutical industry-related companies in a state lawsuit filed in San Francisco Superior Court entitled Harry B. Ambrunn and Seventeen Fifty Medical Pharmacy, Inc., v. Abbott Laboratories, et. al., Case No. 957383. On January 20, 1994, the Company was named as a defendant along with seven manufacturers of pharmaceuticals in a state class action lawsuit filed in Monterey Superior Court entitled Donald J. Bartolo v. American Home Products Corporation, et. al., Case No. 98845. On January 21, 1994, the Company was named as a defendant along with the same defendants in the Bartolo action in a state class action lawsuit filed in Santa Clara Superior Court entitled Charles Leiter, Morton Roy Leiter and Lionel Leiter v. American Home Products Corporation, et. al., Case No. CV737815. On February 14, 1994, the Company was named as a defendant along with twenty-four other pharmaceutical industry-related companies in a state class action lawsuit filed in San Joaquin County Superior Court entitled Pharmaceutical Investments v. Abbott Laboratories, Case No. 269444. On April 11, 1994, these California state actions were all coordinated, and on April 26, 1994, the actions were assigned to a single judge in San Francisco Superior Court.

The complaints in the state actions allege that the Company and other defendants violated the California Cartwright Act, the Unfair Practices Act and an unfair competition statute. The plaintiffs in each case allege that the defendant

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

                        PART II. OTHER INFORMATION (Continued)


jointly and separately engaged in a secret rebating, kickbacks, and price discrimination between plaintiffs and plaintiffs' alleged competitors. Plaintiffs in all actions seek injunctive relief and treble damages.

The Company believes that the California Complaints against it are without merit and intends to defend them vigorously.

The Company has also been named in nine federal antitrust complaints (one in California and eight in New York). All nine actions have all been consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C 897 (MDL 997). An amended class action complaint ("Federal Complaint") incorporating all nine actions was filed in March of 1994. The Federal Complaint names the Company and thirty other pharmaceutical industry-related companies. The Federal Complaint alleges a conspiracy to fix prices for prescription pharmaceuticals under
Section 1 of the Sherman Act on behalf of a class of retail pharmacies in the United States which purchased pharmaceuticals from any of the defendants in the last four years. The Company believes that the Federal Complaint against it is without merit and intends to defend it vigorously.

On April 29, 1994 a purported class action pursuant to Rule 23 of the Alabama Rules of Civil Procedure was filed against Durr Drug Company, Inc. (a subsidiary company of Bergen Brunswig Drug Company, which is a subsidiary of the registrant), Medco Containment Services, Inc. and sixteen pharmaceutical manufacturers in the Circuit Court for Bullock County, Alabama entitled, Main Drug Company, Inc. et.al. v. The Upjohn Company, et.al., Civil Action Number CV-94-37 (the "Main Drug Suit"). The plaintiffs allege that the defendants formed an unlawful trust, combine or monopoly to further an unlawful pricing structure and to prevent and restrain competition in the prescription drug industry and maintain the price of prescription drugs at artificially high levels. On May 2, 1994, a purported class action was filed against Durr Drug Company, Inc., Bergen Brunswig Corporation, Medco Containment Services, Inc. and twenty-four pharmaceutical manufacturers in the Circuit Court of Greene County, Alabama entitled, Cecil Durrett, Jr., et.al. v. Upjohn Company, et.al., Civil Action Number CV94-029. The plaintiffs allege that the defendants engaged in conduct similar to that described in the Main Drug Suit. The Company believes that there is no merit to the material allegations in these claims and intends to vigorously defend these actions.

The Company is involved in various additional items of litigation. Although the amount of liability at March 31, 1994 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     --------
     *4 The Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between the Company and Chemical Trust Company of California as Trustee is set forth as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated December 1, 1992 (file no. 33-55136).

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

      11 Computation of primary earnings per share and computation of earnings per share assuming full dilution for the second quarter and six months ended March 31, 1994 and February 28, 1993.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     --------

     *99(c) Second Amendment to Credit Agreement dated as of May 18, 1993 is set forth as Exhibit 28(c) in the Quarterly Report of the Company on Form 10-Q for the quarter ended May 31, 1993.

     *99(d) Third Amendment to Credit Agreement dated as of August 27, 1993 is set forth as Exhibit 99(f) in the Annual Report of the Company on Form 10-K for the fiscal year ended August 31, 1993.

     *99(e) Fourth Amendment to Credit Agreement dated as of September 1, 1993 is set forth as Exhibit 99(e) in the Quarterly Report of the Company on Form 10-Q for the quarter ended December 31, 1993.

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


(b)  REPORTS ON FORM 8-K:
     -------------------

     There were no reports filed on Form 8-K during the three months ended March 31, 1994.

                                    SIGNATURES
                                    ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BERGEN BRUNSWIG CORPORATION

                                       By /s/    Robert E. Martini
                                         ---------------------------------------
                                                 Robert E. Martini
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



                                       By /s/    Neil F. Dimick
                                         ---------------------------------------
                                                 Neil F. Dimick
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)




May 11, 1994

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

                                 INDEX TO EXHIBITS
                                 -----------------

EXHIBIT NO.                                                             PAGE NO.
- - -----------                                                             --------

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

   11     Computation  of  primary  earnings  per  share                   24
          and computation of earnings per share assuming full dilution for the second quarter and six months ended March 31, 1994 and February 28, 1993.

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

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

                           INDEX TO EXHIBITS (Continued)
                           -----------------

EXHIBIT NO.                                                             PAGE NO.
- - -----------                                                             --------

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

  *99(e) Fourth Amendment to Credit Agreement dated as of September 1, 1993 is set forth as Exhibit 99(e) in the Quarterly
          Report of the Company on Form 10-Q for the quarter ended December 31, 1993.

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