Form 10-Q
period 1994-06-30
BERGEN BRUNSWIG CORP
filed 1994-08-15
CIK 11454

SECURITIES AND EXCHANGE COMMISSION     TOTAL NUMBER OF
                             Washington, D. C.  20549          PAGES INCLUDED IN
                                                               THIS QUARTERLY
                                    FORM 10-Q                  REPORT IS 27.

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

For the fiscal quarter ended    June 30, 1994
                            ----------------------
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to __________________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                              22-1444512
- --------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4000 Metropolitan Drive, Orange, California                      92668-3510
- ----------------------------------------------               -------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              (714) 385-4000
                                                             -------------------
                                   No Change
- --------------------------------------------------------------------------------
                   (Former name, former address and former
                  fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of each class of                      Number of Shares Outstanding
         Common Stock                                    July 31, 1994
     -----------------------                     ----------------------------
     Class A Common Stock -
     par value $1.50 per share                            37,260,010

INDEX TO EXHIBITS FOUND ON PAGE 24

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                                    INDEX
                                    -----
                                                                  Page No.
                                                                  --------
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets, June
                  30, 1994 and August 31, 1993                        3

               Statements of Consolidated Earnings
                  for the third quarter and nine
                  months ended June 30, 1994 and
                  May 31, 1993                                        4

               Statements of Consolidated Cash Flows
                  for the nine months ended June
                  30, 1994 and May 31, 1993                           5

               Notes to Consolidated Financial Statements             6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                         13



Part II.  Other Information


     Item 1.   Legal Proceedings                                     16

     Item 6.   Exhibits and Reports on Form 8-K                      21



Signatures                                                           23


Index to Exhibits                                                    24

                                                 PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                   BERGEN BRUNSWIG CORPORATION
                                                   ---------------------------

                                                   CONSOLIDATED BALANCE SHEETS
                                                JUNE 30, 1994 AND AUGUST 31, 1993
                                                      (dollars in thousands)
                                                           (Unaudited)
- ---------------------------------------------------------------------------------------------------------------------------------
                                          June 30,    August 31,            LIABILITIES AND                June 30,    August 31,
            - - ASSETS - -                  1994         1993         - - SHAREOWNERS' EQUITY  - -           1994        1993
- ---------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
  Cash and cash equivalents...........  $   14,224   $   54,960     Accounts payable...................  $  924,843   $  876,584
  Accounts and notes receivable,                                    Accrued liabilities................      92,489       94,051
    less allowance for doubtful                                     Customer credit balances...........      83,641       71,992
    receivables: $16,679 at June                                    Income taxes payable...............       1,143            -
    30, 1994 and $14,539 at                                         Deferred income taxes..............       6,588            -
    August 31, 1993...................     491,431      471,248     Current portion of long-term
  Inventories.........................     849,313      684,234       obligations......................       1,293        2,129
  Income taxes receivable.............           -        7,925                                          ----------   ----------
  Deferred income taxes...............           -        6,151         Total current liabilities......   1,109,997    1,044,756
  Prepaid expenses....................       8,910        6,310                                          ----------   ----------
                                        ----------   ----------   LONG-TERM OBLIGATIONS:
    Total current assets..............   1,363,878    1,230,828     7 3/8% senior notes................     149,050      148,958
                                        ----------   ----------     5 5/8% senior notes................      99,912       99,864
                                                                    Revolving bank loan payable........      50,000            -
                                                                    7% convertible subordinated
                                                                      debentures.......................      22,641       23,146
                                                                    6 7/8% exchnageable subordinated
                                                                      debentures.......................      10,575       10,905
                                                                    Deferred income taxes..............       2,138       12,553
                                                                    Other..............................      10,765       14,355
PROPERTY - At cost:                                                                                      ----------   ----------
  Land.................................     10,942       11,287         Total long-term obligations....     345,081      309,781
  Building and leasehold improvements..     74,910       71,187                                          ----------   ----------
  Equipment and fixtures...............    121,350      110,303   COMMITMENTS AND CONTINGENT LIABILITIES
                                        ----------   ----------     SHAREOWNERS' EQUITY:
    Total property.....................    207,202      192,777     Capital Stock:
  Less accumulated depreciation                                        Preferred - authorized 3,000,000
    and amortization...................     76,304       66,079          shares, issued, none..........           -            -
                                        ----------   ----------        Class A Common - authorized
    Property - net.....................    130,898      126,698          100,000,000 shares; issued:
                                        ----------   ----------          44,006,416 shares at June 30,
                                                                         1994 and 43,026,082 shares at
                                                                         August 31, 1993...............      66,010       64,539
                                                                       Class B Common - Convertible,
OTHER ASSETS:                                                            authorized 100,492 shares;
  Excess of cost over net assets of                                      issued, 100,492 shares at
    acquired companies.................    322,250      324,409          August 31, 1993...............           -          151
  Other investments....................     26,890       25,221     Paid-in capital....................     154,938      156,312
  Noncurrent receivables...............      9,488       10,438     Retained earnings..................     366,876      349,384
  Deferred charges and other assets....     53,420       54,743                                          ----------   ----------
                                        ----------   ----------         Total..........................     587,824      570,386
    Total other assets.................    412,048      414,911     Less Treasury shares, at cost:
                                        ----------   ----------       6,752,996 shares at June 30, 1994
                                                                      and 7,553,028 shares at August
                                                                      31, 1993.........................     136,078      152,586
                                                                                                         ----------   ----------
                                                                        Total shareowners' equity......     451,746      417,800
                                                                                                         ----------   ----------

                                                                  TOTAL LIABILITIES AND
TOTAL ASSETS........................... $1,906,824   $1,772,337   SHAREOWNERS' EQUITY..................  $1,906,824   $1,772,337
                                        ==========   ==========                                          ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                                                             Page 3

                                     BERGEN BRUNSWIG CORPORATION
                                     ---------------------------

                                 STATEMENTS OF CONSOLIDATED EARNINGS
                             FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                                    JUNE 30, 1994 AND MAY 31, 1993
                               (in thousands except per share amounts)
                                             (Unaudited)
                                                      THIRD QUARTER                  NINE MONTHS
                                                -------------------------     -------------------------
                                                 June 30,        May 31,       June 30,        May 31,
                                                   1994           1993           1994           1993
                                                -------------------------     -------------------------
Net sales and other revenues                    $1,878,548     $1,764,608     $5,558,933     $5,067,143
                                                ----------     ----------     ----------     ----------
Costs and expenses:
  Cost of sales                                  1,767,176      1,651,168      5,229,558      4,738,821
  Distribution, selling, general &
    administrative expenses                         79,872         82,992        242,696        240,076
                                                ----------     ----------     ----------     ----------
      Total costs and expenses                   1,847,048      1,734,160      5,472,254      4,978,897
                                                ----------     ----------     ----------     ----------
Operating earnings                                  31,500         30,448         86,679         88,246
Net interest expense                                 5,020          5,954         16,393         17,508
                                                ----------     ----------     ----------     ----------
Earnings before taxes on income                     26,480         24,494         70,286         70,738
Taxes on income                                     11,453         10,043         30,399         29,003
                                                ----------     ----------     ----------     ----------
Earnings before extraordinary loss                  15,027         14,451         39,887         41,735
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit of $1,786           -              -              -         (2,570)
                                                ----------     ----------     ----------     ----------
Net earnings                                    $   15,027     $   14,451     $   39,887     $   39,165
                                                ==========     ==========     ==========     ==========

Earnings (loss) per common and
  common equivalent share:
  Primary:
    Before extraordinary loss                   $      .41     $      .40     $     1.09     $     1.15
    Extraordinary loss                                   -              -              -           (.07)
                                                ----------     ----------     ----------     ----------
      Net earnings                              $      .41     $      .40     $     1.09     $     1.08
                                                ==========     ==========     ==========     ==========

  Fully diluted:
    Before extraordinary loss                   $      .41     $      .40     $     1.09     $     1.11
    Extraordinary loss                                   -              -              -           (.06)
                                                ----------     ----------     ----------     ----------
      Net earnings                              $      .41     $      .40     $     1.09     $     1.05
                                                ==========     ==========     ==========     ==========

Cash dividends per share:
  Class A Common Stock                          $     .120     $     .100     $     .340     $     .300
                                                ==========     ==========     ==========     ==========

  Class B Common Stock                          $        -     $     .953     $    2.096     $    2.859
                                                ==========     ==========     ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                                                  4

                                    BERGEN BRUNSWIG CORPORATION
                                    ---------------------------

                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     FOR THE NINE MONTHS ENDED
                                  JUNE 30, 1994 AND MAY 31, 1993
                                          (in thousands)
                                            (Unaudited)
                                                                           -------------------------
                                                                            June 30,        May 31,
                                                                              1994           1993
                                                                           -------------------------
Operating Activities
- --------------------
Net earnings including extraordinary loss                                  $  39,887      $  39,165
Adjustments to reconcile net earnings including extraordinary loss to net cash flows from operating activities:
  Provision for doubtful accounts                                              3,725          3,634
  Depreciation and amortization of property                                   14,752         10,281
  Deferred compensation                                                        1,052         (6,240)
  Amortization of customer lists                                               1,312          1,312
  Amortization of excess of cost over net assets of acquired companies         6,502          6,403
  Deferred income taxes                                                          333         (9,444)
  Interest accretion on convertible zero coupon-subordinated notes                 -          6,304
  Amortization of original issue discount on senior notes                        126             60
  Amortization of deferred financing costs                                       649            569
  Loss on dispositions of property                                               857            122
Effects of changes on:
  Receivables                                                                      2          1,586
  Inventories                                                               (186,418)        48,428
  Prepaid expenses and other assets                                           (7,536)        (2,985)
  Accounts payable                                                            41,423         49,791
  Accrued liabilities                                                         (7,902)       (35,521)
  Customer credit balances                                                    13,371         16,197
  Income taxes payable                                                         8,440          7,095
                                                                           ----------     ----------
    Net cash flows from operating activities                                 (69,425)       136,757
                                                                           ----------     ----------
Investing Activities
- --------------------
Investments                                                                   (1,332)        (1,022)
Property acquisitions                                                        (17,860)       (25,216)
Proceeds from dispositions of property                                         2,573             45
Acquisition of businesses, less cash acquired                                      -       (357,506)
Sale of business                                                                   -          9,159
Sale of discontinued operations                                                    -         (4,880)
                                                                           ----------     ----------
    Net cash flows from investing activities                                 (16,619)      (379,420)
                                                                           ----------     ----------
Financing Activities
- --------------------
Proceeds from revolving bank loan                                             40,000         30,000
Repayment of other obligations                                               (12,349)          (977)
Redemption of convertible subordinated debentures                               (505)       (45,851)
Redemption of exchangeable subordinated debentures                              (330)             -
Proceeds from issuance of senior notes                                             -        248,720
Early extinguishment of convertible zero coupon-subordinated notes                 -       (215,952)
Shareowners' equity transactions:
  Exercise of stock options                                                      180            564
  Cash dividends on Common Stock                                             (12,490)       (10,800)
                                                                           ----------     ----------
    Net cash flows from financing activities                                  14,506          5,704
                                                                           ----------     ----------
Net decrease in cash and cash equivalents                                    (71,538)      (236,959)
Cash and cash equivalents at beginning of period                              85,762        307,539
                                                                           ----------     ----------
Cash and cash equivalents at end of period                                 $  14,224      $  70,580
                                                                           ==========     ==========

Supplemental Cash Flows Disclosures
- -----------------------------------
Cash paid during the period for:
  Interest                                                                 $  13,226      $  11,199
  Income taxes                                                                22,269         28,155

See accompanying Notes to Consolidated Financial Statements.


                                                 5

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A. The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances.

     Effective October 1, 1993, the Company changed its fiscal year from a twelve-month period ending August 31 to a twelve-month period ending September 30. The Statements of Consolidated Earnings are presented for the third quarter and nine months ended June 30, 1994, and for the third quarter and nine months ended May 31, 1993. The Statements of Consolidated Cash Flows are presented for the nine months ended June 30, 1994, and for the nine months ended May 31, 1993.

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

C. On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)

     Fillauer Medical, Inc. and subsidiaries ("Durr") and to be used for general working capital purposes of the Company. In August 1993, the Credit Agreement was amended to extend the maturity date to September 15, 1996. Borrowings outstanding under the Credit Agreement were $50 million at June 30, 1994. The maximum outstanding borrowing under the Credit Agreement during the third quarter ended June 30, 1994 was $240 million.

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

     In connection with the Durr acquisition, the Company assumed $69.0 million of Durr's 7% Convertible Subordinated Debentures due March 1, 2006 (the "7% Debentures"). The acquisition of Durr by the Company resulted in each holder receiving the right, at such holder's option, to require Durr to redeem on November 23, 1992 all or any portion of such holder's 7% Debentures for cash equal to the principal amount plus accrued interest to that date. As a result, the Company redeemed $45.6 million aggregate
     principal amount on November 23, 1992.   Since that date, and through June
     30, 1994, an additional $0.8 million aggregate principal amount has been redeemed. The remaining outstanding 7% Debentures receive interest on March 1 and September 1 of each year.

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

     Subject to the preferences and other rights of the Preferred Stock, the Common Stock may receive stock or cash dividends as declared by the Board and each share of Common Stock is entitled to one vote per share at every meeting of shareowners. In the event of any liquidation, dissolution or winding up of the affairs of the Company, after payment to the owners of

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


     the Preferred Stock of the full amounts to which they have a liquidation preference, the owners of Common Stock shall be entitled to receive a distribution of all assets then remaining.

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

     On February 9, 1994, the Board adopted a Shareowner Rights Plan which provided that a dividend of one Preferred Share Purchase Right (the "Rights") was declared for each share of Common Stock outstanding at the close of business on February 18, 1994. The Rights are generally not exercisable until 10 days after a person or group acquires 15% of the Common Stock or announces a tender offer which could result in a person or group owning 15% or more of the Common Stock (an "Acquisition"). Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company's Series A Junior Preferred Stock at an exercise price of $80.00.

     In the event of an Acquisition without the approval of the Board, each Right will entitle the owner, other than an acquiror, to buy at the Rights' then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, if at the time when there was a 15% stockholder, the Company were to be acquired by merger, shareowners with unexercised Rights could purchase common stock of the acquiror with a value of twice the exercise price of the Rights. The Board may redeem the Rights for $0.01 per Right at any time prior to an Acquisition. Unless earlier redeemed, the Rights will expire on February 18, 2004.

     In addition to the Shareowner Rights Plan, the staggered election of the Board of Directors, the possible impact of the anti-trust laws and the New Jersey Shareholders Protection Act ("NJSPA") may deter a hostile takeover of the company.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


     The NJSPA could discourage a hostile takeover of the Company because it could significantly delay the ability of a person who acquires control of the Company to consummate a merger with the Company. The NJSPA purports to regulate certain "Business Combinations" of a "Resident Domestic Corporation" and an "Interested Stockholder" after a "Stock Acquisition Date," in each case as defined in the NJSPA. The NJSPA provides that no Resident Domestic Corporation shall engage in any Business Combination with any Interested Stockholder of such corporation for a period of five years following that Interested Stockholder's Stock Acquisition Date unless that Business Combination is approved by the Board of Directors of the Resident Domestic Corporation prior to that Interested Stockholder's Stock Acquisition Date.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


     The NJSPA imposes additional restrictions on the ability of an Interested Stockholder to consummate a Business Combination with a Resident Domestic Corporation even after the five year period has expired. The NJSPA requires the affirmative vote of the holders of two-thirds of the shares not beneficially owned by an Interested Stockholder to approve a Business Combination with the Interested Stockholder unless (i) the Business Combination is approved by the Company's Board of Directors prior to the Interested Stockholder's Stock Acquisition Date or (ii) a "fair price" consideration, determined pursuant to criteria specified in the NJSPA, is paid to holders of shares and certain other specified conditions are met.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


     minority shareholders prior to the consummation of any such transaction.

     On February 24, 1994 (the "Conversion Date"), in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock. The converted shares of Class B Common Stock were subsequently cancelled.

E. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed conversion of the weighted average number of shares of Class B Common Stock outstanding during each period through the Conversion Date and the assumed exercise of dilutive employees' stock options (less the number of treasury shares assumed to be purchased from the proceeds using the average market price or, for fully diluted earnings per share, the greater of the average market price or period-end market price of the Company's Class A Common Stock). Primary earnings per share are based upon 37,062,902 shares and 36,527,108 shares for the third quarter ended June 30, 1994 and May 31, 1993, respectively, and 36,705,795 shares and 36,245,136 shares for the respective nine-month year-to-date periods. Fully diluted earnings per share are based upon 37,062,902 shares and 36,529,182 shares for the third quarter ended June 30, 1994 and May 31, 1993, respectively, and 36,710,583 shares and 40,883,560 shares, for the respective nine-month year-to-date periods and assume conversion of the Company's Liquid Yield OptionTM Notes ("LYONs") from the issue date of November 16, 1989 through the redemption date of February 10, 1993.

F. On April 29, 1994, the Company completed the acquisition of Southeastern Hospital Supply Corporation ("Southeastern"), a privately held medical supply distributor located in Fayetteville, North Carolina, for 785,452 shares, previously held as Treasury shares at a cost of approximately $16.0 million, of the Company's Class A Common Stock valued at approximately $13.3 million and the assumption of approximately $6.4 million of debt by the Company, subject to adjustments after completion of the acquisition audit.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


G. During the quarter ended March 31, 1994, the Company recorded a pre-tax charge of $1.4 million ($0.8 million after tax) for the estimated uninsured portion of an earthquake loss sustained by the Company's Valencia, California division on January 17, 1994.

H. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the third quarter and first nine months of fiscal 1994 are not necessarily indicative of results to be expected for the full year.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------

For the quarter ended June 30, 1994, net sales and other revenues increased 7%, while operating earnings and pre-tax earnings increased 3% and 8%, respectively, from the quarter ended May 31, 1993. For the nine months ended June 30, 1994, net sales and other revenues increased 10%, while operating earnings and pre-tax earnings decreased 2% and 1%, respectively, compared to the nine-month period ended May 31, 1993. Operating earnings and pre-tax earnings for the first nine months of fiscal 1994 were impacted by a pre-tax charge of $1.4 million for the estimated uninsured portion of an earthquake loss. See Note G of Notes to Consolidated Financial Statements.

Of the 7% increase in net sales and other revenues for the quarter, approximately 1% is attributable to the acquisition of Southeastern in April 1994. Approximately 6% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business. Of the 10% increase in net sales and other revenues for the nine-month period, approximately 1% in the aggregate is attributable to the acquisitions of Dr. T.C. Smith Company in November 1992 and Healthcare Distributors of Indiana, Inc. in January 1993. Approximately 9% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business.

Primary and fully diluted earnings per share before extraordinary loss for the third quarter of fiscal 1994 both increased 3% compared to the third quarter of the prior year, both on an increase of 1% in the average number of common and common shares outstanding. Primary earnings per share before extraordinary loss for the first nine months of fiscal 1994 decreased 5% compared to the first nine months of the prior year on an increase of 1% in the average number of common and common equivalent shares outstanding. Fully diluted earnings per share before extraordinary loss for the first nine months of fiscal 1994 decreased 2% from the first nine months of the prior year on a decrease of 10% in the average number of common and common equivalent shares outstanding, primarily due to the redemption of the LYONs in February 1993. The earthquake-related charge referred to above was equivalent to $.02 per fully diluted share.

Cost of sales increased 7% and 10% from the third quarter and nine- month period of fiscal 1993, respectively, due mainly to the Company's increased sales levels. The overall gross margin as a percent of net sales and other revenues for the third quarter and nine-month period decreased due to continued price competition and reduced opportunities for investment buying. In the pharmaceutical distribution industry,

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or lack thereof, does influence the profitability of the Company. The effect of reduction in price increases in the comparison of the third quarter and first nine months of fiscal 1994 to the same periods in fiscal 1993 was partially offset by the use of the LIFO method of accounting for inventory costs.

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

Distribution, selling, general and administrative expenses, including the earthquake-related charge, decreased 4% over the prior year quarter and increased 1% over the prior year nine-month period, while net sales and other revenues increased 7% and 10% over the prior year quarter and nine-month period, respectively. These expenses decreased as a percent of net sales and other revenues from 4.7% in the third quarter of fiscal 1993 to 4.3% in the third quarter of fiscal 1994 and were 4.4% and 4.7% of net sales and other revenues in the current and prior year nine-month periods, respectively. Had the Company not recorded the above mentioned $1.4 million pre-tax earthquake-related charge in the second quarter of fiscal 1994, distribution, selling, general and administrative expenses would have been 4.3% of net sales and other revenues for the current year nine-month period. The decreased distribution, selling, general and administrative expenses as a percentage of net sales and other revenues in the current year reflect operating efficiencies resulting from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution branches into larger regional distribution centers.

Net interest expense decreased from $6.0 million to $5.0 million for the third quarter and decreased from $17.5 million to $16.4 million for the nine-month period, primarily due to reduced borrowings under the Credit Agreement and fewer outstanding 7% Debentures, partially offset by a reduced cash investment base.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The extraordinary after-tax charge for the nine-month period of fiscal 1993 of $2,570,000 (net of the related income tax benefit of $1,786,000) was recorded in connection with the redemption of the Company's LYONs due 2004.


Financial Condition
- -------------------

At June 30, 1994, capitalization consisted of 43% debt and 57% shareowners' equity, as compared to 42% and 58%, respectively, at August 31, 1993. The increased debt percentage primarily reflects additional borrowings under the Credit Agreement, due principally to greater opportunities for investment buying of inventory. Borrowings under the Credit Agreement were $50.0 million at June 30, 1994. There were no borrowings under the Credit Agreement at August 31, 1993. Cash and cash equivalents of $14.2 million at June 30, 1994 decreased from $55.0 million at August 31, 1993.

On April 29, 1994, the Company completed the acquisition of Southeastern Hospital Supply Corporation ("Southeastern"), a medical supply distributor. The transaction included issuance of 785,452 shares, previously held as Treasury shares, of the Company's Class A Common Stock and the assumption of certain liabilities subject to adjustments after completion of the acquisition audit.

Capital expenditures for the nine months ended June 30, 1994 were $17.9 million and relate principally to the expansion of the Company into new locations, the expansion of existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment. Dividends on Class A and Class B Common Stock amounted to $12.5 million for the nine months ended June 30, 1994 compared to $10.9 million for the nine months ended May 31, 1993, reflecting, primarily, a 20% increase in the quarterly dividend rate on both the Class A and Class B Common Stock during the second quarter of fiscal 1994.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On November 2, 1988, Aline K. Hayle instituted legal proceedings ("Hayle Complaint") in the Orange County Superior Court (State of California), which was consolidated with related proceedings instituted on November 14, 1988 in the same court by Martin Bergstein. The Hayle Complaint names the Company as a nominal defendant, and further names as defendants certain officers who are also directors of the Company as well as seven independent Company directors. This complaint seeks damages and other relief with respect to actions allegedly taken by the defendants in connection with the Company's recapitalization plan, said
plan having been approved by the Company's shareowners in January 1989.   On
March 16, 1994, the Court gave its preliminary approval for the settlement of this matter and approved the form of notice to be sent to all shareholders. A final hearing is expected to occur on September 7, 1994 and the settlement, if approved, will require Mr. Robert Martini and the Estate of Emil P. Martini, Jr. to transfer 15,000 shares each to the Company (the Estate has the option of paying the cash equivalent of 15,000 shares) and the Company has agreed to pay attorney fees, if approved in the Court, of a sum not to exceed $370,000 plus accumulated interest from the date of settlement. This legal proceeding is more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, and "Item I - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 1989, each as filed with the Securities and Exchange Commission. Such Items are incorporated herein by reference.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                      PART II. OTHER INFORMATION (CONTINUED)


The Class Action Complaints sought a variety of relief, including: an injunction requiring the Durr directors to consider competing offers, damages, attorneys fees and costs.

In connection with the acquisition of Durr, and for the purpose of settling the expressed concern of the Attorneys General of the States of Alabama, Florida and Louisiana (collectively, the "Attorneys General") over the alleged potential lessening of competition in the wholesale distribution of pharmaceutical products, the Company and Durr entered into an agreement dated September 18, 1992, with the Attorneys General wherein the Company agreed that (1) subject to certain exceptions, no existing customer of either the Company or Durr in Alabama, Florida and Louisiana (the "Customers") will suffer a diminution of service levels until April 30, 1997, (2) except for price increases resulting from taxes, fees or governmental charges, neither the Company nor Durr will increase the markup percentage for the Customers in Alabama, Florida and Louisiana for a period of two years and from September 1994 through April 1997 will not increase such percentage in excess of the percentage increase in the Consumer Price Index; (3) Durr will maintain its distribution facilities in Montgomery and Mobile, Alabama; Lakeland, Florida; and Shreveport, Louisiana for a period of at least two years; (4) Durr will maintain and enhance its Accu NetR system for a period of at least two years; and (5) the Company will reimburse the States of Alabama, Florida and Louisiana for their legal fees, costs and expenses incurred in the investigation of the acquisition of Durr by the Company.

Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of June 30, 1994, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collateralize the note and trade receivables.

In May 1992, Drug Barn requested additional financing which the Company denied to extend. In December 1992, Drug Barn commenced an action against the Company in the Santa Clara Superior Court (State of California) alleging breach of contract, misrepresentation and violations of certain California antitrust and unfair practices laws. Drug Barn seeks a variety of damage claims including compensatory, treble and punitive damages, an injunction against collection on the note, and declaratory judgment as to Drug Barn's rights under the alleged oral joint venture agreement with the Company. In April 1994, this matter was coordinated with several other similar cases in San Francisco County Superior Court and the trial date was vacated. The

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                      PART II. OTHER INFORMATION (CONTINUED)


Company believes that there is no merit to the material allegations of this complaint and intends to vigorously defend this action.

On April 20, 1993, the Company filed a complaint in the Orange County Superior Court (State of California), Case No. 709136 against Drug Barn and Milton Sloban and Barbara Sloban, as guarantors on the defaulted note and open trade receivables, alleging breach of contract and guaranty, and requesting judicial foreclosure of and the possession of collateral.

Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California, Case No. 93-3-3437 TC, by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 29, 1993 and remains in possession pursuant to 11 U.S.C. Section 1107. The effect of this filing is that the Company's action against Drug Barn has been automatically stayed.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                      PART II. OTHER INFORMATION (CONTINUED)


twenty-four other pharmaceutical industry-related companies in a state class action lawsuit filed in San Joaquin County Superior Court entitled Pharmaceutical Investments v. Abbott Laboratories, Case No. 269444. On April 11, 1994, these California state actions were all coordinated, and on April 26, 1994, the actions were assigned to a single judge in San Francisco Superior Court.

The complaints in the state actions allege that the Company and other defendants violated the California Cartwright Act, the Unfair Practices Act and an unfair competition statute. The plaintiffs in each case allege that the defendants jointly and separately engaged in secret rebating, kickbacks, and price discrimination between plaintiffs and plaintiffs' alleged competitors. Plaintiffs in all actions seek injunctive relief and treble damages.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                      PART II. OTHER INFORMATION (CONTINUED)


of Greene County, Alabama entitled, Cecil Durrett, Jr., et.al. v. Upjohn Company, et.al., Civil Action Number CV94-029. The plaintiffs allege that the defendants engaged in conduct similar to that described in the Main Drug Suit. The Company believes that there is no merit to the material allegations in these claims and intends to vigorously defend these actions.

The Company is involved in various additional items of litigation. Although the amount of liability at June 30, 1994 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its consolidated financial position or results of operations.

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

      11 Computation of primary earnings per share and computation of earnings per share assuming full dilution for the third quarter and nine months ended June 30, 1994 and May 31, 1993.

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

     There were no reports filed on Form 8-K during the three months ended June 30, 1994.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BERGEN BRUNSWIG CORPORATION



                                       By /s/ Robert E. Martini
                                          --------------------------------------
                                              Robert E. Martini
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



                                       By /s/ Neil F. Dimick
                                          --------------------------------------
                                              Neil F. Dimick
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer)



August 11, 1994

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

    11    Computation  of  primary  earnings  per  share and               26
          computation of earnings per share assuming full dilution for the third quarter and nine months ended June 30, 1994 and May 31, 1993.

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