Form 10-K
period 1994-09-30
BERGEN BRUNSWIG CORP
filed 1994-12-29
CIK 11454

EXHIBIT INDEX                                                    TOTAL NUMBER OF
FOUND ON PAGE 64.       SECURITIES AND EXCHANGE COMMISSION       PAGES INCLUDED
                              Washington, D.C. 20549             IN THIS ANNUAL
                                                                 REPORT IS 221.
                                    FORM 10-K


[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1994
                          ------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to ________________

                         Commission file number 1-5110
                                                ------

                          BERGEN BRUNSWIG CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           NEW JERSEY                                            22-1444512
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

4000 Metropolitan Drive, Orange, California                        92668-3510
- -----------------------------------------------              -------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code     (714) 385-4000
                                                  -------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
     Title of each class                                  which registered
- ------------------------------------                 -------------------------
Class A Common Stock                                 New York Stock Exchange
Par Value $1.50 per share

6 7/8% Exchangeable Subordinated                     New York Stock Exchange
Debentures due July 15, 2011

$100,000,000 5 5/8% Senior Notes                     New York Stock Exchange
due 1996

$150,000,000 7 3/8% Senior Notes                     New York Stock Exchange
due 2003

Securities registered pursuant to Section 12(g) of the Act:
7% Convertible Subordinated Debentures due March 1, 2006 - Durr-Fillauer Medical, Inc.




                             (Cover page continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

At November 30, 1994, 37,213,903 shares of Class A Common Stock were
outstanding.   The aggregate market value of the voting Class A Common Stock held by nonaffiliates of the registrant on November 30, 1994 was $676,554,133.



                        Documents Incorporated by Reference
                        -----------------------------------

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement relating to the registrant's annual meeting of shareowners to be held January 26, 1995 to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 1994 are incorporated herein by reference in Part III.

                                 TABLE OF CONTENTS

                                       PART I
                                       ------
ITEM                                                                     PAGE
- ----                                                                   --------
1.   Business                                                            I - 1

2.   Properties                                                          I - 5

3.   Legal Proceedings                                                   I - 6

4.   Submission of Matters to a Vote of Security Holders                 I - 10

4A.  Executive Officers of the Registrant                                I - 10

                                      PART II
                                      -------
5.   Market for the Registrant's Common Equity and                      II - 1
          Related Stockholder Matters

6.   Selected Financial Data                                            II - 3

7.   Management's Discussion and Analysis of Financial                  II - 4
          Condition and Results of Operations

8.   Financial Statements and Supplementary Data                        II - 11

9.   Changes in and Disagreements with Accountants                      II - 38
          on Accounting and Financial Disclosure

                                      PART III
                                      --------
10.  Directors and Executive Officers of the Registrant                III - 1

11.  Executive Compensation                                            III - 1

12.  Security Ownership of Certain Beneficial Owners                   III - 1
          and Management

13.  Certain Relationships and Related Transactions                    III - 1

                                      PART IV
                                      -------
14.  Exhibits, Financial Statement Schedules,                           IV - 1
          and Reports on Form 8-K

     Signatures                                                         IV - 8

                                     PART I

ITEM 1.   BUSINESS

          A.   General Development of Business
               -------------------------------

               Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company"), are a diversified drug and health care distribution organization and, as such, one of the nation's largest distributors of products sold by pharmacies.

               On February 9, 1994, the Board adopted a Shareowner Rights Plan pursuant to which a dividend of one Preferred Share Purchase Right (the "Rights") was declared for each share of Common Stock outstanding at the close of business on February 18, 1994 as well as for each share of Common Stock issued between such record date and the Distribution Date (as defined in the Shareowner Rights Plan). The Shareowner Rights Plan is more fully described in
Item 5 of this Annual Report.

               On February 24, 1994, in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock. All Class B Common Stock was subsequently cancelled.

               Effective October 1, 1993, the Company changed its fiscal year from a twelve-month period ending August 31 to a twelve-month period ending September 30. This change in fiscal year is more fully described in Note 1 of Notes to Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report.

               Effective September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change of $8.7 million, or $0.24 per share, recorded in September 1993. The adoption of this Statement is more fully described in Note 7 of Notes to Consolidated Financial Statements appearing in
Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report.

               On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit for payment in connection with the acquisition of Durr-Fillauer Medical, Inc. and subsidiaries ("Durr") and to be used for general working capital purposes of the Company. On

October 7, 1994, the Credit Agreement, was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings outstanding under the Credit Agreement were $40 million at September 30, 1994. The maximum outstanding borrowing under the Credit Agreement for the year ended September 30, 1994 was $270 million.

               On April 29, 1994, the Company completed the acquisition of Southeastern Hospital Supply Corporation ("Southeastern"), a privately held medical supply distributor located in Fayetteville, North Carolina, for 747,422 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $12.6 million and the assumption of approximately $6.7 million of debt by the Company, which was paid by the Company on the acquisition date. The Southeastern acquisition is more fully described in Note 4 of Notes to Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

               On August 31, 1994, the Company completed the acquisition of certain net assets of Professional Medical Supply Co., a privately held medical-surgical supply distributor located in Denver, Colorado, for approximately $2.4 million in cash.

               On November 17, 1994, the Company announced that it had signed a definitive merger agreement to acquire Biddle & Crowther Company, a privately-held medical-surgical supply distributor headquartered in Seattle, Washington, in exchange for the Company's Class A Common Stock valued at approximately $13.0 million. The Company estimates a closing in early January 1995.

               During the fourth quarter of fiscal 1993, the Company approved a restructuring plan which consists of an accelerated consolidation of pharmaceutical distribution facilities into larger, more efficient regional distribution centers, the merging of duplicate operating systems, the reduction of administrative support in areas not affecting valued services to customers and the discontinuance of services and programs that do not meet the Company's strategic and economic return objectives. The estimated pre-tax cost of the restructuring plan is $33.0 million. The restructuring charge represents the costs associated with restructure, primarily abandonment and severance. For those activities or assets where the disposal is expected to result in a gain,
no gain will be recognized until realized.   During fiscal 1994, the Company
incurred costs of approximately $13.1 million related to the restructuring plan.

               During the quarter ended March 31, 1994, the Company recorded a pre-tax charge of $1.4 million ($0.8 million after tax) for the uninsured portion of an earthquake loss sustained by the Company's Valencia, California Regional Distribution Center on January 17, 1994.

               In November 1993, the Company announced that it had applied for a listing of its Class A Common Stock and various debt securities on the New York Stock Exchange("NYSE"). Trading on the NYSE began on December 16, 1993 with the same trading symbol, BBC.


          B.   Narrative Description of Business
               ---------------------------------

               Bergen Brunswig Drug Company (the "Drug Company") is one of the largest national distributors of products sold by institutional (hospital) and retail pharmacies. The Drug Company distributes from 33 locations in 23 states a full line of products, including pharmaceuticals, proprietary medicines, cosmetics, toiletries, personal health products, sundries, and home healthcare supplies and equipment. These products are sold to a large number of hospital pharmacies, managed care facilities, health maintenance organizations ("HMO's"), independent retail pharmacies, pharmacy chains, supermarkets, food-drug combination stores and other retailers located in over 44 states, Guam and Mexico. During fiscal 1994, no single customer or affiliated group of customers of the Drug Company accounted for more than 10% of its net sales and other revenues. However, purchasing groups are expected to represent increasing percentages of total sales in the future. The Drug Company is required to carry significant amounts of inventory to meet the rapid delivery requirements of its customers.

               The Drug Company has been an innovator in the development and utilization of computer-based retailer order entry systems and of electronic data interchange ("EDI") systems including computer-to-computer ordering systems with suppliers. During fiscal 1994, substantially all of Bergen Brunswig Drug Company's orders received from customers were received via electronic order entry systems. These systems, combined with daily delivery, improve customers' cash and inventory management and profitability by freeing them from the burden of maintaining large inventories. Although these systems require capital expenditures by the Company, benefits from these systems to the Drug Company are expected to be realized through increased productivity. The Drug Company is expanding its electronic interface with its suppliers and now electronically processes a substantial portion of its purchase orders, invoices and payments. The Drug Company has opened seven regional distribution centers ("RDCs") since fiscal 1986, replacing 18 older, less efficient facilities. These facilities will service 45% of the Drug Company sales volume in 1995. The newest RDC was opened in November 1994 in Richmond, Virginia, and, similar to the Corona and Valencia, California facilities, exceeds 200,000 square feet and utilizes a highly automated order-picking system. The Richmond RDC has the ability to automatically pick 90% of its orders.

               In July 1994, the Company introduced AccuSourceTM, a multimedia communication, product information, and electronic ordering system for pharmacies. AccuSource was developed jointly by the Drug Company and Apple Computer and is the first link of its kind between supplier, wholesaler and retailer in the pharmaceutical distribution process. AccuSource simplifies the ordering process and gives retailers detailed information on thousands of products, services and special purchase opportunities as well as prescription substitution alternatives and Medicaid coverage information. AccuSource's on-line feature provides retailers with a convenient method for ensuring product availability by giving immediate information on quantity levels at their Drug Company distribution center.

               The Drug Company also provides a wide variety of promotional, advertising, merchandising, and marketing assistance to independent community pharmacies. For example, the Good Neighbor PharmacyTM program utilizes circular and media advertising to strengthen the consumer image of the independent pharmacy without sacrificing its local individuality. Other programs for the independent community pharmacy include in-store merchandising programs, private label products, shelf management systems, pharmacy computers and a fully integrated point-of-sale system marketed under the Drug Company's trademark of OmniPhaseTM.

               Hospital and other institutional accounts are offered a wide variety of inventory management and information services by the Drug Company to better manage inventory investment and contain costs. Accu NetR allows customers to customize their own reports and use it to complement the on-line real-time PRIMELINESM order entry system which was introduced in December 1989.

               Durr Medical Corporation, Southeastern and Professional Medical Supply Co., collectively "Medical", wholly-owned subsidiaries of the Company, distribute a variety of medical and surgical products to individual hospitals and alternate site health providers through 20 distribution centers located in 15 states in the southeastern, southwestern and northwestern regions of the United States.

               Medical serves hospital customers and alternate site customers in 39 states. Alternate site customers include outpatient clinics, nursing homes, surgery centers, dialysis and oncology centers, emergency centers, laboratories and veterinary clinics. Medical's distribution centers range between 14,000 and 70,000 square feet and average 30,000 square feet. Medical employs approximately 850 people.

               1.   Competition

               The Drug Company, which is the second largest national pharmaceutical distributor measured by sales, faces intense competition from other national pharmaceutical distributors, as well as regional and local full-line and short-line distributors, direct selling manufacturers, rack jobbers and specialty distributors. The principal competitive factors of the Drug Company's business are service and price.


               2.   Employees

               As of November 30, 1994, the Company employed approximately 4,250 people, including Medical. The Company considers its relationship with its employees and the unions representing certain of its employees to be satisfactory.


               3.   Other

               While the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

               Although the Company's computer service operations expend time and effort on the development and marketing of computer programs relating to the services for its subsidiaries, which are described in part elsewhere herein, the Company has not, during the past three fiscal years, expended any material amounts on research and development.


ITEM 2.   PROPERTIES

          Because of the nature of the Company's business, office and warehousing facilities are operated in widely dispersed locations in the United States. Some of the facilities are owned by the Company, but most are leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and well utilized with adequate capacity for growth. In connection with a restructuring plan, which is being implemented over an approximate 18-month period, certain facilities are being consolidated and others are being automated to serve a larger geographic area.

          For certain financial information regarding the Company's warehouse and office leases, see Note 6 of Notes to Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report.

ITEM 3.   LEGAL PROCEEDINGS

          On November 2, 1988, Aline K. Hayle instituted legal proceedings ("Hayle Complaint") in the Orange County Superior Court (State of California), which was consolidated with related proceedings instituted on November 14, 1988 in the same court by Martin Bergstein. The Hayle Complaint names the Company as a nominal defendant, and further names as defendants certain officers who are also directors of the Company as well as seven independent Company directors. This complaint seeks damages and other relief with respect to actions allegedly taken by the defendants in connection with the Company's recapitalization plan, said plan having been approved by the Company's shareowners in January 1989. On March 16, 1994, the Court gave its preliminary approval for the settlement of this matter and approved the form of notice to be sent to all shareowners. On September 7, 1994, an Order and Final Judgment was signed approving the settlement of the class and derivative litigation. Under the order, the Company became obligated to pay the plaintiff's attorneys the sum of $446,000 for fees, expenses and interest, and Robert E. Martini and the Estate of Emil P. Martini, Jr. each agreed to transfer to the Company 15,000 shares of the Company's Class A Common Stock. The Estate of Emil P. Martini, Jr. was also given the option, in lieu of the transfer of 15,000 shares of Class A Common Stock, to pay the Company in cash the sum of $294,000.

          On July 7, 1992, two putative class action complaints were filed in the Delaware Court of Chancery against Durr and its directors: Steiner v, Adair, et al., C.A. No. 12634 and Goldwurm v. Adair, et al., C.A. No. 12635. These actions were consolidated on July 15, 1992. On July 17, 1992, another putative class action complaint was filed in the Delaware Court of Chancery against Durr and its directors: Trief v. Adair, et al., C.A. No. 12648. This action was consolidated with C.A. Nos. 12634 and 12635 on August 7, 1992. The named plaintiffs in the three complaints (the "Class Action Complaints") allegedly owned an undisclosed number of shares of Durr common stock. The plaintiffs sought certification of a class consisting of all public stockholders of Durr who held Durr stock at the time of the filing of the Class Action Complaints and who were not affiliated with any of the defendants. The Class Action Complaints alleged, among other things, that Durr's directors breached their fiduciary duties in entering into a June 2, 1992, Agreement and Plan of Reorganization which contemplated the merger of Durr's wholesale drug business with Cardinal Distribution, Inc. ("Cardinal") and the spin-off of Durr's remaining businesses into a newly formed entity (the "Cardinal Acquisition"). The Class Action Complaints sought a variety of relief, including: an injunction requiring the Durr directors to consider competing offers, damages, attorneys fees and costs.

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

          Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of October 31, 1994, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collaterize the note and trade receivables.

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

          In April 1994, this matter was transferred to the San Francisco County Superior Court with the California state actions referenced in the next paragraph and the trial date was vacated.

          Between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in
California.    These lawsuits are more fully detailed in "Item 3 - Legal
Proceedings" of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a Consolidated Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions.

          The California Complaint alleges that the Company and 35 other pharmaceutical industry-related companies violated California's Cartwright Act, Unfair Practices Act, and the Business and Professions Code unfair competition statute. The California Complaint alleges that defendants jointly and separately engaged in secret rebating, price fixing and price discrimination between plaintiffs and plaintiffs' alleged competitors who sell pharmaceuticals to patients or retail customers. Plaintiffs seek, on behalf of themselves and a class of similarly situated California pharmacies, injunctive relief and treble damages in an amount to be determined at trial. The judge recently struck the class allegations from the Unfair Practices Act claims.

          Between August 12, 1993 and November 29, 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C. 897 (MDL 997). On March 7, 1994, plaintiffs in these 11 actions filed a consolidated amended class action complaint ("Federal Complaint") which amended and superseded all previously Federal complaints against the Company. The Federal Complaint names the Company and 30 other pharmaceutical industry-related companies. The Federal Complaint alleges, on behalf of a nationwide class of retail pharmacies, that the Company conspired with other wholesalers and manufacturers to discriminatorily fix prices in violation of Section 1 of the

Sherman Act. The Federal Complaint seeks injunctive relief and treble damages. On November 15, 1994, the federal court certified the class defined in the Federal Complaint for the time period October 15, 1989 to the present. These lawsuits are more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference.

          On April 29, 1994, Durr Drug Company (a subsidiary of the Company) was named as a defendant, along with 17 other parties, in a class action in the Circuit Court of Bullock County, Alabama entitled Main Drug Company v. The UpJohn Company, et al., No. CV-94-37. This case was voluntarily dismissed on October 31, 1994. On May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029 ("Alabama Complaint"). The Alabama Complaint alleges on behalf of a class of Alabama retail pharmacies and a class of Alabama consumers that the defendants conspired to discriminatorily fix prices to plaintiffs at artificially high levels. The Alabama Complaint seeks injunctive relief and treble damages.

          On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9,000,000 total (of which the Company will receive a proportionate share) and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation as well as the cases which have been filed in various state courts. In December 1994, plaintiffs in the Federal action have moved to set aside the agreement. The Company believes the agreement is enforceable and
intends to vigorously oppose this motion.   After discussions with counsel,
management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial condition.

          The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1994 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of shareowners during the three months ended September 30, 1994.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Executive Officers.

          The executive officers of the Company are elected by and serve at the pleasure of the Board of Directors. Each executive officer holds office until the next annual election of officers held in December or January of each year. The current executive officers of the Company, and their respective principal occupations and employment during the last five years ended September 30, 1994, are listed alphabetically as follows:

          John Calasibetta, 89, Senior Vice President since 1974. Mr. Calasibetta is also a member of the Board of Directors.

          Neil F. Dimick, 45, Executive Vice President (since April 1992), Chief Financial Officer (since 1991); formerly Vice President, Finance (1991-1992); formerly Partner, Deloitte & Touche LLP (1984-1991), the Company's independent auditors.

          Phillip R. Engle, 54, Executive Vice President, Supplier Relations and Operations (since February 1994); formerly President, Drug Operations (1992-1994), President, Bergen Brunswig Drug Company (1985-1994); formerly Vice President, Pharmaceutical Distribution (1986-1992).

          Robert E. Martini, 62, Chairman of the Board (since April 1992) and Chief Executive Officer (since 1990); formerly President (1981-1992). Mr. Martini is also a member of the Board of Directors.

          John P. Naughton, 56, Vice President and Controller of Bergen Brunswig Drug Company since 1981.

          Milan A. Sawdei, 48, Secretary (since July 1992); Executive Vice President (since April 1992), Chief Legal Officer (since 1989); formerly Vice President and Assistant Secretary (1989-1992); formerly Director, Legal Affairs/Senior Counsel (1987-1989).

          Eric J. Schmitt, 44, Vice President, Finance and Treasurer (since February 1994); Vice President, Financial Planning (1989-1994).

          Denny W. Steele, 51, Executive Vice President, Chief Information Officer (since April 1992); formerly Vice President, Corporate Information Resources (1990-1992); formerly Group Director, Corporate Information Resources (1989-1990).

          Dwight A. Steffensen, 51, President (since April 1992) and Chief Operating Officer (since 1990); formerly Executive Vice President (1985-1992). Mr. Steffensen is also a member of the Board of Directors.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          For certain information regarding shares of the Company's Class A Common Stock, including cash dividends per share, market prices per share, stock market information and number of shareowners, and cash dividend information for shares of Class B Common Stock, see "Selected Quarterly Results (unaudited)" as set forth in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report. Shares of the Company's Class B Common Stock were not publicly traded but were convertible into shares of the Company's Class A Common Stock at a conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock.

          On February 24, 1994, in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Common Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock. All Class B Common Stock was subsequently cancelled.

          On February 9, 1994, the Board adopted a Shareowner Rights Plan pursuant to which a dividend of one Preferred Share Purchase Right (the "Rights") was declared for each share of Common Stock outstanding at the close of business on February 18, 1994 as well as for each share of Common Stock issued between such record date and the Distribution Date (as defined below). The Rights, unless earlier redeemed, will expire on February 18, 2004. Prior to such expiration date, the Rights are redeemable by the Company for $0.01 per Right at any time prior to 10 days after the Stock Acquisition Date (as defined below). The Rights are not exercisable until 10 days after the first date (the "Stock Acquisition Date") of public announcement by the Company or an Acquiring Person (as defined below) that a person or group has become the beneficial owner of 15% or more of the Common Stock without the prior approval of the Company's Board of Directors (an "Acquiring Person") or (unless the Board postpones the Distribution Date) 10 days after any person or group announces a tender offer as a result of which, if consummated, there would be an Acquiring Person (a "Distribution Date"). Upon a Distribution Date, the Rights would separate from the underlying Common Stock and entitle all holders (except for any Acquiring Person and its associates, affiliates and transferees) to purchase, for an initial exercise price (subject to possible future adjustment) of $80.00 (the "Exercise Price"), either 1/100th of a share of a new series of the Company's Series A Junior Preferred Stock or, if the Distribution Date occurs as a result of the occurrence of a Stock Acquisition Date, Common Stock having twice the aggregate market value of the Exercise Price. All holders of Rights, other than the Acquiring Person and its affiliates, associates and transferees, would also be entitled to purchase Common Stock having twice the aggregate market value of the Exercise Price if the Company was the surviving corporation in a merger with an Acquiring Person and its Common Stock was not changed, an Acquiring Person engaged in one or more "self-dealing" transactions or, during such time as there was an Acquiring Person, an event occurred which increased such Acquiring Person's ownership interest by more than 1%.

          If, at any time after there was an Acquiring Person, the Company was acquired in a business combination in which it was not the surviving corporation or 50% or more of its assets or earning power was transferred, all holders of Rights, other than any Acquiring Person and its affiliates, associates and transferees, would be entitled to purchase, for the Exercise Price, Common Stock of the acquiring company having twice the aggregate market value of the Exercise Price.


Item 6.   SELECTED FINANCIAL DATA (unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands, except for per share amounts
====================================================================================================================================
                                                               September 30,                       August 31,
                                                                             -------------------------------------------------------
Years Ended:                                                     1994*            1993           1992           1991          1990
====================================================================================================================================
Net sales and other revenues                                   $7,483,801    $6,823,552     $5,048,309     $4,295,397    $3,872,436

Earnings from continuing operations                                56,120***     28,607****     53,012         58,061        55,212

Earnings per share from continuing operations (fully diluted)        1.52***       0.79****       1.36           1.32          1.25

Cash dividends per share:
  Class A Common                                                    0.460         0.400          0.400          0.340         0.288
  Class B Common                                                    2.096         3.812          3.812          3.239         2.744

Pre-tax margin**                                                     1.31%***      0.71%****      1.65%          2.09%         2.24%

At Years Ended:
====================================================================================================================================

Total assets                                                   $1,995,057    $1,772,337     $1,412,177     $1,197,161    $1,238,108

Long-term obligations                                             342,094       309,781        245,586        240,218       229,134

Shareowners' equity                                               461,851       417,800        395,262        455,234       445,908

Return on average shareowners' equity**                             12.76%***      7.04%****     12.47%         12.89%        13.20%

====================================================================================================================================

*   Reflects change in year-end from August 31 to September 30.
**  From continuing operations.
*** Includes gain recognized from sale of investment securities of $2.9 million, net of income tax of $2.2 million and provision for an earthquake-related charge of $.8 million, net of income tax benefit of $.6 million.
****Includes provision for restructuring charge of $20.8 million, net of income tax benefit of $12.2 million.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations 1994 Compared with 1993.

          Net sales and other revenues from continuing operations in fiscal 1994 were 10% higher than 1993 while operating earnings and pre-tax earnings from continuing operations showed increases of 63% and 103%, respectively. Major influences which impacted operating and pre-tax earnings from continuing operations for 1994 were a charge of $1.4 million for the uninsured portion of an earthquake loss incurred in the second quarter of fiscal 1994, and a gain recognized from the sale of investment securities of $5.1 million in the third and fourth quarters of fiscal 1994. See Note 12 of Notes to Consolidated Financial Statements. Major influences which impacted operating earnings and pre-tax earnings from continuing operations for 1993 were the unusual provisions totaling $35.5 million for the restructuring plan announced in September 1993 and the costs associated with the termination of the bid for Office Commercial Pharmaceutique recorded in the fourth quarter of fiscal 1993.

          Of the 10% increase in net sales and other revenues, approximately 1% in the aggregate is attributable to the acquisitions of Southeastern Hospital Supply Corporation ("Southeastern") in April 1994, Dr. T.C. Smith Company ("T.C. Smith") in November 1992 and Healthcare Distributors of Indiana, Inc. ("HDI") in January 1993. Approximately 9% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical distribution business.

          Primary and fully diluted earnings per share from continuing operations both increased 92% compared to 1993. The average number of common and common equivalent shares outstanding increased 1% and decreased 7% for primary and fully diluted earnings per share computations, respectively. The uninsured earthquake-related charge and investment gain for 1994 referred to above were equivalent to $0.06 per fully diluted share from continuing operations. The unusual charge and costs referred to above for 1993 were equivalent to $0.59 per fully diluted share from continuing operations. See
Note 12 of Notes to Consolidated Financial Statements. The decrease in the average number of common and common equivalent shares used for computing fully diluted earnings per share in 1994 was primarily due to the redemption of the Company's Liquid Yield OptionTM Notes ("LYONs") in February 1993.

          Cost of sales increased 10% compared to 1993 due mainly to the Company's increased sales levels. The overall gross margin as a percentage of net sales and other revenues decreased due to continued price competition and reduced opportunities for investment buying. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or lack thereof, does influence the profitability of the Company. The effect of reduction in price increases in the comparison of fiscal 1994 to fiscal 1993 was partially offset by the use of the LIFO method of accounting for inventory costs.

          Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution business during fiscal year 1995 because of continued price competition influenced by large buying groups, reduced opportunities for investment buying and continuing political pressures on the health care industry. The Company expects that these pressures on margins may be offset to some extent by continued reductions in distribution, selling, general and administrative expenses as a percentage of net sales and other revenues through improved operating efficiencies.

          Distribution, selling, general and administrative expenses, including the earthquake-related charge in 1994 and the unusual charges in 1993, decreased 9% over 1993, while net sales and other revenues increased 10% over the prior year. These expenses decreased as a percentage of net sales and other revenues from 5.3% in fiscal 1993 to 4.4% in fiscal 1994. The decrease in the current year reflects operating efficiencies achieved from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution divisions into larger regional distribution centers.

          Net interest expense, excluding the aforementioned unusual investment gain, increased from $22.7 million in 1993 to $23.0 million in 1994, primarily due to a lower cash investment base in 1994, partially offset by decreased interest on borrowings under the Credit Agreement.

          The extraordinary after-tax loss for fiscal 1993 of $2.6 million (net of the related income tax benefit of $1.8 million) was recorded in connection with the redemption of the LYONs due 2004 as reported in Note 2 of Notes to Consolidated Financial Statements.

          The effective tax rate for 1994 increased to 42.80% from 40.72% in 1993 reflecting, primarily, higher non-deductible goodwill amortization and lower non-taxable investment income in fiscal 1994.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which will require the Company to classify its investments in debt securities into three categories and to account for them as follows: (1) debt securities that the Company has the intent and ability to hold to maturity will be classified as "held-to-maturity securities" and reported at amortized cost; (2) debt securities that are bought and held principally for the purpose of selling them in the near term will be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt securities not classified as held-to-maturity securities or trading securities will be classified as "available for sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareowners' equity. This Statement became effective for the Company on October 1, 1994. It is expected that implementation will not result in any material change in the Company's consolidated financial position or results of operations.

          Inflation, while not as significant as in previous years, is a factor and the Company is continually seeking ways to manage its impact. The Company uses the LIFO method of accounting for inventory which reduces the effects of inflation by reporting the cost of products sold at approximate current cost. Management of the Company has successfully limited the impact of inflation on operating expense by improving productivity and increasing sales volume.


Results of Operations 1993 Compared with 1992.

          Net sales and other revenues from continuing operations in fiscal 1993 were 35% higher than 1992 while operating earnings and pre-tax earnings from continuing operations showed decreases of 21% and 42%, respectively. Major influences which impacted operating earnings and pre-tax earnings from continuing operations for 1993 were the unusual provisions totaling $35.5 million for the restructuring plan announced in September 1993 and the costs associated with the termination of the bid for Office Commercial Pharmaceutique recorded in the fourth quarter of fiscal 1993.

          Of the 35% increase in net sales and other revenues, approximately 22% is attributable to the acquisition of Durr-Fillauer Medical, Inc. ("Durr") in September 1992 and approximately 6% in the aggregate is attributable to the acquisition of substantially all of the pharmaceutical distribution business of Owens & Minor, Inc., in February 1992 and the acquisitions of T.C. Smith and HDI in November 1992 and January 1993, respectively. Approximately 7% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical distribution business.

          Primary and fully diluted earnings per share from continuing operations decreased 44% and 42%, respectively, compared to 1992 on decreases of

4% and 12%, respectively, in the average number of common and common equivalent shares outstanding. The unusual charge and costs referred to above were equivalent to $0.59 per fully diluted share from continuing operations. See
Note 12 of Notes to Consolidated Financial Statements. The decrease in the average number of common and common equivalent shares used for computing fully diluted earnings per share in 1993 was primarily due to the redemption of the Company's LYONs in February 1993.

          A major influence which impacted operating earnings and pre-tax earnings from continuing operations for 1992 was a provision of $8.0 million for probable losses recorded in the first quarter of fiscal 1992 in connection with credit extended to certain customers. This charge was equivalent to $0.11 per fully diluted share from continuing operations.

          Cost of sales increased 35% compared to 1992 due mainly to the Company's increased sales levels. The overall gross margin as a percentage of net sales and other revenues increased as a result of including the higher margins of Durr's medical supply business, partially offset by a decline in the Company's pharmaceutical distribution's gross margins. The decline in the Company's pharmaceutical distribution's gross margins was due to accelerated price competition and reduced opportunities for investment buying. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or the lack thereof, does influence the profitability of the Company. The effect of reduction in price increases in the comparison of fiscal 1993 to fiscal 1992 was partially offset by the use of the LIFO method of accounting for inventory costs.

          Distribution, selling, general and administrative expenses including the restructuring charge increased 59% over 1992 while net sales and other revenues increased 35% over the prior year. These expenses increased as a percentage of net sales and other revenues from 4.5% in 1992 to 5.3% in 1993. Had the Company not recorded the above-mentioned $35.5 million pre-tax provisions in the fourth quarter of fiscal 1993, distribution, selling, general and administrative expenses during the current year would have been 4.8% of net sales and other revenues. Had the Company not recorded the above-mentioned $8.0 million pre-tax bad debt provision in the first quarter of fiscal 1992, distribution, selling, general and administrative expenses during the prior year would have been 4.4% of net sales and other revenues. The comparable figure of 4.8% in fiscal 1993 reflects a higher rate of distribution, selling, general and administrative expenses associated with Durr's medical supply business and $6.9 million of expenses attributable to the amortization of goodwill resulting from the Company's acquisition of Durr, partially offset by improvements in operating efficiencies.

          Net interest expense increased from $6.9 million in 1992 to $22.7 million in 1993, primarily due to interest on borrowings under the Credit Agreement as well as a lower cash investment base and lower short-term investment rates in 1993.

          Earnings from discontinued operations after taxes on income were $3.9 million in fiscal 1992 and relate to the discontinuance of Commtron Corporation ("Commtron"), the Company's former Home Entertainment business segment, as reported in Note 10 of Notes to Consolidated Financial Statements. The gain on disposition of Commtron of $4.0 million was recorded in the fourth quarter of fiscal 1992.

          The extraordinary after-tax loss for fiscal 1993 of $2.6 million (net of the related income tax benefit of $1.8 million) was recorded in connection with the redemption of the LYONs due 2004 as reported in Note 2 of Notes to Consolidated Financial Statements.

          The effective tax rate for 1993 increased to 40.72% from 36.49% in 1992 reflecting, primarily, higher non-deductible goodwill amortization and lower non-taxable investment income in fiscal 1993.

          During fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value of financial instruments recognized or not recognized in the balance sheet. See Note 13 of Notes to Consolidated Financial Statements.



Financial Condition.

          At September 30, 1994, capitalization consisted of 41% debt and 59% shareowners' equity, the same as at August 31, 1993. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings outstanding under the Credit Agreement were $40.0 million at September 30, 1994. There were no borrowings outstanding under the Credit Agreement at August 31, 1993. Cash and cash equivalents of $5.3 million at September 30, 1994 decreased from $55.0 million at August 31, 1993.

          On April 29, 1994, the Company acquired Southeastern, a medical supply distributor. The transaction included issuance of 747,422 shares, previously held as Treasury shares, of the Company's Class A Common Stock and the assumption of certain liabilities. See Note 4 of Notes to Consolidated Financial Statements.

          Effective September 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement changed the Company's method of accounting for income taxes from the deferred method to an asset and liability method. The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change of $8.7 million, or $0.24 per share, recorded in September 1993. See Notes 1 and 7 of Notes to Consolidated Financial Statements.

          On September 1, 1993, the Company also adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which requires the cost of postretirement benefits other than pensions to be recognized on an accrual basis as employees
perform services to earn such benefits.   The Company had previously expensed
postretirement benefits as paid. The estimated transition obligation of the Company, which is the accumulated postretirement benefit obligation at the date of adoption, amounted to approximately $2.1 million. This obligation is being recognized over 20 years. The impact of the Company's adoption of SFAS 106 is to increase each future year's annual benefits expense (assuming amortization of the transition obligation over 20 years) by $275,000.

          During 1994, the Company incurred costs of approximately $13.1 million related to the restructuring plan announced in September 1993.

          Capital expenditures for 1994 were $24.9 million and related principally to the expansion of the Company into new locations, the expansion of existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment. Capital expenditures for 1995 are estimated to be approximately $27 million and will include additional investments in data processing and automated warehouse equipment as well as investments related to the consolidation and relocation of existing locations.

          On February 24, 1994, in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock.

          Dividends on Class A and Class B Common Stock amounted to $17.0 million in 1994 compared to $14.5 million in 1993, and $14.9 million in 1992, reflecting, primarily, a 20% increase in the quarterly dividend rate on both the

Class A and Class B Common Stock during the second quarter of fiscal 1994. While the Company has no policy with regard to the payment of dividends, during the three-year period ended September 30, 1994, dividends have averaged 34% of earnings from continuing operations.

          The Company's working capital increased from $186.1 million at August 31, 1993 to $254.3 million at September 30, 1994 and represented 13% of total assets at September 30, 1994. The Company's current ratio was 1.21 at September 30, 1994, compared to 1.18 at August 31, 1993. Trade receivables outstanding were 19 days for both 1994 and 1993. The inventory turnover rate on a FIFO basis was 6.9 times for 1994 and 7.5 times for 1993.

          The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          a.     Supplementary Data

SELECTED QUARTERLY RESULTS (unaudited)
Dollars in thousands, except for per share amounts
- ----------------------------------------------------------------------------------------------------------------------------------
                                                   First          Second            Third             Fourth            Fiscal
Year Ended September 30, 1994(a)                  Quarter         Quarter           Quarter           Quarter            Year
==================================================================================================================================
Net sales and other revenues                     $1,834,936      $1,845,449        $1,878,548        $1,924,868        $7,483,801
Gross margin                                        104,419         113,584           111,372           118,177           447,552
Net earnings                                         10,331          14,529(b)         15,027(c)         16,233(c)         56,120
Earnings per share (fully diluted)                     0.28            0.40(b)           0.41(c)           0.43(c)           1.52
Cash dividends per share:
  Class A Common                                      0.100           0.120             0.120             0.120             0.460
  Class B Common                                      0.953           1.143                 -                 -             2.096
Market prices per Class A Common share       $18 5/8-14 1/4  $19 7/8-15 7/8    $18 1/4-14 5/8    $16 3/4-13 3/4    $19 7/8-13 3/4


Year Ended August 31, 1993
==================================================================================================================================

Net sales and other revenues                     $1,600,257      $1,702,278        $1,764,608        $1,756,409        $6,823,552
Gross margin                                        103,614         111,268           113,440           106,486           434,808
Earnings (loss) from continuing operations           11,928          15,356            14,451           (13,128)(e)        28,607
Extraordinary loss                                        -          (2,570)(d)             -                 -            (2,570)
  Net earnings (loss)                                11,928          12,786            14,451           (13,128)(e)        26,037
Earnings (loss) per share (fully diluted)(f):
  Continuing operations                                0.32            0.40              0.40             (0.36)(e)          0.79
  Extraordinary loss                                      -           (0.06)(d)             -                 -             (0.07)
    Net earnings (loss)                                0.32            0.34              0.40             (0.36)(e)          0.72
Cash dividends per share:
  Class A Common                                      0.100           0.100             0.100             0.100             0.400
  Class B Common                                      0.953           0.953             0.953             0.953             3.812
Market prices per Class A Common share       $20 3/8-17 1/8  $24 3/8-18 1/2    $21 5/8-17 1/8    $19 3/8-14 3/8    $24 3/8-14 3/8
==================================================================================================================================

(a) Reflects change in year-end from August 31 to September 30.
(b) Includes provision for an earthquake-related charge of $.8 million, net of income tax benefit of $.6 million, or $.02 per share.
(c) Includes gain recognized from sale of investment securities of $.5 million (net of income tax of $.5 million), or $.02 per share, and $2.4 million (net of income tax of $1.7 million), or $.06 per share for the third quarter and fourth quarter, respectively.
(d) Represents extraordinary loss from early extinguishment of debt of $2.6 million, net of income tax benefit of $1.8 million.
(e) Includes provision for restructuring charge of $20.8 million, net of income tax benefit of $12.2 million.
(f) Sum of quarterly fully diluted EPS does not equal the EPS for the year due to anti-dilution in the fiscal year computation.

    Bergen Brunswig Corporation Class A Common Stock is listed on the New York Stock Exchange.  There were approximately 3,000
    Class A Common Stock shareowners of record on September 30, 1994.


                                                          II - 11

          b.     Financial Statements

STATEMENTS OF CONSOLIDATED EARNINGS AND RETAINED EARNINGS

Dollars in thousands, except for per share amounts
=======================================================================================================
                                                              September 30,   August 31,    August 31,
Years Ended:                                                      1994          1993          1992
=======================================================================================================
Consolidated Earnings
Net sales and other revenues                                   $7,483,801    $6,823,552    $5,048,309
                                                               --------------------------------------
Costs and expenses:
  Cost of sales                                                 7,036,249     6,388,744     4,729,038
  Distribution, selling, general and administrative expenses      331,530       330,825       228,857
  Restructuring charge                                                  -        33,000             -
                                                               --------------------------------------
    Total costs and expenses                                    7,367,779     6,752,569     4,957,895
                                                               --------------------------------------
Operating earnings from continuing operations                     116,022        70,983        90,414
Net interest expense                                               17,910        22,723         6,944
                                                               --------------------------------------
Earnings from continuing operations before taxes on income         98,112        48,260        83,470
Taxes on income from continuing operations                         41,992        19,653        30,458
                                                               --------------------------------------
Earnings from continuing operations                                56,120        28,607        53,012
Discontinued operations, net of taxes on income:
  Earnings from operations                                              -             -         3,876
  Gain on disposition                                                   -             -         3,976
                                                               --------------------------------------
Earnings before extraordinary loss                                 56,120        28,607        60,864
Extraordinary loss from early extinguishment of debt,
  net of income tax benefit of $1,786                                   -        (2,570)            -
                                                               --------------------------------------
Net earnings                                                   $   56,120    $   26,037    $   60,864
                                                               ======================================

Earnings per common and common equivalent share
  Primary:
    Continuing operations                                      $     1.52    $     0.79    $     1.41
    Discontinued operations:
      Earnings from operations                                          -             -          0.10
      Gain on disposition                                               -             -          0.11
                                                               --------------------------------------
    Earnings before extraordinary loss                               1.52          0.79          1.62
    Extraordinary loss                                                  -         (0.07)            -
                                                               --------------------------------------
      Net earnings                                             $     1.52    $     0.72    $     1.62
                                                               ======================================

  Fully diluted:
    Continuing operations                                      $     1.52    $     0.79    $     1.36
    Discontinued operations:
      Earnings from operations                                          -             -          0.08
      Gain on disposition                                               -             -          0.09
                                                               --------------------------------------
    Earnings before extraordinary loss                               1.52          0.79          1.53
    Extraordinary loss                                                  -         (0.07)            -
                                                               --------------------------------------
      Net earnings                                             $     1.52    $     0.72    $     1.53
                                                               ======================================

Consolidated Retained Earnings
Balance at beginning of year                                   $  342,166    $  337,857    $  291,865
Net earnings                                                       56,120        26,037        60,864
Excess cost of Treasury shares issued for an acquisition           (2,457)            -             -
Cash dividends on Class A Common Stock ($0.460 in 1994,
  $0.400 in 1993 and $0.400 in 1992 per share)                    (16,751)      (14,127)      (14,489)
Cash dividends on Class B Common Stock ($2.096 in 1994,
  $3.812 in 1993 and $3.812 in 1992 per share)                       (211)         (383)         (383)
                                                               --------------------------------------
Balance at end of year                                         $  378,867    $   349,384   $   337,857
                                                               ======================================

=======================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                               II - 12

CONSOLIDATED BALANCE SHEETS


Dollars in thousands
============================================================================================
                                                              September 30,    August 31,
                                                                  1994            1993
============================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                    $    5,264      $   54,960
  Accounts and notes receivable, less allowance for
    doubtful receivables: 1994, $18,423 ; 1993, $14,539           523,202         471,248
  Inventories                                                     904,809         684,234
  Income taxes receivable                                           1,788           7,925
  Deferred income taxes                                                 -           6,151
  Prepaid expenses                                                 10,305           6,310
                                                               --------------------------
      Total current assets                                      1,445,368       1,230,828
                                                               --------------------------
Property - at cost:
  Land                                                             10,923          11,287
  Buildings and leasehold improvements                             77,107          71,187
  Equipment and fixtures                                          127,037         110,303
                                                               --------------------------
    Total property                                                215,067         192,777
  Less accumulated depreciation and amortization                   78,725          66,079
                                                               --------------------------
      Property - net                                              136,342         126,698
                                                               --------------------------
Other assets:
  Excess of cost over net assets of acquired companies            322,374         324,409
  Other investments                                                22,063          25,221
  Noncurrent receivables                                            9,384          10,438
  Deferred charges and other assets                                59,526          54,743
                                                               --------------------------
      Total other assets                                          413,347         414,811
                                                               --------------------------
      Total assets                                             $1,995,057      $1,772,337
                                                               ==========================

============================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                          II - 13

CONSOLIDATED BALANCE SHEETS

Dollars in thousands
============================================================================================
                                                              September 30,     August 31,
                                                                  1994             1993
============================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Accounts payable                                             $   995,030      $  876,584
  Accrued liabilities                                              111,043          94,051
  Customer credit balances                                          82,787          71,992
  Deferred income taxes                                                945               -
  Current portion of long-term obligations                           1,307           2,129
                                                               --------------------------
      Total current liabilities                                  1,191,112       1,044,756
                                                               --------------------------
Long-term obligations:
  7 3/8% senior notes                                              149,078         148,958
  5 5/8% senior notes                                               99,926          99,864
  Revolving bank loan payable                                       40,000               -
  7% convertible subordinated debentures                            20,934          23,146
  6 7/8% Exchangeable subordinated debentures                       10,575          10,905
  Deferred income taxes                                              3,903          12,553
  Other                                                             17,678          14,355
                                                               --------------------------
    Total long-term obligations                                    342,094         309,781
                                                               --------------------------
Shareowners' equity:
  Capital stock:
    Preferred - Authorized 3,000,000 shares; issued: none                -               -
    Class A Common - Authorized 100,000,000 shares;
      issued: 1994, 44,058,659 shares; 1993, 43,026,082 shares      66,088          64,539
    Class B Common - Convertible, 1993,  Authorized and
      issued: 100,492 shares                                             -             151
  Paid-in capital                                                  155,079         156,312
  Retained earnings                                                378,867         349,384
                                                               --------------------------
      Total                                                        600,034         570,386
  Less Treasury shares, at cost: 1994, 6,844,057 shares;
    1993, 7,553,028 shares                                         138,183         152,586
                                                               --------------------------
      Total shareowners' equity                                    461,851         417,800
                                                               --------------------------
      Total liabilities and shareowners' equity                 $1,995,057      $1,772,337
                                                               ==========================

============================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                          II - 14

STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in thousands
=======================================================================================================================
                                                                         September 30,    August 31,      August 31,
Years Ended:                                                                 1994            1993            1992
=======================================================================================================================
Operating Activities
Net earnings including extraordinary loss in 1993                         $   56,120      $   26,037      $   60,864
Adjustments to reconcile net earnings including extraordinary loss in 1993, to net cash flows from operating activities:
    Provision for doubtful accounts                                            7,060           5,213          10,007
    Depreciation and amortization of property                                 19,065          17,752          11,867
    Deferred compensation                                                        949           1,350          (4,428)
    Amortization of customer lists                                             1,749           1,749           1,654
    Amortization of excess of cost over net assets of acquired companies       8,696           8,575           1,525
    Deferred income taxes                                                     (3,545)        (15,364)         (5,533)
    Amortization of original issue discount on senior notes                      168             102               -
    Amortization of deferred financing costs                                     926             846             379
    (Gain) loss on dispositions of property                                   (1,229)             85             239
    Interest accretion on convertible zero coupon-subordinated notes               -           6,304          13,468
    Discontinued operations                                                        -               -          18,328
    Effects of changes, net of acquisitions and dispositions:
      Receivables                                                            (49,625)        (37,832)        (38,034)
      Inventories                                                           (241,585)         70,133        (117,302)
      Prepaid expenses and other assets                                       (1,234)          9,363           8,017
      Accounts payable                                                       109,890          72,558         232,415
      Accrued liabilities                                                      9,736          (2,854)          7,462
      Customer credit balances                                                12,542          15,022          18,217
      Income taxes payable                                                     5,509          (9,407)          1,457
                                                                          ------------------------------------------
        Net cash flows from operating activities                             (64,808)        169,632         220,602
                                                                          ------------------------------------------
Investing Activities
Short-term investments                                                             -               -          94,650
Purchase of other investments                                                 (1,769)         (1,303)        (22,918)
Proceeds from sale of notes receivable with recourse                          14,831           4,097           9,870
Property acquisitions                                                        (24,876)        (33,934)        (18,856)
Proceeds from dispositions of property                                         2,204             652             952
Acquisition of businesses, less cash acquired                                 (2,701)       (343,127)        (51,776)
Proceeds from sale of business                                                     -           9,034               -
Sale of discontinued operations                                                    -          (4,880)        (10,390)
                                                                          ------------------------------------------
        Net cash flows from investing activities                             (12,311)       (369,461)          1,532
                                                                          ------------------------------------------
Financing Activities
Proceeds from revolving bank loan                                             30,000               -               -
Repayment of other obligations                                               (14,370)        (24,992)           (467)
Redemption of convertible subordinated debentures                             (2,212)        (45,854)              -
Redemption of exchangeable subordinated debentures                              (330)              -               -
Proceeds from issuance of senior notes                                             -         246,536               -
Early extinguishment of convertible zero coupon-subordinated notes                 -        (215,952)              -
Shareowners' equity transactions:
  Exercise of stock options                                                      495           1,956             971
  Cash dividends on Common Stock                                             (16,962)        (14,444)        (15,429)
  Acquisition of Treasury shares                                                   -               -        (106,935)
                                                                          ------------------------------------------
        Net cash flows from financing activities                              (3,379)        (52,750)       (121,860)
                                                                          ------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (80,498)       (252,579)        100,274
Cash and cash equivalents at beginning of year                                85,762         307,539         207,265
                                                                          ------------------------------------------
Cash and cash equivalents at end of year                                  $    5,264      $   54,960        $307,539
                                                                          ==========================================

=======================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                        II - 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 1994, August 31, 1993 and 1992

1.   Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances.

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Other investments include primarily debt instruments, primarily variable rate demand notes having maturities of more than one year, and are stated at cost plus accrued interest.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which will require the Company to classify its investments in debt securities into three categories and to account for them as follows: (1) debt securities that the Company has the intent and ability to hold to maturity will be classified as "held-to-maturity securities" and reported at amortized cost; (2) debt securities that are bought and held principally for the purpose of selling them in the near term will be classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt securities not classified as held-to-maturity securities or trading securities will be classified as "available for sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareowners' equity. This Statement became effective for the Company on October 1, 1994. It is expected that implementation will not result in any material change in the Company's consolidated financial position or results of operations.

     Inventories are valued at the lower of cost or market, determined on the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at September 30, 1994, by $150,361,000 and at August 31, 1993, by $151,504,000.

     Depreciation and amortization of property are computed principally on a straight-line basis over estimated useful lives. Generally, the estimated useful lives are 15 to 40 years for buildings and leasehold improvements, and 3 to 10 years for equipment and fixtures.

     The excess of cost over net assets of acquired companies (net of amortization of $29,002,000 at September 30, 1994; $19,547,000 at August 31,

1993) is amortized on a straight-line basis principally over 40 years. Customer lists, included in deferred charges and other assets, ($12,254,000 at September 30, 1994 , net of accumulated amortization of $13,977,000; $14,149,000 at August 31, 1993, net of accumulated amortization of $12,082,000) are amortized on a straight-line basis over 15 years.

     Noncurrent receivables include notes receivable from employees and officers due at the Company's discretion in the amount of $3,840,000 and $3,471,000 at September 30, 1994 and August 31, 1993, respectively.

     Net sales and other revenues of the Company include service fees of $4.4 million, $2.9 million and $2.6 million for the years ended September 30, 1994, August 31, 1993 and 1992, respectively, related to bulk shipments of pharmaceuticals.

     Effective October 1, 1993, the Company changed its fiscal year from a twelve-month period ending August 31 to a twelve-month period ending September
30. The Statements of Consolidated Earnings and Retained Earnings and Cash Flows are presented for the twelve months ended September 30, 1994, exclusive of September 1993 results, and for the twelve-month periods ended August 31, 1993 and 1992.

     The Statement of Consolidated Earnings for the month of September 1993 is as follows:

     Dollars in thousands,
     except for per share amounts
     -------------------------------------------------------------------------------------
     Net sales and other revenues                                               $598,147
                                                                              ----------
     Costs and expenses:
        Cost of sales                                                            566,796
        Distribution, selling, general and administrative expenses                27,175
                                                                              ----------
           Total costs and expenses                                              593,971
                                                                              ----------
     Operating earnings                                                            4,176
     Net interest expense                                                          1,541
                                                                              ----------
     Earnings before taxes on income                                               2,635
     Taxes on income                                                               1,140
                                                                              ----------
     Earnings before cumulative effect of a change in accounting principle         1,495
     Cumulative effect on prior years (as of September 1, 1993)
        of a change in method of accounting for income taxes                      (8,713)
                                                                              ----------
           Net loss                                                             $ (7,218)
                                                                              ==========
     Earnings (loss) per common and common equivalent share:
        Earnings before cumulative effect of a change in accounting principle   $    .04
        Cumulative effect on prior years (as of September 1, 1993)
           of a change in method of accounting for income taxes                     (.24)
                                                                              ----------
              Net loss per share                                                $   (.20)
                                                                              ==========
     Weighted average number of common and common equivalent shares           36,496,019
                                                                              ==========

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


2.   Borrowing Arrangements

     On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-Fillauer Medical, Inc. and subsidiaries ("Durr") and to be used for general working capital purposes of the Company. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings outstanding under the Credit Agreement were $40.0 million at September 30, 1994. The maximum outstanding borrowings under the Credit Agreement for the year ended September 30, 1994 were $270.0 million.

     On January 14, 1993, the Company publicly sold $100 million aggregate principal amount of 5 5/8% Senior Notes due January 15, 1996 and $150 million aggregate principal amount of 7 3/8% Senior Notes due January 15, 2003, collectively the "Senior Notes." The Senior Notes were issued pursuant to the $400 million shelf registration filed by the Company in December 1992. Interest on the Senior Notes is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 1993. The Senior Notes are not redeemable prior to maturity and are not entitled to any sinking fund. The carrying value of the Senior Notes represents gross proceeds plus amortization of the original issue discount ratably over the life of each issue.

      In connection with the acquisition of Durr, the Company assumed $69.0 million of Durr's 7% Convertible Subordinated Debentures due March 1, 2006 (the "7% Debentures"). The acquisition of Durr by the Company resulted in each holder receiving the right, at such holder's option, to require Durr to redeem, on November 23, 1992, all or any portion of such holder's 7% Debentures for cash equal to the principal amount plus accrued interest to that date. As a result, the Company redeemed $45.6 million aggregate principal amount on November 23,

1992. Since that date an additional $2.5 million aggregate principal amount has been redeemed. The remaining outstanding 7% Debentures receive interest on March 1 and September 1 of each year.

     On February 10, 1993, the Company redeemed for cash $471,429,000 of the outstanding principal amount of its Liquid Yield OptionTM Notes ("LYONs") due 2004 at a redemption price of $458.08 per $1,000 principal amount at maturity (representing the issue price plus accrued original issue discount to February 10, 1993). The balance of $71,000 principal amount was converted into 1,169 shares of the Company's Class A Common Stock. The redemption resulted in an extraordinary after-tax loss of $2.6 million, net of related income tax benefit of $1.8 million.

     In July 1986, the Company issued $43.0 million of 6 7/8% Exchangeable Subordinated Debentures due July 2011 (the "Debentures") and during March 1990, $32.1 million principal amount of the Debentures was tendered and purchased pursuant to an offer from the Company. Since that date an additional $0.3 million aggregate principal amount has been redeemed. See Note 10 for the effect of the fiscal 1992 disposition of Commtron Corporation ("Commtron") on the Debentures.

     Scheduled future principal payments of long-term obligations, excluding deferred income taxes, for the next five years are $1,307,000 in 1995, $101,006,000 in 1996, $40,933,000 in 1997, $933,000 in 1998 and $909,000 in
1999.


3.   Capital Stock, Paid-in Capital and Stock Options

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

     In the event of an Acquisition without the approval of the Board, each Right will entitle the owner, other than an acquiror, to buy at the Rights' then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, if at the time when there was a 15% shareowner, the Company were to be acquired by merger, shareowners with unexercised Rights could purchase common stock of the acquiror with a value of twice the exercise price of the Rights. The Board may redeem the Rights for $0.01 per Right at any time prior to an Acquisition. Unless earlier redeemed, the Rights will expire on February 18, 2004.

     In addition to the Shareowner Rights Plan, the staggered election of the Board of Directors, the possible impact of the anti-trust laws and the New Jersey Shareholders Protection Act ("NJSPA") may deter a hostile takeover of the Company.

     The NJSPA could discourage a hostile takeover of the Company because it could significantly delay the ability of a person who acquires control of the Company to consummate a merger with the Company. The NJSPA provides that no "Resident Domestic Corporation" shall engage in any "Business Combination" with any "Interested Stockholder" of such corporation for a period of five years following that "Interested Stockholder's" "Stock Acquisition Date" unless that

"Business Combination" is approved by the Board of Directors of the "Resident Domestic Corporation" prior to that "Interested Stockholder's" "Stock Acquisition Date."

     The NJSPA defines a "Resident Domestic Corporation" as a corporation incorporated in, and having its principal executive offices or significant business operations located in, the State of New Jersey. The Company believes that it is a Resident Domestic Corporation because it has significant business operations located in New Jersey. A "Business Combination" includes (i) a merger of a Resident Domestic Corporation with an Interested Stockholder or any corporation which is an affiliate of such Interested Stockholder; (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition of 10% or more of the assets of a Resident Domestic Corporation to or with an Interested Stockholder or any affiliate thereof; and (iii) other specified extraordinary transactions between a Resident Domestic Corporation and an Interested Stockholder or any affiliate thereof. "Interested Stockholder" is defined, in pertinent part, as any person that is the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting stock of a Resident Domestic Corporation. "Stock Acquisition Date" is defined as the date that a person becomes an Interested Stockholder.

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

     Under the New Jersey Business Corporation Act ("NJBCA"), a merger would generally require the approval of the Board of Directors of the Company and the affirmative vote of a majority of the votes cast by the holders of capital stock of the Company entitled to vote on the merger assuming the presence of a quorum which would be a majority of all shares entitled to vote. Any merger would have to comply with the applicable procedural and substantive requirements of the NJBCA, including the NJSPA and any duties to other shareholders imposed upon a controlling or, if applicable, majority shareholder.

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

     On February 24, 1994 (the "Conversion Date"), in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock. All Class B Common Stock was subsequently cancelled.

     During fiscal years 1991 and 1992, the Board of Directors authorized total expenditures of $200,000,000 to purchase shares of the Company's capital stock on the open market. During fiscal year 1992, 5,252,625 shares of Class A Common Stock were purchased for Treasury at a cost of approximately $106.9 million.
The Company has discontinued the stock repurchase program.

     Changes in Class A and Class B Common Stock, Paid-in capital and Treasury shares for the years ended September 30, 1994, August 31, 1993 and 1992 were as follows:

                                           Class A Common      Class B Common    Paid-in   Treasury
Dollars and shares in thousands           Shares    Amount    Shares   Amount    Capital   Shares
========================================================================================================
Balance, August 31, 1991                  42,187    $63,280      101    $151    $143,455     $(43,517)
Exercise of stock options                     90        135        -       -         867          (31)
Acquisition of Treasury shares                 -          -        -       -           -     (106,935)
                                        ----------------------------------------------------------------
Balance, August 31, 1992                  42,277     63,415      101     151     144,322     (150,483)
Exercise of stock options                    277        415        -       -       3,235       (1,694)
Conversion of LYONs                            1          2        -       -          31            -
Acquisition of Healthcare
  Distributors of Indiana, Inc. ("HDI")      471        707        -       -       8,724         (409)
                                        ----------------------------------------------------------------
Balance, August 31, 1993
  and September 30, 1993                   43,026    64,539      101     151     156,312     (152,586)
Exercise of stock options                      75       113        -       -         733         (351)
Conversion of Class B Common
  Stock into Class A Common Stock             958     1,436     (101)   (151)     (1,286)           -
Recapitalization costs                          -         -        -       -        (680)           -
Acquisition of Southeastern
  Hospital Supply Corporation                   -         -        -       -           -       15,098
Adjustment of HDI acquisition price             -         -        -       -           -         (344)
                                        ----------------------------------------------------------------
Balance, September 30, 1994                44,059   $66,088        -    $  -    $155,079    $(138,183)
                                        ================================================================

     The Company has a 1983 stock option plan which authorizes the granting of options to key employees to purchase, within a period of ten years from date of grant, up to 1,345,830 shares of Class A Common Stock at prices per share not less than the fair market value on the dates the options are granted. At September 30, 1994, there were 29,839 shares available for grant under the 1983 plan.

     The Company has a 1989 stock incentive plan which authorizes the granting of options to key employees, non-employee directors and certain other recipients to purchase, within a period of ten years from date of grant, up to 1,875,000 shares, of which 187,500 may be utilized for grants to non-employee directors, of Class A Common Stock at prices per share as may be set by the Company's Compensation/Stock Option Committee (except for non-employee director options which may not be less than the fair market value on the date the options are granted). At September 30, 1994, there were 883,061 shares available for grant under the 1989 plan.

     Stock appreciation rights may be offered to some or all of the employees, but not non-employee directors, who hold or receive options granted under the stock option plans. The stock appreciation rights entitle the optionee, in lieu of exercising stock options, and without payment to the Company, to receive an amount representing the value in shares of the stock appreciation rights. Such value is related to the increase in market value of the Company's Class A Common Stock and may be paid in shares of Class A Common Stock or up to 50% in cash. Stock appreciation rights become exercisable and expire on the same dates as the related options. No stock appreciation rights were outstanding as of September 30, 1994, August 31, 1993 or 1992.

     Changes in the number of shares represented by outstanding options during the years ended September 30, 1994, August 31, 1993 and 1992 are summarized as follows:

                                                                            1994        1993        1992
     ========================================================================================================
     Outstanding at beginning of year                                     885,500     947,743     873,064
     Options granted (1994, $15.00 to $17.75 per share; 1993,
        $19.69 to $21.13 per share; 1992, $16.94 to $22.25 per share)     516,500     259,668     172,050
     Options exercised (1994, $7.80 to $13.04 per share; 1993,
        $7.80 to $19.95 per share; 1992, $6.14 to $19.00 per share)       (75,039)   (276,906)    (89,861)
     Options cancelled                                                   (105,072)    (45,005)     (7,510)
                                                                       ----------------------------------
     Outstanding at end of year (1994, $7.80 to $22.35 per share)       1,221,889     885,500     947,743
                                                                       ==================================

     At September 30, 1994, options for 454,123 shares were exercisable. The remaining options become exercisable in the following fiscal years: 1995, 198,574 shares; 1996, 209,171 shares; 1997, 216,171 shares; 1998, 143,850 shares.

     At September 30, 1994, an aggregate of 2,759,789 shares of Class A Common Stock was reserved for the exercise of stock options and for issuance under the elective retirement savings plan (see Note 8).


4.   Acquisitions

     On April 29, 1994, the Company completed the acquisition of Southeastern Hospital Supply Corporation ("Southeastern"), a privately held medical supply distributor located in Fayetteville, North Carolina, for 747,422 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $12.6 million, incurred expenses of $0.4 million and assumed approximately $6.7 million of debt, which was paid by the Company on the acquisition date. The Company recorded an excess of cost over net assets acquired of approximately $5.4 million in the transaction.

     On August 31, 1994, the Company completed the acquisition of certain net assets of Professional Medical Supply Co., a privately held medical supply distributor located in Denver, Colorado, for approximately $2.4 million in cash including excess of cost over net assets acquired and other intangible assets of $1.9 million.

     On September 18, 1992, the Company completed its $33 per share cash tender offer for the outstanding shares of common stock of Durr. The total cost of the acquisition was approximately $395.3 million in cash plus expenses of $16.7 million and the assumption of long-term debt of approximately $72.1 million.
The acquisition, which has been accounted for as a purchase, was financed from borrowings under the Credit Agreement (as described in Note 2) and from funds generated internally. Durr is a distributor of pharmaceuticals and medical supplies based in Montgomery, Alabama.

     An excess of cost over net assets acquired of approximately $279.1 million was recorded based upon the fair value of assets acquired and liabilities assumed in the transaction. The operating results of Durr have been included in the Statements of Consolidated Earnings and Retained Earnings from the date of the acquisition.

     If the acquisition of Durr had occurred as of the beginning of the year ended August 31, 1992, the Company's unaudited pro forma net sales and other revenues, earnings from continuing operations before taxes on income, earnings from continuing operations, net earnings and earnings per common and common equivalent share from continuing operations, primary and fully diluted, would have been as follows:

    Dollars in millions, except for per share amount              1992
    =======================================================================
    Net sales and other revenues                                 $6,075
                                                                 ======
    Earnings from continuing operations before taxes on income       85
                                                                 ======
    Earnings from continuing operations                              50
                                                                 ======
    Net earnings                                                     58
                                                                 ======
    Earnings per common and common equivalent share
    from continuing operations, primary and fully diluted         $1.30
                                                                 ======

     The pro forma operating results above include Durr's results of operations for fiscal 1992 with increased depreciation and amortization of property, plant and equipment and excess of cost over net assets acquired along with other relevant adjustments to reflect fair value of the acquired assets, and pro forma interest expense on the assumed acquisition borrowings.

     The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the Durr acquisition had been effected at the beginning of fiscal 1992.

     On March 16, 1993, the Company sold Durr-Fillauer Orthopedic, Inc., an indirect wholly-owned subsidiary of Durr, and a manufacturer and distributor of orthotic and prosthetic devices, for approximately $9.0 million in cash.

     On November 18, 1992, the Company completed the acquisition of the stock of Dr. T. C. Smith Company, a privately-held pharmaceutical distributor, located in Asheville and Raleigh, North Carolina, for approximately $8.2 million in cash plus expenses of $1.3 million and the assumption of approximately $9.7 million of bank debt which was paid by the Company on the acquisition date. The Company recorded an excess of cost over net assets acquired of approximately $1.5 million in the transaction.

     On January 29, 1993, the Company completed the acquisition of substantially all of the assets of Healthcare Distributors of Indiana, Inc.("HDI"), a privately-held pharmaceutical distributor located in South Bend, Indiana, for 433,957 shares, net of 37,608 shares subsequently reacquired, of the Company's Class A Common Stock valued at approximately $8.7 million, incurred expenses of $0.9 million and assumed approximately $7.3 million of debt which was paid by the Company on the acquisition date. The Company recorded an excess of cost over net assets acquired of approximately $2.9 million in the transaction.

     On February 28, 1992, the Company acquired substantially all of the net assets and business of the pharmaceutical distribution segment of Owens & Minor, Inc. for approximately $51.8 million in cash, including excess of cost over net assets acquired and other intangible assets of $9.9 million.

     The inclusion of each of the preceding acquisitions would not materially affect the foregoing pro forma amounts.


5.   Earnings per Common and Common Equivalent Share

     Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each year, the assumed conversion of the weighted average number of shares of Class B Common Stock outstanding during each year through the Conversion Date (see Note
3) and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price or, for fully diluted earnings per share, the greater of the average market price or year-end market price of the Company's Class A Common Stock). Primary earnings per share are based upon 36,841,690 shares in 1994, 36,313,436 shares in 1993 and 37,644,849 shares in 1992. Fully diluted earnings per share are based upon 36,848,580 shares in 1994 and 45,416,860 shares in 1992 and assume conversion of the LYONs in 1992. In 1993, the computation of fully diluted earnings per share was anti-dilutive.


6.   Leases

     The Company conducts certain of its operations from leased warehouse and office facilities and uses certain data processing, transportation, and other equipment under lease agreements expiring at various dates during the next 14 years, excluding renewal options. Future minimum rental commitments at September 30, 1994, under operating leases having noncancelable lease terms in excess of one year, aggregated $56,571,000, with rental payments during the five succeeding years of $14,148,000, $10,640,000, $9,123,000, $6,993,000 and
$5,549,000, respectively. Future minimum rentals to be received under noncancelable subleases at September 30, 1994 totaled $15,000. Net rental expense for the years ended September 30, 1994, August 31, 1993 and 1992, was $15,871,000, $15,978,000 and $13,988,000, respectively, after deducting sublease income of $187,000, $675,000 and $967,000, respectively.

7.   Taxes on Income

     Effective September 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change of $8.7 million, or $0.24 per share, recorded in September 1993.

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

     Total Federal and State taxes on income for the years ended September 30, 1994, August 31, 1993 and 1992 are summarized as follows:

     Dollars in thousands                    1994        1993       1992
     =======================================================================
     Continuing operations:
       Currently payable
         Federal                            $36,818    $29,342    $30,063
         State                                6,588      5,675      5,928
       Deferred (principally Federal)        (1,414)   (15,364)    (5,533)
                                            -----------------------------
             Total                          $41,992    $19,653    $30,458
                                            =============================
     Discontinued operations:
       Currently payable
         Federal                            $     -    $     -    $ 4,939
         State                                    -          -        854
       Deferred (principally Federal)             -          -     (2,743)
                                            -----------------------------
             Total                          $     -    $     -    $ 3,050
                                            =============================
     Extraordinary loss:
       Currently payable
         Federal                            $     -    $(1,481)   $     -
         State                                    -       (305)         -
                                            -----------------------------
             Total                          $     -    $(1,786)   $     -
                                            =============================

     Discontinued operations include Federal and State taxes on income for both the net results of operations and the gain on disposition of Commtron.

     Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The sources of these temporary differences and the tax effects from continuing operations are as follows:

     Dollars in thousands              1994        1993       1992
     ================================================================
     Accelerated depreciation       $  (476)    $  1,067    $ 1,752
     Inventory transactions          (2,699)      (1,787)    (5,875)
     Restructuring charge             4,936      (12,735)         -
     Receivables transactions        (2,307)      (1,277)    (1,934)
     Vacation pay transactions         (218)        (457)      (296)
     Other differences                 (650)        (175)       820
                                    -------------------------------
           Total                    $(1,414)    $(15,364)   $(5,533)
                                    ===============================

     The principal sources of timing differences from discontinued operations are accelerated depreciation, inventory transactions and receivables transactions.

     Taxes on income from continuing operations vary from the statutory Federal income tax rate applied to earnings from continuing operations before taxes on income as the result of the following:

     Dollars in thousands                                     1994      1993      1992
     ====================================================================================
     Statutory Federal income tax rate applied to earnings
       from continuing operations before taxes on income    $34,340   $16,732   $28,380
     Increase (decrease) in taxes resulting from:
       Amortization of excess of cost over net
         assets of acquired companies                         2,912     2,895       465
       State income taxes - net of Federal benefits           4,141     1,977     3,856
       Governmental investment income                          (348)     (893)   (3,007)
       Effects of purchase accounting                             -    (1,679)        -
       Other                                                    947       621       764
                                                            ---------------------------
     Total taxes on income from continuing operations       $41,992   $19,653   $30,458
                                                            ===========================

      The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1994 are as follows (dollars in thousands):

     Deferred tax liabilities:
       Inventory basis difference due to LIFO
         method and uniform capitalization              $ 30,713
       Accelerated depreciation                            7,871
       Other                                               2,709
                                                        --------
            Total                                         41,293
                                                        --------
     Deferred tax assets:
       Reserves for doubtful receivables                  (9,646)
       Restructuring charge not currently deductible      (7,732)
       Vacation pay not currently deductible              (2,012)
       Accrued liabilities not currently deductible      (13,212)
       Other                                              (3,843)
                                                        --------
            Total                                        (36,445)
                                                        --------
      Net deferred tax liability                        $  4,848
                                                        ========

     In the opinion of management of the Company, no valuation reserve related to recorded deferred tax assets is deemed necessary.


8.   Retirement and Savings Plans

     The Company provides for retirement benefits through an elective retirement savings plan and supplemental retirement plans.

     The Company has an elective retirement savings plan generally available to all employees with six months of service. Under the terms of the plan, the Company guarantees a contribution of $0.50 for each $1.00 invested by the participant up to the participant's investment of 6% of salary, subject to plan and regulatory limitations. The Company may also make additional cash or stock contributions to the plan at its discretion. The Company's contributions are vested to participants over five years. The Company made contributions of $4,146,000, $4,219,000 and $2,760,000 to the plan in 1994, 1993 and 1992, respectively.

     The Company terminated its defined benefit contributory retirement plan on December 31, 1991. The Company's general funding policy with respect to the defined benefit contributory retirement plan was to contribute amounts which were sufficient to satisfy legal funding requirements and were deductible for Federal income tax purposes. No contributions were made in 1992. Upon termination of the plan, all participants became fully vested and received their benefits through the purchase of annuity contracts or by cash distribution.

     The supplemental retirement plans provide benefits for certain officers and key employees. Effective January 1991, the Company approved a new Supplemental Executive Retirement Plan ("SERP") for officers and key employees. SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of salary during the final five years of pay at age 62, offset by several other sources of income including benefits payable under a prior supplemental retirement plan.

     The components of net periodic pension cost for the supplemental retirement plans for 1994 and the defined benefit contributory and supplemental retirement plans for 1993 and 1992 are as follows:

     Dollars in thousands                    1994       1993      1992
     ===================================================================
     Service cost                           $  131    $  218    $  389
     Interest cost                           1,643     1,544     3,334
     Return on plan assets    - actual           -         -    (1,786)
                              - deferred         -         -      (128)
     Amortization of prior service cost        397       424       379
     Amortization of initial unrecognized
        (net asset) net obligation             286       264       (39)
                                            --------------------------
             Total                          $2,457    $2,450    $2,149
                                            ==========================

     Assumptions used to develop the net periodic pension cost for the defined benefit contributory and supplemental retirement plans were:

                                                     1994         1993         1992
     ===================================================================================
     Discount rate                                7.25%-8.25%     7.25%     8.00%-8.50%
     Rate of increase in salary levels                5.50%       5.25%         6.00%
     Expected long-term rate of return on
        defined benefit contributory plan assets       -           -            9.00%

     The funded status of the supplemental retirement plans as of September 30, 1994 and August 31, 1993 is as follows:

     Dollars in thousands                                                    1994        1993
     ==========================================================================================
     Actuarial present value of benefit obligations:
       Vested benefits                                                     $15,506    $17,983
       Nonvested benefits                                                       76        403
                                                                           ------------------
       Accumulated benefit obligation                                       15,582     18,386
       Effect of assumed increase in future compensation levels              2,427      2,856
                                                                           ------------------
     Projected benefit obligation                                           18,009     21,242
     Assets of plans at fair value                                          (2,520)    (3,170)
                                                                           ------------------
     Excess of projected benefit obligation over assets                     15,489     18,072
     Unrecognized prior service cost                                        (3,266)    (3,657)
     Unrecognized net loss                                                  (2,962)    (3,561)
     Unrecognized net obligation remaining
       from date of adoption                                                (4,106)    (4,369)
                                                                           ------------------
     Pension liability recognized in the consolidated balance sheets       $ 5,155    $ 6,485
                                                                           ==================

     At September 30, 1994, the Company owns life insurance in the aggregate amount of $43 million covering substantially all the participants in a supplemental retirement plan. The Company intends to keep this life insurance in force until the demise of the participants.

     Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $297,000, $284,000 and $331,000, in 1994, 1993 and 1992, respectively.

     On September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which requires the cost of postretirement benefits other than pensions to be recognized on an accrual basis as employees perform services to earn such benefits. The Company had previously expensed postretirement benefits as paid. The estimated transition obligation of the Company, which is the accumulated postretirement benefit obligation at the date of adoption, amounted to approximately $2.1 million. This obligation is being recognized over 20 years. The impact of the Company's adoption of SFAS 106 was to increase each future year's annual benefits expense (assuming amortization of the transition obligation over 20 years) by $275,000.

9.   Supplemental Cash Flow Disclosures

     Dollars in thousands                 September 30,   August 31,  August 31,
     Years Ended:                             1994           1993       1992
     ==========================================================================
     Cash paid during the year for:
     Interest, net of amounts capitalized
        ($466 in 1994 and $264 in 1993)     $ 24,097      $ 19,387    $  2,073
     Income taxes                             38,960        38,812      26,734

     On April 29, 1994, the Company completed the acquisition of Southeastern Hospital Supply Corporation ("Southeastern"), a privately held medical supply distributor located in Fayetteville, North Carolina, for 747,422 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $12.6 million, incurred expenses of $0.4 million and assumed approximately $6.7 million of debt, which was paid by the Company on the acquisition date. The Company recorded an excess of cost over net assets acquired of approximately $5.4 million in the transaction.

     On August 31, 1994, the Company completed the acquisition of certain net assets of Professional Medical Supply Co., a privately held medical supply distributor located in Denver, Colorado, for approximately $2.4 million in cash, including excess of cost over net assets acquired, and other intangible assets of $1.9 million.

     During fiscal 1993, the Company paid approximately $412.0 million in cash, acquired assets at fair value of approximately $370.9 million and assumed liabilities of approximately $238.0 million in connection with the Durr acquisition. Also during fiscal 1993, the Company paid approximately $8.2 million in cash plus expenses of $1.3 million, acquired assets at fair value of approximately $32.4 million and assumed liabilities of approximately $24.4 million in connection with the acquisition of the Dr. T.C. Smith Company. Additionally, during fiscal 1993, the Company issued 433,957 shares, net of 37,608 shares subsequently reacquired, of the Company's Class A Common Stock valued at approximately $8.7 million, incurred expenses of $0.9 million, acquired assets at fair value of approximately $30.1 million and assumed liabilities of approximately $23.1 million in connection with the acquisition of HDI.

     During the fourth quarter of fiscal 1993, the Company approved a restructuring plan which resulted in a charge of $33.0 million to earnings from continuing operations before taxes on income(see Note 12). In the second quarter of fiscal 1993, the Company redeemed for cash the outstanding LYONs, which resulted in an extraordinary after-tax loss of $2.6 million, net of related income tax benefit of $1.8 million (see Note 2).

     In fiscal 1992, the Company transferred assets totaling $145.5 million, excluding intercompany advances, and liabilities of $142.9 million in connection with the sale of Commtron (see Note 10).


10.  Discontinued Operations

     On June 19, 1992, the Company sold its 81%-owned subsidiary, Commtron, to Ingram Industries, Inc. ("Ingram"). On that date, the Company received aggregate consideration of $7.75 per share for each of the 3,246,000 shares of Commtron Class A Common Stock and 5,000,000 shares of Class B Common Stock owned by the Company. Of the approximate $63.9 million of aggregate consideration received by the Company, approximately $58.2 million was paid outright to the Company with respect to shares of Commtron's outstanding Common Stock owned by the Company free of escrow, and approximately $5.7 million was paid in escrow with respect to 732,863 shares of Commtron Class A Common Stock registered in the name of the Company but held in escrow for issuance in exchange for the Company's Debentures (see Note 2). As a result of the sale, each $1,000 principal amount of Debentures which, prior to the sale, was exchangeable for
67.20 shares of Commtron Class A Common Stock, is now exchangeable for approximately $520.83 cash, less applicable taxes, plus interest accrued on the net amount ("Escrow Amount Per Debenture"). Unless exchanged for the Escrow Amount Per Debenture, or otherwise acquired or redeemed by the Company, each Debenture will remain an outstanding obligation of the Company until maturity. On the closing date, the Company also repaid net advances made to the Company by Commtron of approximately $68.6 million. The Company recorded an after-tax gain of $4.0 million on the transaction.

     The net results of operations of Commtron have been reclassified and shown separately for the year ended August 31, 1992 in the Statements of Consolidated Earnings and Retained Earnings as earnings from discontinued operations and, accordingly, have been omitted from the various categories as follows:

     Dollars in thousands                                                1992
     ============================================================================
     Net sales and other revenues                                      $438,402
                                                                       --------
     Costs and expenses                                                 433,195
     Net interest income                                                 (2,877)
                                                                       --------
     Total costs and expenses                                           430,318
                                                                       --------
     Earnings before taxes on income                                      8,084
     Taxes on income                                                      3,234
                                                                       --------
     Earnings before minority interest in net earnings of subsidiary      4,850
     Minority interest in net earnings of subsidiary                       (974)
                                                                       --------
     Earnings from discontinued operations                             $  3,876
                                                                       ========


11.  Contingencies

     The Company received proceeds of $14,831,000 and $4,097,000 in 1994 and 1993, respectively, from receivables sold with recourse by the Company to financial institutions and is contingently liable as guarantor of $29,439,000 and $36,068,000 at September 30, 1994 and August 31, 1993 of such receivables.

     In December 1992, a customer of the Company commenced a legal action against the Company in the Superior Court of the State of California alleging breach of contract, misrepresentation and violations of certain California antitrust and unfair practices laws. This customer seeks a variety of damage claims in substantial amounts including compensatory, treble and punitive damages, an injunction against collection on a note, and declaratory judgement as to the customer's rights under an alleged oral joint venture agreement with the Company. As of October 31, 1994, this customer owed the Company approximately $6.2 million, of which approximately $1.2 million represents trade receivables and $5.0 million represents a loan.

     On July 29, 1993, this customer filed a voluntary petition for relief under Chapter 11 of the United States Code and the complaint filed by the Company against the customer has been stayed. An additional action brought by the Company against two individuals as guarantors of the customer's obligations has been transferred to the Superior Court in San Francisco County, with the California State antitrust actions referenced in the next paragraph.

     In addition, the Company has been named as a defendant along with several pharmaceutical industry-related companies in several State antitrust actions in California and Alabama and a Federal multidistrict antitrust action. The California State action purports to be a coordinated class action under California's Cartwright Act, Unfair Practices Act and Business and Professions Code. (The State court judge recently struck the class allegations from the Unfair Practices Act claims). The Alabama State complaint purports to be a class action under Alabama antitrust law. The Federal class action complaint alleges that the Company and numerous manufacturers and other wholesalers violated the Sherman Act. Plaintiffs seek injunctive relief and treble damages in an amount to be determined at trial.

     On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgement is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9,000,000 total (of which the Company will receive a proportionate share) and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation as well as the cases which have been filed in the various State courts. After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial condition.

     On November 2, 1988 and November 14, 1988, two class action and derivative suits were filed naming the Company and certain Directors and Officers as defendants and seeking damages and relief as a result of the Recapitalization Plan approved by the shareowners at the January 31, 1989 Annual Meeting. On April 5, 1989, the two actions were consolidated. On September 7, 1994, an Order and Final Judgement was signed approving the settlement of the class and derivative litigation. Under the order, the Company became obligated to pay the plaintiff's attorneys the sum of $446,000 for fees, expenses and interest and Mr. Robert E. Martini and the Estate of Emil P. Martini, Jr. each agreed to transfer to the Company 15,000 shares of the Company's Class A Common Stock.
The Estate of Emil P. Martini, Jr. was also given the option, in lieu of the transfer of 15,000 shares of Class A Common Stock, to pay the Company in cash the sum of $294,000.

     The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1994 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.


12.  Restructuring and Other Unusual Items

     During the fourth quarter of fiscal 1993, the Company approved a restructuring plan which consists of an accelerated consolidation of pharmaceutical distribution facilities into larger, more efficient regional distribution centers, the merging of duplicate operating systems, the reduction of administrative support in areas not affecting valued services to customers, and the discontinuance of services and programs that do not meet the Company's strategic and economic return objectives. The estimated pre-tax cost of the restructuring plan is $33.0 million. The restructuring charge represents the costs associated with restructure, primarily abandonment and severance. For those activities or assets where the disposal is expected to result in a gain, no gain will be recognized until realized. During fiscal 1994, the Company incurred costs of approximately $13.1 million related to the restructuring plan.

     During fiscal 1994, the Company recognized a gain from the sale of investment securities of $5.1 million before income taxes of $2.2 million.

     During the second quarter of fiscal 1994, the Company recorded a pre-tax charge of $1.4 million ($0.8 million after tax) for the uninsured portion of an earthquake loss sustained by the Company's Valencia, California Regional Distribution Center on January 17, 1994.

     On June 18, 1993, the Company announced that a joint bid which the Company had made in April 1993 with the French company, Cooperation Pharmaceutique Francaise, to acquire the largest French pharmaceutical distribution company, Office Commercial Pharmaceutique, had been withdrawn. Accordingly, expenses of $2.5 million, before income tax benefit of $1.0 million associated with the transaction, were recorded in the fourth quarter of fiscal 1993.


13.  Disclosures About Fair Value of Financial Instruments

     The recorded amounts of the Company's cash and cash equivalents, the Debentures and the 7% Debentures at September 30, 1994, approximate fair value. The fair values of the Company's other investments and the Senior Notes are estimated as follows, based on the market prices of these instruments at September 30, 1994:

     Dollars in thousands
     =================================================================
                                             Recorded
                                              Amount      Fair Value
                                             ---------    ----------
       Other investments                     $  22,063     $  21,694
       7 3/8% Senior Notes                     149,078       142,557
       5 5/8% Senior Notes                      99,926        98,937

INDEPENDENT AUDITORS' REPORT


To the Directors and Shareowners of
  Bergen Brunswig Corporation:


We have audited the accompanying consolidated balance sheets of Bergen Brunswig Corporation and subsidiaries as of September 30, 1994 and August 31, 1993, and the related statements of consolidated earnings and retained earnings and cash flows for the year ended September 30, 1994 and the years ended August 31, 1993 and 1992. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergen Brunswig Corporation and subsidiaries at September 30, 1994 and August 31, 1993, and the results of their operations and their cash flows for the year ended September 30, 1994 and the years ended August 31, 1993 and 1992, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes in September 1993.



/s/ Deloitte & Touche LLP
- ----------------------------------
Costa Mesa, California
October 31, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Identification of Directors.

          Information required by this item is set forth under the caption "Election of Directors" on pages 2 through 5 of the registrant's definitive proxy statement dated December 22, 1994 for its January 26, 1995 Annual Meeting of Shareowners, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

          Identification of Executive Officers.

          Information required by this item is contained in Item 4A captioned "Executive Officers of Registrant" and is included in Part I of this Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this item is set forth under the captions "Directors Compensation," "Compensation of Executive Officers," "Employment and Severance Agreements," "Stock Option Grants and Exercises," "Retirement Benefits," "Report of the Compensation / Stock Option Committee," "Compensation / Stock Option Committee Interlocks and Insider Participation," "Performance Graphs" and "Certain Transactions" on pages 6 and 7 and pages 9 through 19, respectively, of the registrant's definitive proxy statement dated December 22, 1994 for its January 26, 1995 Annual Meeting of Shareowners, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Information required by this item is set forth under the caption "Beneficial Ownership of Securities" on pages 7 through 9 of the registrant's definitive proxy statement dated December 22, 1994 for its January 26, 1995 Annual Meeting of Shareowners, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is set forth as to certain transactions with management and others under the caption "Director Compensation" and as to management indebtedness under the caption "Certain Transactions," and certain arrangements with respect to the indemnification of Directors and Officers under the caption "Indemnification of Directors and Officers" on pages 6 and 7, 18 and 19, and 26, respectively, of the registrant's definitive proxy statement dated December 22, 1994 for its January 26, 1995 Annual Meeting of Shareowners, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.


                                   III - 1

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

                                                          Page No.
                                                          --------
(a)  Documents filed as part of this report:

     1.   Financial Statements

               The following Consolidated Financial
          Statements of Bergen Brunswig Corporation and Subsidiaries are included in Part II,
          Item 8:

          Statements of Consolidated Earnings and
               Retained Earnings for the Years Ended
               September 30, 1994 and August 31, 1993
               and 1992
          Consolidated Balance Sheets, September 30,
               1994 and August 31, 1993
          Statements of Consolidated Cash Flows for the Years Ended September 30, 1994
               and August 31, 1993 and 1992
          Notes to Consolidated Financial Statements
          Independent Auditors' Report

     2.   Financial Statement Schedule

          Schedule:

               II  Amounts Receivable from Employees      IV - 10


     Financial statements and schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the consolidated financial statements or notes thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


3.   Exhibits
     --------
        3(a)  The By-Laws as amended and restated and dated December
              16, 1994.

        3(b)  Amendment to By-Laws dated December 16, 1994.

       *3(c) The Restated Certificate of Incorporation dated March 26, 1969, as amended, and the following Amendments thereto dated:

                             February 14, 1994
                             September 5, 1991
                             December 14, 1989
                             October 11, 1989
                             April 10, 1989
                             February 24, 1989
                             July 9, 1987
                             March 15, 1985
                             January 6, 1982
                             September 14, 1973
                             August 28, 1972
                             December 16, 1970
                             December 17, 1969

              are set forth as Exhibit 3(c) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991, except for the Amendment dated February 14, 1994 which is set forth as Exhibit A of Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 14, 1994.

       *4(a) The Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between the Company and Chemical Trust Company of California as Trustee is set forth as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated December 1, 1992 (file no. 33-55136).

              The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument with respect to other issues of long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company on a consolidated basis.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


3.   Exhibits (Continued)
     --------
       *4(b) Rights Agreement, dated as of February 8, 1994, between Bergen Brunswig Corporation and Chemical Trust Company of California, as Rights Agent, including all exhibits thereto, is incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 14, 1994.

      *10(a) Agreement among Emil P. Martini, Jr., Robert E. Martini and Bergen Brunswig Corporation, (the "Martini Agreement") dated February 24, 1989 is set forth as Exhibit 28.2 in the Company's Current Report on Form 8-K dated February 24, 1989.

      *10(b) Amendment to Martini Agreement dated April 18, 1991 is set forth as Exhibit 2(b) in the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1991.

      *10(c) Agreement by Emil P. Martini, Jr. and Plan of Recapitalization dated August 10, 1988 are set forth as Exhibit 10(b) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

      *10(d) Agreement by Robert E. Martini and Plan of Recapitalization dated August 10, 1988 are set forth as Exhibit 10(c) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

      *10(e) Agreement by Emil P. Martini, Jr. dated December 13, 1988 is set forth as Exhibit 10(h) in Form 8, Amendment No. 1 to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

      *10(f) Agreement by Robert E. Martini dated December 13, 1988 is set forth as Exhibit 10(i) in Form 8, Amendment No. 1 to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

     **10(g)  Bergen Brunswig Corporation Deferred Compensation Plan.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


3.   Exhibits (Continued)
     --------
     **10(h) Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

      *10(i) Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977, amended October 19, 1990, is set forth as Exhibit 10(i) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

     **10(j) Bergen Brunswig Corporation Stock Option Plans, other than the 1989 Stock Incentive Plan.

      *10(k) 1989 Stock Incentive Plan of Bergen Brunswig Corporation is set forth as Exhibit 10(j) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

      *10(l) Executive Loan Program is set forth as Exhibit 10(k) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

      *10(m) Non-Solicitation Agreement dated as of September 4, 1992 among W.A. Williamson, Jr., Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(2) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

      *10(n) Non-Solicitation Agreement dated as of September 4, 1992 among Charles E. Adair, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(3) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


3.   Exhibits (Continued)
     --------
      *10(o) Non-Solicitation Agreement dated as of September 4, 1992 among Winfield Cotton, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(4) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934.

      *10(p) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

       10(q)  Employment Agreement and Schedule.

       10(r)  Severance Agreement and Schedule.

       11 Computation of primary earnings per share and computation of earnings per share assuming full dilution for the five years ended September 30, 1994, August 31, 1993, 1992, 1991 and 1990.

       21     List of subsidiaries of Bergen Brunswig Corporation.

       23     Independent Auditors' Consent.

       24 Power of Attorney is set forth on the Signature pages in Part IV of this Annual Report.

       27     Financial Data Schedule for the year ended September 30, 1994.

      *99(a) Split Dollar Life Insurance Plan with Emil P. Martini, Jr. and Robert E. Martini.

      *99(b)  Capital Accumulation Plan and Amendment No. 1 thereto.

              Exhibits 99(a) and (b) above are set forth as Exhibits 19(a) and
              (b) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


3.   Exhibits (Continued)
     --------
      *99(c) Credit Agreement dated as of September 15, 1992 by and among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Continental Bank N.A. (the "Credit Agreement") is set forth as Exhibit (b)(4) to the Final Amendment to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934.

      *99(d) First Amendment to Credit Agreement dated December 23, 1992 is set forth as Exhibit 28(b) in the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993.

      *99(e) Second Amendment to Credit Agreement dated May 18, 1993 is set forth as Exhibit 28(c) in the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993.

      *99(f) Third Amendment to Credit Agreement dated August 27, 1993 is set forth as Exhibit 99(f) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

      *99(g) Fourth Amendment to Credit Agreement dated as of September 1, 1993 is set forth as Exhibit 99(e) in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

       99(h) Amended and Restated Credit Agreement dated as of September 30, 1994 among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association.

      *99(i) Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1989 and Item 3-Legal Proceedings of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988 as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


3.   Exhibits (Continued)
     --------

      *99(j) Agreement and Plan of Merger dated as of September 4, 1992 by and among Bergen Brunswig Corporation, BBC Acquisition Corp. and Durr-Fillauer Medical, Inc. is set forth as Exhibit (c)(1) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement Pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

 * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

** Incorporated herein by reference to the exhibits filed as part of the Company's Registration Statement on Form S-3 (Registration No. 33-5530) and Amendment Nos. 1 and 2 thereto relating to an offering of $43,000,000 principal amount of 6-7/8% Exchangeable Subordinated Debentures due 2011, filed with the Securities and Exchange Commission on May 8, July 1, and July 8, 1986, respectively.


(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the three months ended September 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BERGEN BRUNSWIG CORPORATION
December 21, 1994                      By /s/    Robert E. Martini
                                          --------------------------------------
                                                 Robert E. Martini
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below, hereby constitutes and appoints Robert E. Martini, Dwight A. Steffensen and Milan A. Sawdei and each of them singly, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including pre-effective amendments and post-effective amendments) to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                      DATE
- ---------                   -----                      ----

/s/  Robert E. Martini      Chairman of the Board      December 21, 1994
- -------------------------   and Chief Executive
     Robert E. Martini      Officer and Director
                           (Principal Executive
                            Officer)

/s/  Dwight A. Steffensen   President and Chief        December 21, 1994
- -------------------------   Operating Officer
     Dwight A. Steffensen   and Director

/s/  Neil F. Dimick         Executive Vice President,  December 21, 1994
- -------------------------   Chief Financial Officer
     Neil F. Dimick        (Principal Financial
                            Officer and Principal
                            Accounting Officer)

SIGNATURE                       TITLE                   DATE
- ---------                       -----                   ----

/s/  John Calasibetta           Senior Vice President   December 21, 1994
- -----------------------------   and Director
     John Calasibetta

/s/  Jose E. Blanco, Sr.        Director                December 21, 1994
- -----------------------------
     Jose E. Blanco, Sr.

/s/  Rodney H. Brady            Director                December 21, 1994
- -----------------------------
     Rodney H. Brady

/s/  Charles C. Edwards, M.D.   Director                December 21, 1994
- -----------------------------
     Charles C. Edwards, M.D.

/s/  Charles J. Lee             Director                December 21, 1994
- -----------------------------
     Charles J. Lee

/s/  George R. Liddle           Director                December 21, 1994
- -----------------------------
     George R. Liddle

/s/  James R. Mellor            Director                December 21, 1994
- -----------------------------
     James R. Mellor

/s/  George E. Reinhardt, Jr.   Director                December 21, 1994
- -----------------------------
     George E. Reinhardt, Jr.

/s/  Francis G. Rodgers         Director                December 21, 1994
- -----------------------------
     Francis G. Rodgers

                                                                      SCHEDULE II

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                        AMOUNTS RECEIVABLE FROM EMPLOYEES
         FOR THE YEARS ENDED SEPTEMBER 30, 1994, AUGUST 31, 1993 AND 1992
                                  (in thousands)
- -----------------------------------------------------------------------------------
                                 BALANCE,                            BALANCE,
                                 BEGINNING  AMOUNTS    AMOUNTS      END OF YEAR
NAME OF DEBTOR                    OF YEAR   ADVANCED  COLLECTED   (Noncurrent) (1)
- -----------------------------------------------------------------------------------
Year ended September 30, 1994:
    Robert E. Martini              $1,400     $  -     $    -         $1,400
    Dwight A. Steffensen              481        -          -            481
    Phillip R. Engle                  300        -          -            300
    Michael W. Fipps                  169        -        169              -
    Milan A. Sawdei                   200        -          -            200
    Denny W. Steele                   200        -          -            200
    Leo R. Granucci                   171        -          -            171
    Eric J. Schmitt                   156        -          -            156
    Neil F. Dimick                    219       62          -            281
    Michael J. Quinn                    -      500          -            500

Year ended August 31, 1993:
    Robert E. Martini              $1,400     $  -     $    -         $1,400
    John T. Fay, Jr.                  150        -        150              -
    Dwight A. Steffensen              385      119         23            481
    Phillip R. Engle                  237       63          -            300
    Jerold O. Gutman                  122        -        122              -
    Michael W. Fipps                  122       47          -            169
    Richard G. Gerlach                122        -        122              -
    Milan A. Sawdei                   131       69          -            200
    Robert W. Teal                    116        -        116              -
    Denny W. Steele                   169       31          -            200
    Leo R. Granucci                   144       27          -            171
    Eric J. Schmitt                   106       50          -            156
    Neil F. Dimick                    219        -          -            219

Year ended August 31, 1992:
    Emil P. Martini, Jr.           $1,550     $  -     $1,550         $    -
    Robert E. Martini               1,400        -          -          1,400
    John T. Fay, Jr.                  150        -          -            150
    George E. Reinhardt, Jr.          161        -        161              -
    Dwight A. Steffensen              417        -         32            385(2)
    Phillip R. Engle                  237        -          -            237
    Jerold O. Gutman                  122        -          -            122
    Michael W. Fipps                  122        -          -            122
    Richard G. Gerlach                122        -          -            122
    Richard W. Mora                   168        -        168              -
    Milan A. Sawdei                   131        -          -            131
    Robert W. Teal                    116        -          -            116
    Denny W. Steele                   169        -          -            169
    Leo R. Granucci                   144        -          -            144
    Eric J. Schmitt                   106        -          -            106
    Neil F. Dimick                      -      219          -            219

  NOTES:
  (1) The loans are each evidenced by a secured promissory note made payable by the borrower to the Company in the principal amount of the loan and bear no interest with the exception of the item described in Note (2) below. Each note is due and payable upon demand.

  (2) Includes $23 to be repaid over five years at an interest rate of 9% per annum with the final payment due April 1, 1993.

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

   3(a)     The By-Laws as amended and restated and dated                  70
            December 16, 1994.

   3(b)     Amendment to By-Laws dated December 16, 1994.                  98

  *3(c) The Restated Certificate of Incorporation dated March 26, 1969, as amended, and the following Amendments thereto dated:

                        February 14, 1994
                        September 5, 1991
                        December 14, 1989
                        October 11, 1989
                        April 10, 1989
                        February 24, 1989
                        July 9, 1987
                        March 15, 1985
                        January 6, 1982
                        September 14, 1973
                        August 28, 1972
                        December 16, 1970
                        December 17, 1969

            are set forth as Exhibit 3(c) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991, except for the Amendment dated February 14, 1994 which is set forth as Exhibit A of Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 14, 1994.

  *4(a) The Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between the Company and Chemical Trust Company of California as Trustee is set forth as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated December 1, 1992 (file no. 33-55136).

            The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument with respect to other issues of long-term debt of the Company, the authorized principal amount of which does not exceed 10% of the total assets of the Company on a consolidated basis.

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

  *4(b) Rights Agreement, dated as of February 8, 1994, between Bergen Brunswig Corporation and Chemical Trust Company of California, as Rights Agent, including all exhibits thereto, is incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 14, 1994.

  *10(a) Agreement among Emil P. Martini, Jr., Robert E. Martini and Bergen Brunswig Corporation, (the "Martini Agreement") dated February 24, 1989 is set forth as Exhibit 28.2 in the Company's Current Report on Form 8-K dated February 24, 1989.

  *10(b) Amendment to Martini Agreement dated April 18, 1991 is set forth as Exhibit 2(b) in the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1991.

  *10(c)    Agreement by Emil P. Martini, Jr. and Plan of
            Recapitalization dated August 10, 1988 are set forth as
            Exhibit 10(b) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

  *10(d)    Agreement by Robert E. Martini and Plan of
            Recapitalization dated August 10, 1988 are set forth as
            Exhibit 10(c) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

  *10(e) Agreement by Emil P. Martini, Jr. dated December 13, 1988 is set forth as Exhibit 10(h) in Form 8, Amendment No. 1 to Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

  *10(f) Agreement by Robert E. Martini dated December 13, 1988 is set forth as Exhibit 10(i) in Form 8, Amendment No. 1 to
            Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988.

 **10(g)    Bergen Brunswig Corporation Deferred Compensation Plan.

 **10(h)    Director Indemnification Agreement and Amendment to
            Director Indemnification Agreement.

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

  *10(i)    Bergen Brunswig Corporation Bonus Plan as adopted
            September 1, 1977, amended October 19, 1990, is set forth as Exhibit 10(i) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

 **10(j) Bergen Brunswig Corporation Stock Option Plans, other than the 1989 Stock Incentive Plan.

  *10(k) 1989 Stock Incentive Plan of Bergen Brunswig Corporation is set forth as Exhibit 10(j) in the Company's Annual
            Report on Form 10-K for the fiscal year ended August 31, 1989.

  *10(l) Executive Loan Program is set forth as Exhibit 10(k) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

  *10(m) Non-Solicitation Agreement dated as of September 4, 1992 among W.A. Williamson, Jr., Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit
            (c)(2) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

  *10(n) Non-Solicitation Agreement dated as of September 4, 1992 among Charles E. Adair, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(3) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
            Section 14(d)(1) of the Securities and Exchange Act of
            1934.

  *10(o) Non-Solicitation Agreement dated as of September 4, 1992 among Winfield Cotton, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(4) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
            Section 14(d)(1) of the Securities Exchange Act of 1934.

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

  *10(p) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

   10(q)    Employment Agreement and Schedule.                             101

   10(r)    Severance Agreement and Schedule.                              114

   11       Computation  of  primary  earnings  per share  and             124
            computation of earnings per share assuming full dilution for the five years ended September 30, 1994, August 31, 1993, 1992, 1991 and 1990.

    21      List of subsidiaries of Bergen Brunswig                        126
            Corporation.

    23      Independent Auditors' Consent.                                 127

    24      Power of Attorney is set forth on the Signature pages in
            Part IV of this Annual Report.

    27      Financial Data Schedule for the year ended September 30,       128
            1994.

   *99(a) Split Dollar Life Insurance Plan with Emil P. Martini, Jr. and Robert E. Martini.

   *99(b)   Capital Accumulation Plan and Amendment No. 1 thereto.

            Exhibits 99(a) and (b) above are set forth as Exhibits 19(a) and (b) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

   *99(c) Credit Agreement dated as of September 15, 1992 by and among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Continental Bank N.A. (the "Credit Agreement") is set forth as Exhibit (b)(4) to the Final Amendment to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
            Section 14(d)(1) of the Securities Exchange Act of 1934.

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

   *99(d) First Amendment to Credit Agreement dated December 23, 1992 is set forth as Exhibit 28(b) in the Company's
            Quarterly Report on Form 10-Q for the quarter ended
            February 28, 1993.

   *99(e) Second Amendment to Credit Agreement dated May 18, 1993 is set forth as Exhibit 28(c) in the Company's Quarterly
            Report on Form 10-Q for the quarter ended May 31, 1993.

   *99(f) Third Amendment to Credit Agreement dated August 27, 1993 is set forth as Exhibits 99(f) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

   *99(g) Fourth Amendment to Credit Agreement dated as of September 1, 1993 is set forth as Exhibit 99(e) in the Company's Quarterly Report on Form 10-Q for the quarter ended
            December 31, 1993.

    99(h)   Amended and Restated Credit Agreement dated as               129
            of September 30, 1994 among Bergen Brunswig Drug Company,
            Bergen Brunswig Corporation and Bank of America National
            Trust and Savings Association.

   *99(i) Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1989 and Item 3-Legal Proceedings of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988 as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

   *99(j) Agreement and Plan of Merger dated as of September 4, 1992 by and among Bergen Brunswig Corporation, BBC Acquisition Corp. and Durr-Fillauer Medical, Inc. is set forth as Exhibit (c)(1) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement Pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

 * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

** Incorporated herein by reference to the exhibits filed as part of the Company's Registration Statement on Form S-3 (Registration No. 33-5530) and Amendment Nos. 1 and 2 thereto relating to an offering of $43,000,000 principal amount of 6-7/8% Exchangeable Subordinated Debentures due 2011, filed with the Securities and Exchange Commission on May 8, July 1, and July 8, 1986, respectively.