Form 10-Q
period 1994-12-31
BERGEN BRUNSWIG CORP
filed 1995-02-14
CIK 11454

SECURITIES AND EXCHANGE COMMISSION      TOTAL NUMBER OF
                            Washington, D. C.  20549           PAGES INCLUDED IN
                                                               THIS QUARTERLY
                                   FORM 10-Q                   REPORT IS 25.


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

For the fiscal quarter ended    December 31, 1994
                                -----------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _________________

                           Commission file number 1-5110
                                                  ------

                            BERGEN BRUNSWIG CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                            22-1444512
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

4000 Metropolitan Drive, Orange, California                       92668-3510
- ------------------------------------------------            --------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              (714) 385-4000
                                                            --------------------
                                      No Change
- --------------------------------------------------------------------------------
                      (Former name, former address and former
                     fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of each class of                Number of Shares Outstanding
         Common Stock                            January 31, 1995
     ----------------------------          ----------------------------
     Class A Common Stock -
     par value $1.50 per share                    39,723,252*


*  Reflects 5% stock dividend declared January 26, 1995 and payable
   March 1, 1995.

  INDEX TO EXHIBITS FOUND ON PAGE 21

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        --------
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets, December
                 31, 1994 and September 30, 1994                            3

               Statements of Consolidated Earnings
                 for the three months ended
                 December 31, 1994 and 1993                                 4

               Statements of Consolidated Cash Flows
                 for the three months ended
                 December 31, 1994 and 1993                                 5

               Notes to Consolidated Financial Statements                   6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                               11



Part II.  Other Information


     Item 1.   Legal Proceedings                                           14

     Item 5.   Other Information                                           17

     Item 6.   Exhibits and Reports on Form 8-K                            18


Signatures                                                                 20


Index to Exhibits                                                          21

                                                PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                  BERGEN BRUNSWIG CORPORATION
                                                  ---------------------------
                                                  CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 1994 AND SEPTEMBER 30, 1994
                                                    (dollars in thousands)
                                                           (Unaudited)
====================================================================================================================================
                                       December 31,  September 30,            LIABILITIES AND           December 31,   September 30,
             - - ASSETS - -                1994         1994            - - SHAREOWNERS' EQUITY  - -       1994            1994
====================================================================================================================================
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
  Cash and cash equivalents............ $   61,174   $    5,264     Accounts payable.................... $  899,605     $  995,030
  Accounts and notes receivable,                                    Accrued liabilities.................     92,621        111,043
    less allowance for doubtful                                     Customer credit balances............    101,167         82,787
    receivables: $20,048 at                                         Income taxes payable................      7,632              -
    December 31, 1994 and $18,423                                   Deferred income taxes...............        724            945
    at September 30, 1994..............    509,801      523,202     Current portion of long-term
  Inventories..........................    914,283      904,809       obligations.......................      1,263          1,307
  Income taxes receivable..............          -        1,788                                          ----------     ----------
  Prepaid expenses.....................      9,115       10,305       Total current liabilities.........  1,103,012      1,191,112
                                        ----------   ----------                                          ----------     ----------
    Total current assets...............  1,494,373    1,445,368
                                        ----------   ----------   LONG-TERM OBLIGATIONS:
                                                                    7 3/8% senior notes.................    149,106        149,078
                                                                    5 5/8% senior notes.................     99,940         99,926
                                                                    Revolving bank loan payable.........    175,000         40,000
                                                                    7% convertible subordinated
PROPERTY - At cost:                                                   debentures........................     20,914         20,934
  Land.................................     10,923       10,923     6 7/8% exchangeable subordinated
  Building and leasehold improvements..     77,655       77,107       debentures........................     10,575         10,575
  Equipment and fixtures...............    139,347      127,037     Deferred income taxes...............      3,613          3,903
                                        ----------   ----------     Other...............................     18,049         17,678
    Total property.....................    227,925      215,067                                          ----------     ----------
  Less accumulated depreciation                                       Total long-term obligations.......    477,197        342,094
    and amortization...................     83,430       78,725                                          ----------     ----------
                                        ----------   ----------
    Property - net.....................    144,495      136,342   SHAREOWNERS' EQUITY:
                                        ----------   ----------     Capital Stock:
                                                                      Preferred - authorized 3,000,000
                                                                        shares, issued, none............          -              -
                                                                      Class A Common - authorized
                                                                        100,000,000 shares; issued:
OTHER ASSETS:                                                           44,076,930 share at December
  Excess of cost over net assets of                                     31, 1994 and 44,058,659 shares
    acquired companies.................    320,202      322,374         at September 30, 1994...........     66,115         66,088
  Investments..........................     25,429       22,063     Paid-in capital.....................    155,511        155,079
  Noncurrent receivables...............     10,020        9,384     Net unrealized loss on
  Deferred charges and other assets....     56,292       59,526       investments.......................       (488)             -
                                        ----------   ----------     Retained earnings...................    387,941        378,867
    Total other assets.................    411,943      413,347                                          ----------     ----------
                                        ----------   ----------       Total.............................    609,079        600,034
                                                                    Less Treasury shares, at cost:
                                                                      6,859,057 shares at December 31,
                                                                      1994 and 6,844,057 shares
                                                                      at September 30, 1994.............    138,477        138,183
                                                                                                         ----------     ----------
                                                                        Total shareowners' equity.......    470,602        461,851
                                                                                                         ----------     ----------
                                                                   TOTAL LIABILITIES AND
TOTAL ASSETS........................... $2,050,811   $1,995,057    SHAREOWNERS' EQUITY.................. $2,050,811     $1,995,057
                                        ==========   ==========                                          ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                                              3

                                    BERGEN BRUNSWIG CORPORATION
                                STATEMENTS OF CONSOLIDATED EARNINGS
                                     FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 1994 AND 1993
                              (in thousands except per share amounts)
                                                               --------------------------------
                                                                    1994                1993
                                                               --------------------------------
                                                                        (Unaudited)
Net sales and other revenues                                   $  1,983,863        $  1,834,936
                                                               ------------        ------------
Costs and expenses:
  Cost of sales                                                   1,867,920           1,730,517
  Distribution, selling, general and administrative expenses         85,792              81,343
                                                               ------------        ------------
      Total costs and expenses                                    1,953,712           1,811,860
                                                               ------------        ------------
Operating earnings                                                   30,151              23,076
Net interest expense                                                  6,791               4,871
                                                               ------------        ------------
Earnings before taxes on income                                      23,360              18,205
Taxes on income                                                       9,811               7,874
                                                               ------------        ------------
      Net earnings                                             $     13,549        $     10,331
                                                               ============        ============


Earnings per common and common equivalent share                $        .35        $        .27
                                                               ============        ============

Cash dividends per share:

  Class A Common Stock                                         $       .114        $       .095
                                                               ============        ============

  Class B Common Stock                                         $          -        $       .908
                                                               ============        ============

See accompanying Notes to Consolidated Financial Statements.



                                                  4

                                             BERGEN BRUNSWIG CORPORATION
                                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              FOR THE THREE MONTHS ENDED
                                              DECEMBER 31, 1994 AND 1993
                                                     (in thousands)
                                                                                       -----------------------
                                                                                          1994          1993
                                                                                       -----------------------
                                                                                            (Unaudited)
Operating Activities
- --------------------
Net earnings                                                                           $ 13,549      $ 10,331
Adjustments to reconcile net earnings to net cash flows from operating activities:
  Provision for doubtful accounts                                                         1,880           961
  Depreciation and amortization of property                                               4,741         4,710
  Deferred compensation                                                                     577           312
  Amortization of customer lists                                                            437           437
  Amortization of excess of cost over net assets of acquired companies                    2,212         2,234
  Deferred income taxes                                                                    (201)         (833)
  Amortization of original issue discount on senior notes                                    42            38
  Amortization of deferred financing costs                                                  226           219
  Loss (gain) on dispositions of property                                                  (390)           28
Effects of changes on:
  Receivables                                                                            10,885       (65,117)
  Inventories                                                                            (9,474)     (243,601)
  Prepaid expenses and other assets                                                       3,672        (5,864)
  Accounts payable                                                                      (95,425)      165,157
  Accrued liabilities                                                                   (18,422)       (1,475)
  Customer credit balances                                                               18,380        26,704
  Income taxes payable                                                                    9,420         8,257
                                                                                       --------      --------
    Net cash flows from operating activities                                            (57,891)      (97,502)
                                                                                       --------      --------

Investing Activities
- --------------------
Purchase of investments                                                                  (4,164)            -
Property acquisitions                                                                   (12,918)       (5,536)
Proceeds from dispositions of property                                                      414         1,423
                                                                                       --------      --------
    Net cash flows from investing activities                                            (16,668)       (4,113)
                                                                                       --------      --------

Financing Activities
- --------------------
Proceeds from revolving bank loan                                                       135,000        45,000
Repayment of other obligations                                                             (201)       (2,501)
Redemption of convertible subordinated debentures                                           (20)         (410)
Shareowners' equity transactions:
  Exercise of stock options                                                                 165            25
  Cash dividends on Common Stock                                                         (4,475)       (3,645)
                                                                                       --------      --------
    Net cash flows from financing activities                                            130,469        38,469
                                                                                       --------      --------
Net increase (decrease) in cash and cash equivalents                                     55,910       (63,146)
Cash and cash equivalents at beginning of period                                          5,264        85,762
                                                                                       --------      --------
Cash and cash equivalents at end of period                                             $ 61,174      $ 22,616
                                                                                       ========      ========

Supplemental Cash Flows Disclosures
- -----------------------------------
Cash paid during the period for:
  Interest                                                                             $  1,646      $    708
  Income taxes                                                                            1,035           588

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

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments include primarily debt instruments, primarily variable rate demand notes having maturities of more than one year.

     On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its investments as "available for sale" securities and has reported such investments at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Such unrealized losses at December 31, 1994 were $488,000, net of deferred income taxes of $310,000. Realized gains and losses on investments are determined by the specific identification method and are included in earnings and such amounts are not material for the three months ended December 31, 1994.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 1995 presentations.

B. On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-Fillauer Medical, Inc. and subsidiaries ("Durr") and to be used for general working capital purposes of the Company. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings outstanding under the Credit Agreement were $175.0 million at December 31, 1994. The maximum outstanding borrowing under the Credit Agreement during the quarter ended December 31, 1994 was $305.0 million.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


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

     In connection with the Durr acquisition, the Company assumed $69.0 million of Durr's 7% Convertible Subordinated Debentures due March 1, 2006 (the "7% Debentures"). The acquisition of Durr by the Company resulted in each holder receiving the right, at such holder's option, to require Durr to redeem on November 23, 1992 all or any portion of such holder's 7% Debentures for cash equal to the principal amount plus accrued interest to that date. As a result, the Company redeemed $45.6 million aggregate
     principal amount on November 23, 1992.   Since that date, and through
     December 31, 1994, an additional $2.5 million aggregate principal amount has been redeemed. The remaining outstanding 7% Debentures receive interest on March 1 and September 1 of each year.

C. The authorized capital stock of the Company consists of 100,000,000 shares of Class A Common, par value $1.50 per share (the "Common Stock") and 3,000,000 shares of Preferred Stock without nominal or par value (the "Preferred Stock").

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

     No owner of stock of any class of the Company shall have any preemptive right to purchase or subscribe for, or to receive rights or warrants to

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


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

     On February 9, 1994, the Board adopted a Shareowner Rights Plan pursuant to which a dividend of one Preferred Share Purchase Right (the "Rights") was declared for each share of Common Stock outstanding at the close of business on February 18, 1994 as well as for each share of Common Stock issued between such record date and the Distribution Date (as defined below). The Rights, unless earlier redeemed, will expire on February 18, 2004. Prior to such expiration date, the Rights are redeemable by the Company for $0.01 per Right at any time prior to 10 days after the Stock Acquisition Date (as defined below). The Rights are not exercisable until 10 days after the first date (the "Stock Acquisition Date") of public announcement by the Company or an Acquiring Person (as defined below) that a person or group has become the beneficial owner of 15% or more of the Common Stock without the prior approval of the Company's Board of Directors (an "Acquiring Person") or (unless the Board postpones the Distribution
     Date) 10 days after any person or group announces a tender offer as a result of which, if consummated, there would be an Acquiring Person (a "Distribution Date"). Upon a Distribution Date, the Rights would separate from the underlying Common Stock and entitle all holders (except for any Acquiring Person and its associates, affiliates and transferees) to purchase, for an initial exercise price (subject to possible future adjustment) of $80.00 (the "Exercise Price"), either 1/100th of a share of a new series of the Company's Series A Junior Preferred Stock or, if the Distribution Date occurs as a result of the occurrence of a Stock Acquisition Date, Common Stock having twice the aggregate market value of the Exercise Price. All holders of Rights, other than the Acquiring Person and its affiliates, associates and transferees, would also be entitled to purchase Common Stock having twice the aggregate market value of the Exercise Price if the Company was the surviving corporation in a merger with an Acquiring Person and its Common Stock was not changed, an Acquiring Person engaged in one or more "self-dealing" transactions or, during such

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     time as there was an Acquiring Person, an event occurred which increased such Acquiring Person's ownership by more than 1%.

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

     On January 26, 1995, the Corporation declared a 5% stock dividend on the Corporation's Class A Common Stock payable on March 1, 1995 to shareowners of record on February 6, 1995. The dividend will be charged to retained earnings in the approximate amount of $44,216,000, which is based on the closing price of $23.375 per share of Class A Common Stock on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased numbers of shares giving retroactive effect to the stock dividend.

D. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed conversion of the weighted average number of shares of Class B Common Stock outstanding through the Conversion Date and the assumed exercise of dilutive employees' stock options (less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock), after giving effect each period to the 5% stock dividend declared January 26, 1995. Earnings per share are based upon 39,167,216 shares and 38,336,845 shares for the first quarter ended December 31, 1994 and 1993, respectively.

E. On January 10, 1995, the Company completed the acquisition of Biddle & Crowther Company, a privately-held medical-surgical supply distributor

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     headquartered in Seattle, Washington for 605,950 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $10.7 million, subject to adjustments after completion of the acquisition audit.

F. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first quarter of fiscal 1995 are not necessarily indicative of results to be expected for the full year.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations
- ---------------------

For the quarter ended December 31, 1994, net sales and other revenues increased 8%, while operating earnings and pre-tax earnings increased 31% and 28% respectively, from the same quarter in 1993.

Of the 8% increase in net sales and other revenues for the quarter, approximately 1% is attributable to the acquisition of Southeastern Hospital Supply Corporation in April 1994. Approximately 7% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business.

Earnings per share for the first quarter of fiscal 1995 increased 30% compared to the first quarter of the prior year, on an increase of 2% in the average number of common and common equivalent shares outstanding.

Cost of sales increased 8% from the first quarter a year ago, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues for the first quarter increased as a result of an increase in gross margins due to a higher mix of sales from the Company's higher gross margin medical- surgical supply distribution business and increased opportunities for investment buying, partially offset by accelerated price competition in the Company's pharmaceutical distribution business. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or the lack thereof, does influence the profitability of the Company.

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution business during the fiscal year ending September 30, 1995 because of continued price competition influenced by large buying groups. The Company expects that this pressure on margins may be offset to some extent by increased sales of more profitable products, such as generic drugs, and continued reduction of distribution, selling, general and administrative expenses as a percentage of net sales and other revenues through improved operating efficiencies.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Distribution, selling, general and administrative expenses increased 5% over the prior year quarter, while net sales and other revenues increased 8% over the prior year period. These expenses decreased as a percent of net sales and other revenues from 4.4% in the first quarter of fiscal 1994 to 4.3% in the first quarter of fiscal 1995. The decreased distribution, selling, general and administrative expenses as a percentage of net sales and other revenues in the current year reflect operating efficiencies resulting from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution branches into larger regional distribution centers.

Net interest expense increased from $4.9 million to $6.8 million for the first quarter of fiscal 1995 primarily due to increased borrowings and higher interest rates under the Credit Agreement, and a lower cash investment base.

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to change its accounting and reporting of investments. See Note A of Notes to Consolidated Financial Statements included in Part I - Financial Information, Item 1 - Financial Statements of this Quarterly Report.


Financial Condition
- -------------------

At December 31, 1994, capitalization consisted of 49% debt and 51% equity, as compared to 41% and 59%, respectively, at September 30, 1994. The increased debt percentage primarily reflects additional borrowings under the Credit Agreement, due primarily to increased investment in inventory. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings under the Credit Agreement were $175.0 million and $40.0 million at December 31, 1994 and September 30, 1994, respectively. Cash and cash equivalents of $61.2 million at December 31, 1994 increased from $5.3 million at September 30, 1994.

Capital expenditures for the three months ended December 31, 1994 were $12.9 million and relate principally to the expansion of the Company into new locations and additional investment in existing locations, the acquisition of automated warehouse equipment, and additional investments in data processing equipment.

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

Cash dividends on Class A Common Stock amounted to $4.5 million for the three months ended December 31, 1994 and $3.5 million for the same period in the prior year, reflecting primarily, a 20% increase in the quarterly dividend rate during the second quarter of fiscal 1994. Cash dividends on Class B Common Stock amounted to $.1 million for the three months ended December 31, 1993.

On January 26, 1995, the Corporation declared a 5% stock dividend on the Corporation's Class Common Stock payable on March 1, 1995 to shareowners of record on February 6, 1995. The dividend will be charged to retained earnings in the approximate amount of $44,216,000, which is based on the closing price of $23.375 per share of Class A Common Stock on the declaration date.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On July 7, 1992, two putative class action complaints were filed in the Delaware Court of Chancery against Durr and its directors: Steiner v. Adair, et al., C.A. No. 12634 and Goldwurm v. Adair, et al., C.A. No. 12635. These actions were consolidated on July 15, 1992. On July 17, 1992, another putative class action complaint was filed in the Delaware Court of Chancery against Durr and its directors: Trief v. Adair, et al., C.A. No. 12648. This action was consolidated with C.A. Nos. 12634 and 12635 on August 7, 1992. The named plaintiffs in the three complaints (the "Class Action Complaints") allegedly owned an undisclosed number of shares of Durr common stock. The plaintiffs sought certification of a class consisting of all public stockholders of Durr who held Durr stock at the time of the filing of the Class Action Complaints and who were not affiliated with any of the defendants. The Class Action Complaints alleged, among other things, that Durr's directors breached their fiduciary duties in entering into a June 2, 1992, Agreement and Plan of Reorganization which contemplated the merger of Durr's wholesale drug business with Cardinal Distribution, Inc. ("Cardinal") and the spin-off of Durr's remaining businesses into a newly formed entity (the "Cardinal Acquisition").

The Class Action Complaints sought a variety of relief, including: an injunction requiring the Durr directors to consider competing offers, damages, attorneys fees and costs.

In connection with the acquisition of Durr, and for the purpose of settling the expressed concern of the Attorneys General of the States of Alabama, Florida and Louisiana (collectively, the "Attorneys General") over the alleged potential lessening of competition in the wholesale distribution of pharmaceutical products, the Company and Durr entered into an agreement dated September 18, 1992, with the Attorneys General wherein the Company agreed that (1) subject to certain exceptions, no existing customer of either the Company or Durr in Alabama, Florida and Louisiana (the "Customers") will suffer a diminution of service levels until April 30, 1997, (2) except for price increases resulting from taxes, fees or governmental charges, neither the Company nor Durr will increase the markup percentage for the Customers in Alabama, Florida and Louisiana for a period of two years and from September 1994 through April 1997 will not increase such percentage in excess of the percentage increase in the Consumer Price Index; (3) Durr will maintain its distribution facilities in Montgomery and Mobile, Alabama; Lakeland, Florida; and Shreveport, Louisiana for a period of at least two years; (4) Durr will maintain and enhance its AccuNetR system for a period of at least two years; and (5) the Company will reimburse the States of Alabama, Florida and Louisiana for their legal fees, costs and expenses incurred in the investigation of the acquisition of Durr by the Company.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS (Continued)


Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of December 31, 1994, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collateralize the note and trade receivables.

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

In April 1994, this matter was transferred to the San Francisco Superior Court with the California state actions referenced in the next paragraph and the trial date was vacated.

Between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California. These lawsuits are more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II, and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a Consolidated

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS (Continued)


Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions.

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

Between August 12, 1993 and November 29, 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C. 897 (MDL 997). On March 7, 1994, plaintiffs in these 11 actions filed a consolidated amended class action complaint ("Federal Complaint") which amended and superseded all previously filed Federal complaints against the Company. The Federal Complaint names the Company and 30 other pharmaceutical industry-related companies. The Federal Complaint alleges, on behalf of a nationwide class of retail pharmacies, that the Company conspired with other wholesalers and manufacturers to discriminatorily fix prices in violation of Section 1 of the Sherman Act. The Federal Complaint seeks injunctive relief and treble damages. On November 15, 1994, the Federal court certified the class defined in the Federal Complaint for the time period October 15, 1989 to the present. These lawsuits are more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. On January 13, 1995, the Company was named along with 30 other pharmaceutical industry-related companies in a separate complaint filed in the U.S. District Court, Northern District of Illinois entitled Publix Supermarkets v. Abbot Laboratories, et al., Case No. 94C0246, alleging similar claims as in the Federal Complaint. The Company believes that this action will be consolidated into the Federal multidistrict action.

On April 29, 1994, Durr Drug Company (a subsidiary of the Company) was named as a defendant, along with 17 other parties, in a class action in the Circuit Court of Bullock County, Alabama entitled Main Drug Company v. The Upjohn Company, et al., No. CV-94-37. This case was voluntarily dismissed on October 31, 1994.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS (Continued)


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

The Company is involved in various additional items of litigation. Although the amount of liability at December 31, 1994 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its consolidated financial position or results of operations.


ITEM 5.   OTHER INFORMATION

Note C of Notes to Consolidated Financial Statements included in Part I - Financial Information, Item 1 - Financial Statements of this Quarterly Report regarding a 5% stock dividend on the Company's Class A Common Stock is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     --------
     *4(a) The Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between the Company and Chemical Trust Company of California as Trustee is set forth as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated December 1, 1992 (file no. 33-55136).

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

     *10(a) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

     *10(b) Employment Agreement and Schedule are set forth as Exhibit 10(q) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     *10(c) Severance Agreement and Schedule are set forth as Exhibit 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

      11 Computation of earnings per share for the first quarter ended December 31, 1994 and 1993.

      27      Financial Data Schedule for the first quarter ended December 31,
              1994.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     --------

     *99(b) First Amendment to Credit Agreement dated as of December 23, 1992 is set forth as Exhibit 28(b) in the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993.

     *99(c) Second Amendment to Credit Agreement dated as of May 18, 1993 is set forth as Exhibit 28(c) in the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993.

     *99(d) Third Amendment to Credit Agreement dated as of August 27, 1993 is set forth as Exhibit 99(f) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

     *99(e) Fourth Amendment to Credit Agreement dated as of September 1, 1993 is set forth as Exhibit 99(e) in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

     *99(f) Amended and Restated Credit Agreement dated as of September 30, 1994 among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association is set forth as Exhibit 99(h) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     *99(g) Agreement and Plan of Merger dated as of September 4, 1992 by and among Bergen Brunswig Corporation, BBC Acquisition Corp. and Durr-Fillauer Medical, Inc. is set forth as Exhibit (c)(1) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement Pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934.


 * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.


(b)  REPORTS ON FORM 8-K:
     -------------------

     There were no reports filed on Form 8-K during the three months ended December 31, 1994.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BERGEN BRUNSWIG CORPORATION



                                   By /s/    Robert E. Martini
                                     ------------------------------------------
                                             Robert E. Martini
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                   By /s/    Neil F. Dimick
                                     ------------------------------------------
                                             Neil F. Dimick
                                             Executive Vice President,
                                             Chief Financial Officer
                                             (Principal Financial Officer)



February 10, 1995

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

  *4(b) Rights Agreement, dated as of February 8, 1994, between Bergen Brunswig Corporation and Chemical Trust Company of California, as Rights Agent, including all exhibits thereto, is incorporated herein by reference to Exhibit 1 to Company's Registration Statement on Form 8-A dated February 14, 1994.

 *10(a) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

 *10(b) Employment Agreement and Schedule are set forth as Exhibit 10(q) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

 *10(c) Severance Agreement and Schedule are set forth as Exhibit 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

  11      Computation of earnings per share for the first                  24
          quarter ended December 31, 1994 and 1993.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                          INDEX TO EXHIBITS(Continued)
                          -----------------

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

  27      Financial Data Schedule for the first quarter                    25
          ended December 31, 1994.

 *99(a) Credit Agreement dated as of September 15, 1992 by and among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Continental Bank N.A. is set forth as Exhibit (b)(4) to the Final Amendment to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
          Section 14(d)(1) of the Securities Exchange Act of 1934.

 *99(b) First Amendment to Credit Agreement dated as of December 23, 1992 is set forth as Exhibit 28(b) in the Company's
          Quarterly Report on Form 10-Q for the quarter ended February
          28, 1993.

 *99(c) Second Amendment to Credit Agreement dated as of May 18, 1993 is set forth as Exhibit 28(c) in the Company's
          Quarterly Report on Form 10-Q for the quarter ended May 31,
          1993.

 *99(d) Third Amendment to Credit Agreement dated as of August 27, 1993 is set forth as Exhibit 99(f) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

 *99(e) Fourth Amendment to Credit Agreement dated as of September 1, 1993 is set forth as Exhibit 99(e) in the Company's
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1993.

 *99(f) Amended and Restated Credit Agreement dated as of September 30, 1994 among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association is set forth as Exhibit 99(h) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                          INDEX TO EXHIBITS(Continued)
                          -----------------

EXHIBIT NO.                                                             PAGE NO.
- -----------                                                             --------

 *99(g) Agreement and Plan of Merger dated as of September 4, 1992 by and among Bergen Brunswig Corporation, BBC Acquisition Corp. and Durr-Fillauer Medical, Inc. is set forth as Exhibit (c)(1) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement Pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934.


 * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.