Form 10-Q
period 1995-03-31
BERGEN BRUNSWIG CORP
filed 1995-05-15
CIK 11454

SECURITIES AND EXCHANGE COMMISSION      TOTAL NUMBER OF
                             Washington, D. C.  20549          PAGES INCLUDED IN
                                                               THIS QUARTERLY
                                    FORM 10-Q                  REPORT IF 22.

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

For the fiscal quarter ended    March 31, 1995
                            ----------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from_________________ to _______________

                           Commission file number 1-5110
                                                 --------
                            BERGEN BRUNSWIG CORPORATION
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        New Jersey                                              22-1444512
- ---------------------------                                ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

4000 Metropolitan Drive, Orange, California                     92668-3510
- ---------------------------------------------              ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (714) 385-4000
                                                           ---------------------
                                   No Change
- --------------------------------------------------------------------------------
                  (Former name, former address and former
                 fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of each class of               Number of Shares Outstanding
          Common Stock                           April 30, 1995*
     ---------------------------          -----------------------------
     Class A Common Stock -
     par value $1.50 per share                    39,764,462

  *  Reflects 5% stock dividend declared January 26, 1995 and paid March 1,
     1995.

  INDEX TO EXHIBITS FOUND ON PAGE 20

                          BERGEN BRUNSWIG CORPORATION


                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.   Financial Information

     Item 1.   Financial Statements

     Consolidated Balance Sheets, March
       31, 1995 and September 30, 1994                                    3

     Statements of Consolidated Earnings
       for the second quarter and six
       months ended March 31, 1995 and 1994                               4

     Statements of Consolidated Cash
       Flows for the six months ended
       March 31, 1995 and 1994                                            5

     Notes to Consolidated Financial Statements                           6


     Item 2.   Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations                                                        9



Part II.  Other Information


     Item 1.   Legal Proceedings                                         13

     Item 4.   Submission of Matters to a Vote of
          Security Holders                                               17

     Item 6.   Exhibits and Reports on Form 8-K                          18


Signatures                                                               19


Index to Exhibits                                                        20

                                             PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                    BERGEN BRUNSWIG CORPORATION
                                                    ---------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                              MARCH 31, 1995 AND SEPTEMBER 30, 1994
                                                      (dollars in thousands)
                                                            (Unaudited)
==================================================================================================================================
                                         March 31,  September 30,             LIABILITIES AND             March 31,  September 30,
            - - ASSETS - -                  1995       1994             - - SHAREOWNERS' EQUITY  - -        1995         1994
==================================================================================================================================
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
  Cash and cash equivalents............ $   40,042   $    5,264      Accounts payable.................... $  991,583   $  995,030
  Accounts and notes receivable,                                     Accrued liabilities.................     84,678      111,043
    less allowance for doubtful                                      Customer credit balances............     75,348       82,787
    receivables: $20,611 at March 31,                                Deferred income taxes...............        864          945
    1995 and $18,423 at September 30,                                Current portion of long-term
    1994...............................    532,770      523,202        obligations.......................      1,220        1,307
  Inventories..........................    951,941      904,809                                           ----------   ----------
  Income taxes receivable..............      1,601        1,788        Total current liabilities.........  1,153,693    1,191,112
  Prepaid expenses.....................      8,482       10,305                                           ----------   ----------
                                        ----------   ----------
    Total current assets...............  1,534,836    1,445,368    LONG-TERM OBLIGATIONS:
                                        ----------   ----------      7 3/8% senior notes.................    149,133      149,078
                                                                     5 5/8% senior notes.................     99,954       99,926
                                                                     Revolving bank loan payable.........    145,000       40,000
                                                                     7% convertible subordinated
PROPERTY  - At cost:                                                   debentures........................     20,914       20,934
  Land.................................     12,170       10,923      6 7/8% exchangeable subordinated
  Building and leasehold improvements..     84,019       77,107        debentures........................     10,575       10,575
  Equipment and fixtures...............    144,278      127,037      Deferred income taxes...............      3,787        3,903
                                        ----------   ----------      Other...............................     16,491       17,678
    Total property.....................    240,467      215,067                                           ----------   ----------
  Less accumulated depreciation and                                    Total long-term obligations.......    445,854      342,094
    amortization.......................     86,279       78,725                                           ----------   ----------
                                        ----------   ----------
    Property - net.....................    154,188      136,342    SHAREOWNERS' EQUITY:
                                        ----------   ----------      Capital Stock:
                                                                       Preferred - authorized 3,000,000
                                                                         shares, issued: none............          -            -
                                                                       Class A Common - authorized
                                                                         100,000,000 shares; issued:
OTHER ASSETS:                                                            44,126,376 shares at March 31,
  Excess of cost over net assets of                                      1995 and 44,058,659 shares at
    acquired companies.................    321,333      322,374          September 30, 1994..............     66,190       66,088
  Investments......,...................     19,143       22,063      Paid-in capital.....................    162,145      155,079
  Noncurrent receivables...............      9,139        9,384      Net unrealized loss on investments..       (247)           -
  Deferred charges and other assets....     56,212       59,526      Retained earnings...................    355,276      378,867
                                        ----------   ----------                                           ----------   ----------
    Total other assets.................    405,827      413,347        Total.............................    583,364      600,034
                                        ----------   ----------      Less Treasury shares, at cost:
                                                                       4,361,914 shares at March 31,
                                                                       1995 and 6,844,057 shares at
                                                                       September 30, 1994................     88,060      138,183
                                                                                                          ----------   ----------
                                                                         Total shareowners' equity.......    495,304      461,851

                                                                   TOTAL LIABILITIES AND
TOTAL ASSETS........................... $2,094,851   $1,995,057    SHAREOWNERS' EQUITY................... $2,094,851   $1,995,057
                                        ==========   ==========                                           ==========   ==========

See accompanying Notes to Consolidated Financial Statements.


                                                              Page 3

                               BERGEN BRUNSWIG CORPORATION
                               ---------------------------
                          STATEMENTS OF CONSOLIDATED EARNINGS
                      FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                                 MARCH 31, 1995 AND 1994
                        (in thousands except per share amounts)
                                       (Unaudited)

                                                   SECOND QUARTER                  SIX MONTHS
                                              -------------------------     -------------------------
                                                 1995           1994           1995           1994
                                              -------------------------     -------------------------
Net sales and other revenues                  $2,084,216     $1,845,449     $4,068,079     $3,680,385
                                              ----------     ----------     ----------     ----------
Costs and expenses:
  Cost of sales                                1,956,668      1,731,865      3,824,588      3,462,382
  Distribution, selling, general and
    administrative expenses                       89,144         81,481        174,936        162,824
                                              ----------     ----------     ----------     ----------
      Total costs and expenses                 2,045,812      1,813,346      3,999,524      3,625,206
                                              ----------     ----------     ----------     ----------
Operating earnings                                38,404         32,103         68,555         55,179
Net interest expense                               7,603          6,502         14,394         11,373
                                              ----------     ----------     ----------     ----------
Earnings before taxes on income                   30,801         25,601         54,161         43,806
Taxes on income                                   12,937         11,072         22,748         18,946
                                              ----------     ----------     ----------     ----------
Net earnings                                  $   17,864     $   14,529     $   31,413     $   24,860
                                              ==========     ==========     ==========     ==========

Earnings per common and
  common equivalent share                     $      .45     $      .38     $      .79     $      .65
                                              ==========     ==========     ==========     ==========

Cash dividends per share:
  Class A Common Stock                        $     .120     $     .114     $     .234     $     .210
                                              ==========     ==========     ==========     ==========

  Class B Common Stock                        $        -     $    1.089     $        -     $    1.996
                                              ==========     ==========     ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                                              4

                                         BERGEN BRUNSWIG CORPORATION
                                         ---------------------------
                                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           FOR THE SIX MONTHS ENDED
                                           MARCH 31, 1995 AND 1994
                                               (in thousands)
                                                                        -----------------------
                                                                           1995          1994
                                                                        -----------------------
                                                                              (Unaudited)

OPERATING ACTIVITIES
- --------------------
Net earnings                                                            $  31,413     $  24,860
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
  Provision for doubtful accounts                                           2,998         1,943
  Depreciation and amortization of property                                 9,584         9,532
  Deferred compensation                                                       973           606
  Amortization of customer lists                                              874           874
  Amortization of excess of cost over net assets of acquired companies      4,425         4,319
  Deferred income taxes                                                       (40)          315
  Amortization of original issue discount on senior notes                      83            84
  Amortization of deferred financing costs                                    445           458
  Loss (gain) on dispositions of property                                    (351)           30
  Effects of changes on:
    Receivables                                                            (5,977)        6,103
    Inventories                                                           (42,022)     (211,920)
    Prepaid expenses and other assets                                       3,150        (6,330)
    Accounts payable                                                       (5,912)      (24,673)
    Accrued liabilities                                                   (27,970)      (10,252)
    Customer credit balances                                               (7,439)       11,693
    Income taxes receivable                                                   187            21
                                                                        ---------     ---------
      Net cash flows from operating activities                            (35,579)     (192,337)
                                                                        ---------     ---------
INVESTING ACTIVITIES
- --------------------
Investments                                                                 2,516          (213)
Property acquisitions                                                     (27,039)      (11,890)
Proceeds from dispositions of property                                        414         1,423
                                                                        ---------     ---------
      Net cash flows from investing activities                            (24,109)      (10,680)
                                                                        ---------     ---------
FINANCING ACTIVITIES
- --------------------
Proceeds from revolving bank loan                                         105,000       145,000
Repayment of other obligations                                             (2,148)       (3,430)
Redemption of convertible subordinated debentures                             (20)         (410)
Shareowners' equity transactions:
  Exercise of stock options                                                   877            99
  Cash dividends on Common Stock                                           (9,243)       (8,021)
                                                                        ---------     ---------
      Net cash flows from financing activities                             94,466       133,238
                                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents                       34,778       (69,779)
Cash and cash equivalents at beginning of period                            5,264        85,762
                                                                        ---------     ---------
Cash and cash equivalents at end of period                              $  40,042     $  15,983
                                                                        =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest                                                              $  14,549     $  11,778
  Income taxes                                                             22,602        18,754

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

     The Company records revenues when product is delivered to its customers.

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments include primarily debt instruments, primarily variable rate demand notes having maturities of more than one year.

     The excess of cost over net assets of acquired companies is amortized on a straight-line basis principally over 40 years. Customer lists, included in deferred charges and other assets, are amortized on a straight-line basis over 15 years. At each balance sheet date management reviews intangible assets for possible impairment based on several criteria, including, but not limited to sales trends, undiscounted operating cash flows and other operating factors.

     On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its investments as "available for sale" securities and has reported such investments at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Such unrealized losses at March 31, 1995 were $287,000, net of deferred income taxes of $183,000. Unrealized gains at March 31, 1995 were $40,000, net of deferred income taxes of $25,000. Realized gains and losses on investments are determined by the specific identification method and are included in earnings; such amounts are not material for the six months ended March 31, 1995.

     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

     Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 1995 presentations.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


B. On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-Fillauer Medical, Inc. ("Durr") and to be used for general working capital purposes of the Company. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings outstanding under the Credit Agreement were $145.0 million at March 31, 1995. The maximum outstanding borrowings under the Credit Agreement during the quarter ended March 31, 1995 were $280.0 million.

C. On February 24, 1994 (the "Conversion Date"), in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock. All Class B Common Stock was subsequently cancelled.

     On January 26, 1995, the Company declared a 5% stock dividend on the Company's Class A Common Stock which was paid on March 1, 1995 to shareowners of record on February 6, 1995. The dividend was charged to retained earnings in the approximate amount of $44,207,000, which was based on the closing price of $23.375 per share of Class A Common Stock on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased numbers of shares giving retroactive effect to the stock dividend.

D. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period, the assumed conversion of the weighted average number of shares of Class B Common Stock outstanding through the Conversion Date (See Note C) and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock), after giving effect each period to the 5% stock dividend declared January 26, 1995. Earnings per share are based upon 39,969,328 shares and 38,370,362 shares for the second quarter ended March 31, 1995 and 1994, respectively, and 39,568,272 shares and 38,353,604 shares for the respective six-month year-to-date periods.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


E. On January 10, 1995, the Company completed the acquisition of Biddle & Crowther Company ("B&C"), a privately-held medical-surgical supply distributor headquartered in Seattle, Washington for 636,248 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $10.7 million, subject to adjustments after completion of the acquisition audit. This acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include B&C's results of operations and assets after January 10, 1995.

F. During the fourth quarter of fiscal 1993, the Company approved a restructuring plan for its pharmaceutical distribution business which resulted in a pre-tax charge of $33.0 million in fiscal 1993. The restructuring plan consists of an accelerated consolidation of pharmaceutical distribution facilities into larger, more efficient regional distribution centers, the merging of duplicate operating systems, the reduction of administrative support in areas not affecting valued services to customers, and the discontinuance of services and programs that do not meet the Company's strategic and economic return objectives. The restructuring charge represents the costs associated with restructure, primarily abandonment and severance. For those activities or assets where the disposal is expected to result in a gain, no gain will be recognized until realized.

     During fiscal 1994 and through March 31, 1995, 9 distribution facilities were closed and workforce reductions were made. Charges to the restructuring reserve have consisted primarily of asset write-offs, moving and severance costs, facility abandonments and lease settlements which, through March 31, 1995, have totaled approximately $18.0 million, including approximately $3.3 million of non-cash charges. Management anticipates that the remaining cash outflow should be completed by the end of fiscal 1995.

G. During the quarter ended March 31, 1994, the Company recorded a pre-tax charge of $1.4 million ($0.8 million after tax) for the uninsured portion of an earthquake loss sustained by the Company's Valencia, California division on January 17, 1994.

H. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the second quarter and first six months of fiscal 1995 are not necessarily indicative of results to be expected for the full year.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- ---------------------

For the quarter ended March 31, 1995, net sales and other revenues increased 13%, while operating earnings and pre-tax earnings both increased 20% from the quarter ended March 31, 1994. For the six months ended March 31, 1995, net sales and other revenues increased 11%, while operating earnings and pre-tax earnings both increased 24% compared to the six-month period ended March 31, 1994. Operating earnings and pre-tax earnings for the second quarter and first six months of fiscal 1994 were impacted by a pre-tax charge of $1.4 million for the uninsured portion of an earthquake loss. See Note G of Notes to Consolidated Financial Statements.

Of the 13% increase in net sales and other revenues for the quarter, approximately 2% is attributable to the acquisition of Southeastern Hospital Supply Corporation ("Southeastern") in April 1994 and Biddle & Crowther Company ("B&C") in January 1995. Approximately 11% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business. Of the 11% increase in net sales and other revenues for the six-month period, approximately 2% in the aggregate is attributable to the acquisitions of Southeastern and B&C. Approximately 9% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business.

Earnings per share for the second quarter and first six months of fiscal 1995 increased 18% and 22%, respectively, on increases of 4% and 3%, respectively, in the average number of common and common equivalent shares outstanding. The earthquake-related charge in fiscal 1994 referred to above was equivalent to $.02 per share.

Cost of sales increased 13% and 10% from the second quarter and six-month period of fiscal 1994, respectively, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues for the second quarter decreased due to accelerated price competition in the Company's pharmaceutical distribution business, partially offset by a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business. The overall gross profit as a percent of net sales and other revenues for the first six months of fiscal 1995 increased as a result of an increase in gross margins due to a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business and increased opportunities for investment buying, partially offset by accelerated price competition in the Company's pharmaceutical distribution business. In the

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from these anticipated price increases. The rate or frequency of future price increases by manufacturers, or the lack thereof, does influence the profitability of the Company.

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution business during the fiscal year ending September 30, 1995 because of continued price competition influenced by large buying groups. The Company expects that this pressure on margins may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reduction of distribution, selling, general and administrative expenses as a percentage of net sales and other revenues through improved operating efficiencies.

Distribution, selling, general and administrative expenses, including the earthquake-related charge in fiscal 1994, increased 9% and 7% over the prior year quarter and six-month period, respectively, while net sales and other revenues increased 13% and 11% over the prior year quarter and six-month period, respectively. These expenses decreased as a percent of net sales and other revenues from 4.4% in the second quarter of fiscal 1994 to 4.3% in the second quarter of fiscal 1995 and were 4.3% and 4.4% of net sales and other revenues in the current and prior year six-month periods, respectively. Had the Company not recorded the above mentioned $1.4 million pre-tax earthquake-related charge in the second quarter of fiscal 1994, distribution, selling, general and administrative expenses would have been 4.3% of net sales and other revenues for the prior year second quarter. The decreased distribution, selling, general and administrative expenses as a percentage of net sales and other revenues in the current year also reflect operating efficiencies resulting from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution branches into larger regional distribution centers.

Net interest expense increased from $6.5 million to $7.6 million for the second quarter and increased from $11.4 million to $14.4 million for the six-month period, primarily due to increased borrowings and higher interest rates under the Credit Agreement.

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


Financial Condition
- -------------------

At March 31, 1995, capitalization consisted of 46% debt and 54% equity, as compared to 41% and 59%, respectively, at September 30, 1994. The increased debt percentage primarily reflects additional borrowings under the Credit Agreement, due primarily to increased investment in inventory. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings under the Credit Agreement were $145.0 million and $40.0 million at March 31, 1995 and September 30, 1994, respectively. Cash and cash equivalents of $40.0 million at March 31, 1995 increased from $5.3 million at September 30, 1994, principally reflecting additional borrowings under the Credit Agreement, partially offset by inventory purchases, property acquisitions and other factors.

On January 10, 1995, the Company completed the acquisition of Biddle & Crowther Company, a privately-held medical-surgical supply distributor headquartered in Seattle, Washington for 636,248 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $10.7 million, subject to adjustments after completion of the acquisition audit.

On January 26, 1995, the Corporation declared a 5% stock dividend on the Corporation's Class A Common Stock payable on March 1, 1995 to shareowners of record on February 6, 1995. The dividend was charged to retained earnings in the approximate amount of $44,207,000, which was based on the closing price of $23.375 per share of Class A Common Stock on the declaration date.

Cash dividends on Class A Common Stock amounted to $9.2 million for the six months ended March 31, 1995 and $8.0 million for the same period in the prior year, reflecting primarily a 20% increase in the quarterly dividend rate during the second quarter of fiscal 1994. Cash dividends on Class B Common Stock amounted to $.2 million for the six months ended March 31, 1994.

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


Capital expenditures for the six months ended March 31, 1995 were $27.0 million and relate principally to the expansion of the Company into new locations and additional investment in existing locations, the acquisition of automated warehouse equipment, and additional investment in data processing equipment.

During the fourth quarter of fiscal 1993, the Company approved a restructuring plan for its pharmaceutical distribution business which resulted in a pre-tax charge of $33.0 million in fiscal 1993. The restructuring plan consists of an accelerated consolidation of pharmaceutical distribution facilities into larger, more efficient regional distribution centers, the merging of duplicate operating systems, the reduction of administrative support in areas not affecting valued services to customers, and the discontinuance of services and programs that do not meet the Company's strategic and economic return objectives. The restructuring charge represents the costs associated with restructure, primarily abandonment and severance. For those activities or assets where the disposal is expected to result in a gain, no gain will be recognized until realized.

During fiscal 1994 and through March 31, 1995, 9 distribution facilities were closed and workforce reductions were made. Charges to the restructuring reserve have consisted primarily of asset write-offs, moving and severance costs, facility abandonments and lease settlements which, through March 31, 1995, have totaled approximately $18.0 million, including approximately $3.3 million of non-cash charges. Management anticipates that the remaining cash outflow should be completed by the end of the fourth quarter of fiscal 1995.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds available under the existing shelf registration will be sufficient to meet its anticipated cash and capital needs.

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

In connection with the acquisition of Durr, and for the purpose of settling the expressed concern of the Attorneys General of the States of Alabama, Florida and Louisiana (collectively, the "Attorneys General") over the alleged potential lessening of competition in the wholesale distribution of pharmaceutical products, the Company and Durr entered into an agreement dated September 18, 1992, with the Attorneys General wherein the Company agreed that (1) subject to certain exceptions, no then existing customer of either the Company or Durr in Alabama, Florida and Louisiana (the "Customers") will suffer a diminution of service levels until April 30, 1997, (2) except for price increases resulting from taxes, fees or governmental charges, neither the Company nor Durr will increase the markup percentage for the Customers in Alabama, Florida and Louisiana for a period of two years and from September 1994 through April 1997 will not increase such percentage in excess of the percentage increase in the Consumer Price Index; (3) Durr retain its distribution facilities in Montgomery and Mobile, Alabama; Lakeland, Florida; and Shreveport, Louisiana for a period of at least two years; (4) Durr maintain and enhance its AccuNetR system for a period of at least two years; and (5) the Company reimburse the States of Alabama, Florida and Louisiana for their legal fees, costs and expenses incurred in the investigation of the acquisition of Durr by the Company.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS (Continued)


Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of March 31, 1995, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collateralize the note and trade receivables.

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

In April 1994, this matter was transferred to the San Francisco Superior Court with the California state actions referenced in the next paragraph. A trial date on principally the contract-related actions is anticipated during late calender 1995.

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

The California Complaint alleges that the Company and 35 other pharmaceutical industry-related companies violated California's Cartwright Act, Unfair Practices Act, and the Business and Professions Code unfair competition statute. The California Complaint alleges that defendants jointly and separately engaged in secret rebating, price fixing and price discrimination between plaintiffs and plaintiffs' alleged competitors who sell pharmaceuticals to patients or retail customers. Plaintiffs seek, on behalf of themselves and a class of similarly situated California pharmacies, injunctive relief and treble damages in an amount to be determined at trial. The judge struck the class allegations from the Unfair Practices Act claims.

Between August 12, 1993 and November 29, 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C. 897 (MDL 997). On March 7, 1994, plaintiffs in these 11 actions filed a consolidated amended class action complaint ("Federal Complaint") which amended and superseded all previously filed Federal complaints against the Company. The Federal Complaint names the Company and 30 other pharmaceutical industry-related companies. The Federal Complaint alleges, on behalf of a nationwide class of retail pharmacies, that the Company conspired with other wholesalers and manufacturers to discriminatorily fix prices in violation of Section 1 of the Sherman Act. The Federal Complaint seeks injunctive relief and treble damages. On November 15, 1994, the Federal court certified the class defined in the Federal Complaint for the time period October 15, 1989 to the present. These lawsuits are more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. On January 13, 1995, the Company was named along with 30 other pharmaceutical industry-related companies in a separate complaint filed in the U.S. District Court, Northern District of Illinois entitled Publix Supermarkets v. Abbot Laboratories, et al., Case No. 94C0246, alleging similar claims as in the Federal Complaint. The Company was dropped as a defendant in this matter on February 23, 1995.

On March 9, 1995, the Company was named along with 30 other pharmaceutical industry-related companies in a separate complaint filed in the U.S. District

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS (Continued)


Court, Eastern District of Arkansas entitled Lawrence Adams d/b/a Mc Spadden Drug Store, et al. v. Abbott Laboratories, et al., Case No. LR-C-95-153, alleging similar claims as in the Federal complaint. The Company believes that this action will be consolidated into the Federal multidistrict action.

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

On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9,000,000 total (of which the Company will receive a proportionate share) and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation as well as the cases which have been filed in various state courts. In December 1994, plaintiffs in the Federal action moved to set aside the agreement, but plaintiffs motion was denied on April 25, 1995. After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial condition.

The Company is involved in various additional items of litigation. Although the amount of liability at March 31, 1995 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Shareowners of the Company was held on January 26, 1995 in Orange, California and the following matters, as listed in the Proxy Statement dated December 22, 1994, were voted upon:

     (a) All of management's nominees for the Company's Board of Directors were elected (for a term ending in the year so indicated) with the following vote:

          Nominee                            For           Withheld
          -------                            ---           --------
          Jose E. Blanco, Sr.(1996)       29,155,760       2,904,161

          Rodney H. Brady(1997)           29,165,313       2,894,608

          John Calasibetta(1998)          29,071,714       3,088,207

          George R. Liddle(1996)          29,160,683       2,899,238

          Robert E. Martini(1998)         29,121,682       2,938,239

          James R. Mellor(1997)           29,160,083       2,899,838

          George E. Reinhardt, Jr.(1996)  28,888,476       3,171,445

          Dwight A. Steffensen(1998)    29,116,604       2,943,317

          Directors whose term of office continued after the Annual Meeting were: Charles J. Lee, Charles C. Edwards, M.D. and Francis G. Rodgers.


     (b) Amendments to the 1989 Company's Stock Incentive Plan were approved with the following vote:

          For          Against      Abstained    Broker Non-Votes
          ---          -------      ---------    ----------------
          18,364,793   8,848,294    361,096      4,485,738

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     --------

     11 Computation of earnings per share for the second quarter and six months ended March 31, 1995 and 1994.

     27   Financial Data Schedule for the six months ended March 31, 1995.



(b)  REPORTS ON FORM 8-K:
     -------------------

     (1) On March 6, 1995, a Current Report on Form 8-K, dated March 3, 1995, was filed reporting under Items 5 and 7 the Company's adoption, effective as of March 3, 1995, of its Amended and Restated By-Laws.

     (2) On April 25, 1995, a Current Report on Form 8-K, dated April 24, 1995, was filed reporting under Items 5 and 7, additional financial information relative to the Company's 1994 fiscal year.

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



May 12, 1995

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------
                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT NO.                                                         PAGE NO.
- -----------                                                         --------

   11     Computation of earnings per share for the second             21
          quarter and six months ended March 31, 1995 and 1994.

   27     Financial Data Schedule for the six months                   22
          ended March 31, 1995.