Form 10-Q
period 1995-06-30
BERGEN BRUNSWIG CORP
filed 1995-08-14
CIK 11454

BERGEN BRUNSWIG CORPORATION



                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)
For the fiscal quarter ended    June 30, 1995

                           OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ________________ to ____________

                   Commission file number 1-5110

                   BERGEN BRUNSWIG CORPORATION
         (Exact name of registrant as specified in its charter)

      New Jersey                                    22-1444512
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

4000 Metropolitan Drive, Orange, California         92668-3510
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code  (714) 385-4000

                             No Change
(Former name, former address and former fiscal year, if changed since last report)

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

   Title of each class of                  Number of Shares Outstanding
       Common Stock                             July 31, 1995
      Class A Common Stock -
      par value $1.50 per share                              39,816,203

INDEX TO EXHIBITS FOUND ON PAGE 21

INDEX

                                                                  Page No.
Part I.   Financial Information

         Item 1.  Financial Statements

                      Consolidated Balance Sheets, June
                      30, 1995 and September 30, 1994               3

                      Statements of Consolidated Earnings
                      for the third quarter and nine
                      months ended June 30, 1995 and 1994           4

                      Statements of Consolidated Cash
                      Flows for the nine months ended
                      June 30, 1995 and 1994                        5

                      Notes to Consolidated Financial Statements    6

         Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                 10

Part II.  Other Information

         Item 1.      Legal Proceedings                             14

         Item 6.      Exhibits and Reports on Form 8-K              18

Signatures                                                          19

Index to Exhibits                                                   20




                    PART I.  FINANCIAL INFORMATION

                     BERGEN BRUNSWIG CORPORATION

                    CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 1995 AND SEPTEMBER 30, 1994
                         (dollars in thousands)
                              (Unaudited)

--------------------------------------------------------------
        -- ASSETS --              June 30,   September 30,
                                   1995          1994
--------------------------------------------------------------

   CURRENT ASSETS:    CURRENT LIABILITIES:
       Cash and cash equivalents         $     50,937      $    5,264
       Accounts and notes receivable,
         less allowance
         for doubtful receivables:
         $20,642 at June  30,1995
         and $18,423 at September
         30, 1994                            540,937          523,202
       Inventories                         1,064,364          904,809
       Income taxes receivable                   990            1,788
       Prepaid expenses                        9,822           10,305
                                           _________        _________
         Total current assets              1,667,050        1,445,368
                                           _________        _________

   PROPERTY - At cost:
      Land                                   12,098            10,923
      Building and leasehold improvements    84,158            77,107
      Equipment and fixtures                150,868           127,037
                                            _______           _______
        Total property                      247,124           215,067
      Less accumulated depreciation
        and amortization                     90,489            78,725
                                            _______           _______
      Property - net                        156,635           136,342
                                            _______           _______

  OTHER ASSETS:

     Excess of cost over net
       assets of acquired companies         319,170          322,374
     Investments                              7,441           22,063
     Noncurrent receivables                   7,747            9,384
     Deferred charges and other assets       56,027           59,526
                                            _______          _______
       Total other assets                   390,385          413,347
                                            _______          _______

  TOTAL ASSETS                        $   2,214,070   $    1,995,057
                                      =============   ===============
----------------------------------------------------------------------
     LIABILITIES AND                       June 30,      September 30,
   SHAREOWNERS EQUITY                       1995             1994
----------------------------------------------------------------------

   CURRENT LIABILITIES:

    Accounts payable                     1,080,583           995,030
    Accrued liabilities                     79,709           111,043
    Customer credit balances                84,589            82,787
    Deferred income taxes                    1,300               945
    Current portion of long-
      term obligations                       1,187             1,307
                                         _________         _________
      Total current liabilities          1,247,368         1,191,112
                                         _________         _________

  LONG-TERM OBLIGATIONS:

    7-3/8% senior notes                   149,161            149,078
    5-5/8% senior notes                    99,968             99,926
    7-1/4% senior notes                    99,653                -
    Revolving bank loan payable            60,000             40,000
    7% convertible subordinated
       debentures                          20,914             20,934
    6-7/8% exchangeable subordinated
       debentures                          10,575             10,575
    Deferred income taxes                   3,704              3,903
    Other                                  15,047             17,678
                                          _______            _______
      Total long-term obligations         459,022            342,094
                                          _______            _______

  SHAREOWNERS' EQUITY:
    Capital Stock:
      Preferred-authorized 3,000,000
        shares, issued: none                 -                  -
      Class A Common-authorized 100,000,000
        shares; issued 44,155,517 shares
        at June 30, 1995 and 44,058,659
        shares at September 30, 1994      66,233               66,088
    Paid-in capital                      162,540              155,079
    Net unrealized loss on investments      (410)                 -
    Retained earnings                     367,377             378,867
                                          _______             _______
       Total                              595,740             600,034
    Less Treasury shares, at cost:
      4,361,914 shares at June 30,
      1995 and 6,844,057 shares at
      September 30, 1994                  88,060              138,183
                                         _______              _______
        Total shareowner's equity        507,680              461,851
                                         _______              _______


  TOTAL LIABILITIES AND
    SHAREOWNERS' EQUITY                $2,214,070           1,995,057
                                       ==========           =========

                    STATEMENTS OF CONSOLIDATED EARNINGS
                 FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                          JUNE 30, 1995 AND 1994
                   (in thousands except per share amounts)
                               (Unaudited)

                                   THIRD QUARTER               NINE MONTHS
                                  1995        1994          1995         1994
Net sales and other revenues  $ 2,157,361  $ 1,878,548   $ 6,225,440  $ 5,558,933
                              ___________  ___________   ___________  ___________
Costs and expenses:
  Cost of sales                 2,033,311    1,767,176     5,857,899    5,229,558
  Distribution, selling, general and
    administrative expenses        88,268       79,872       263,204      242,696
                                _________    _________     _________    _________
    Total costs and expenses    2,121,579    1,847,048     6,121,103    5,472,254
                                _________    _________     _________    _________
Operating earnings                 35,782       31,500       104,337       86,679
Net interest expense                6,688        5,020        21,082       16,393
                                _________    _________     _________    _________
Earnings before taxes on income    29,094       26,480        83,255       70,286
Taxes on income                    12,219       11,453        34,967       30,399
                                _________    _________     _________    __________
Net earnings                  $    16,875   $   15,027     $  48,288   $   39,887
                              ===========   ==========     =========   ===========
Earnings per common and
 common equivalent share      $       .42   $      .39     $    1.22   $     1.03
                              ===========   ==========     =========   ===========
Cash dividends per share:

  Class A Common Stock        $      .120   $     .114     $    .354   $     .324
                              ===========   ==========     =========   ==========
  Class B Common Stock        $        -    $      -       $       -   $    1.996
                              ===========   ==========     =========   ==========

See accompanying Notes to Consolidated Financial Statements.


                       BERGEN BRUNSWIG CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                          FOR THE NINE MONTHS ENDED
                          JUNE 30, 1995 AND 1994
                                (in thousands)
                                             1995                1994
Operating Activities                               (Unaudited)
Net earnings                          $     48,288        $     39,887
Adjustments to reconcile net
  earnings to net cash flows
  from operating activities:
  Provision for doubtful accounts            4,383               3,725
  Depreciation and amortization
    of property                             14,800              14,752
  Deferred compensation                        853               1,052
  Amortization of customer lists             1,312               1,312
  Amortization of excess of cost
    over net assets of acquired
    companies                                6,673               6,502
  Deferred income taxes                        417                 333
  Amortization of original issue
    discount on senior notes                   128                 126
  Amortization of deferred financing costs     674                 649
  (Gain) loss on dispositions of property     (154)                857
  Effects of changes on:
    Receivables                            (14,137)                  2
    Inventories                           (154,445)           (186,418)
    Prepaid expenses and other assets        1,193              (7,536)
    Accounts payable                        83,088              41,423
    Accrued liabilities                    (32,939)             (7,902)
    Customer credit balances                 1,802              13,371
    Income taxes receivable                    798               8,440
                                           ________            ________
        Net cash flows from
        operating activities               (37,266)            (69,425)
                                           ________            ________
Investing Activities
Investments                                 13,951              (1,332)
Property acquisitions                      (35,931)            (17,860)
Proceeds from dispositions of property       1,446               2,573
                                           ________            ________
    Net cash flows from
     investing activities                  (20,534)            (16,619)
                                           ________            ________
Financing Activities
Proceeds from issuance
   of senior notes                          99,650                -
Proceeds from revolving bank loan           20,000              40,000
Repayment of other obligations              (3,455)            (12,349)
Redemption of convertible
  subordinated debentures                      (20)               (505)
Redemption of exchangeable
  subordinated debentures                      -                  (330)
Shareowners' equity transactions:
  Exercise of stock options                  1,315                 180
  Cash dividends on Common Stock           (14,017)            (12,490)
                                           ________            ________
     Net cash flows from
       financing activities                103,473              14,506
                                           _______             ________
Net increase (decrease) in cash
  and cash equivalents                      45,673             (71,538)
Cash and cash equivalents at
  beginning of period                        5,264              85,762
                                           _______            ________
Cash and cash equivalents at
  end of period                       $     50,937        $     14,224
                                      ============        ============
Supplemental Cash Flow Disclosures

Cash paid during the period for:

  Interest                            $     16,486      $      13,226
  Income taxes                              33,805             22,269

See accompanying Notes to Consolidated Financial Statements.

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

      On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its investments as "available for sale" securities and has reported such investments at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Such unrealized losses at June 30, 1995 were $419,000, net of deferred income taxes of $267,000. Unrealized gains at June 30, 1995 were $9,000, net of deferred income taxes of $6,000. Realized gains and losses on investments are determined by the specific identification method and are included in earnings. Such realized gains and losses were $454,000 and $9,000, respectively, for the nine months ended June 30, 1995. Realized gains were $968,000 for the nine months of the prior year.

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

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (UNAUDITED)

B. On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-Fillauer Medical, Inc. ("Durr") and to be used for general working capital purposes of the Company. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings outstanding under the Credit Agreement were $60.0 million at June 30, 1995. The maximum outstanding borrowings under the Credit Agreement during the quarter ended June 30, 1995 were $255.0 million.

      On May 23, 1995, the Company publicly sold $100 million aggregate principal amount of 7 1/4 % Senior Notes due January 1, 2005 (the "Notes"). The Notes were issued pursuant to the $400 million shelf registration filed by the Company on December 1, 1992. On June 1, 1995, the Company received net proceeds of $99.0 million (after underwriting discount of $.6 million) from the Notes. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 1995. The Notes are not redeemable prior to maturity and are not entitled to any sinking fund. The carrying value of the Notes represents gross proceeds plus amortization of the original issue discount ratably over the life of the issue. The net proceeds were used to reduce the outstanding balance under the Credit Agreement.

C. On February 24, 1994 (the "Conversion Date"), in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock. All shares of Class B Common Stock were automatically canceled.

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

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    (UNAUDITED)

D. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period, the assumed conversion of the weighted average number of shares of Class B Common Stock outstanding through the Conversion Date (See Note
      C) and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock), after giving effect each period to the 5% stock dividend declared January 26, 1995. Earnings per share are based upon 40,049,920 shares and 38,916,047 shares for the third quarters ended June 30, 1995 and 1994, respectively, and 39,728,822 shares and 38,541,085 shares for the respective nine-month year-to-date periods.

E. On January 10, 1995, the Company completed the acquisition of Biddle & Crowther Company ("B&C"), a privately-held medical-surgical supply distributor headquartered in Seattle, Washington for 636,248 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $10.7 million, subject to adjustments after completion of an acquisition audit. This acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include B&C's results of operations and financial position after January 10, 1995.

      On August 2, 1995, the Company completed the acquisition of Colonial Healthcare Supply Co. ("Colonial"), a privately-held medical-surgical supply distributor headquartered in Lake Zurich, Illinois, for approximately $47.6 million in cash. The purchase price is subject to adjustment, principally after completion of an acquisition audit. This acquisition, which will be accounted for as a purchase, was financed from borrowings under the Credit Agreement.

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

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               (UNAUDITED)

      During fiscal 1994 and through June 30, 1995, 9 distribution facilities were closed and workforce reductions were made. Charges to the restructuring reserve have consisted primarily of asset write-offs, moving and severance costs, facility abandonments and lease settlements which, through June 30, 1995, have totaled approximately $21.0 million, including approximately $3.7 million of non-cash charges. Management anticipates that the remaining cash outflow should be substantially completed by the end of the fourth quarter of fiscal 1995.

G. During the quarter ended March 31, 1994, the Company recorded a pre-tax charge of $1.4 million ($0.8 million after tax) for the uninsured portion of an earthquake loss sustained by the Company's Valencia, California division on January 17, 1994.

H. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the third quarter and first nine months of fiscal 1995 are not necessarily indicative of results to be expected for the full year.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

For the quarter ended June 30, 1995, net sales and other revenues increased 15%, while operating earnings and pre-tax earnings increased 14% and 10%, respectively, from the quarter ended June 30, 1994. For the nine months ended June 30, 1995, net sales and other revenues increased 12%, while operating earnings and pre-tax earnings increased 20% and 18%, respectively, compared to the nine-month period ended June 30, 1994. Operating earnings and pre-tax earnings for the third quarter and first nine months of fiscal 1994 were impacted by a pre-tax charge of $1.4 million for the uninsured portion of an earthquake loss. See Note G of Notes to Consolidated Financial Statements.

All of the 15% increase in net sales and other revenues for the quarter, reflects internal growth within the Company's existing pharmaceutical business. Of the 12% increase in net sales and other revenues for the nine-month period, approximately 1% in the aggregate is attributable to the acquisitions of Southeastern Hospital Supply Corporation in April 1994 and Biddle & Crowther
Company in January 1995.   Approximately 11% of the net sales and other
revenues increase reflects internal growth within the Company's existing pharmaceutical business.

Earnings per share for the third quarter and first nine months of fiscal 1995 increased 8% and 18%, respectively, both on an increase of 3% in the average number of common and common equivalent shares outstanding. The earthquake-related charge in fiscal 1994 referred to above was equivalent to $.02 per share.

Cost of sales increased 15% and 12% from the third quarter and nine-month period of fiscal 1994, respectively, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues for the third quarter and first nine months of fiscal 1995, both decreased due to price competition, partially offset by increased opportunities for investment buying in the Company's pharmaceutical distribution business, and by a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business.


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

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution business during the remainder of the fiscal year ending September 30, 1995 because of continued price competition influenced by large buying groups. The Company expects that this pressure on margins may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reduction of distribution, selling, general and administrative expenses as a percentage of net sales and other revenues through improved operating efficiencies.

Distribution, selling, general and administrative expenses, including the earthquake-related charge in fiscal 1994, increased 11% and 8% over the prior year quarter and nine-month period, respectively, while net sales and other revenues increased 15% and 12% over the prior year quarter and nine-month period, respectively. These expenses decreased as a percent of net sales and other revenues from 4.3% in the third quarter of fiscal 1994 to 4.1% in the third quarter of fiscal 1995 and were 4.2% and 4.4% of net sales and other revenues in the current and prior year nine-month periods, respectively. Had the Company not recorded the above mentioned $1.4 million pre-tax earthquake-related charge in the second quarter of fiscal 1994, distribution, selling, general and administrative expenses would have been 4.3% of net sales and other revenues for the prior year nine-month period. The decreased distribution, selling, general and administrative expenses as a percentage of net sales and other revenues in the current year also reflect operating efficiencies resulting from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution branches into larger regional distribution centers.

Net interest expense increased from $5.0 million to $6.7 million for the third quarter, primarily due to interest on the new 7 1/4% Senior Notes and increased borrowings and higher interest rates under the Credit Agreement. Net interest expense increased from $16.4 million to $21.1 million for the nine-month period, primarily due to increased borrowings and higher interest rates under the Credit Agreement.

Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to change its accounting and reporting of investments. See Note A of Notes to Consolidated
Financial Statements.


Financial Condition

At June 30, 1995, capitalization consisted of 46% debt and 54% equity, as compared to 41% and 59%, respectively, at September 30, 1994. The increased debt percentage primarily reflects the new $100 million 7 1/4% Senior Notes and additional borrowings under the Credit Agreement, due primarily to increased investment in inventory. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings under the Credit Agreement were $60.0 million and $40.0 million at June 30, 1995 and September 30, 1994, respectively. Cash and cash equivalents of $50.9 million at June 30, 1995 increased from $5.3 million at September 30, 1994, principally reflecting the $100 million 7 1/4% Senior Notes and additional borrowings under the Credit Agreement, partially offset by inventory purchases, property acquisitions and other factors.

On May 23, 1995, the Company publicly sold $100 million aggregate principal amount of 7 1/4% Senior Notes due June 1, 2005 (the "Notes"). The Notes were issued pursuant to the $400 million shelf registration filed by the Company on December 1, 1992. On June 1, 1995, the net proceeds of $99.0 million from the sale of the Notes were used to reduce the outstanding balance under the Credit Agreement. See Note B of Notes to Consolidated Financial Statements.

On January 10, 1995, the Company completed the acquisition of Biddle & Crowther Company, a privately-held medical-surgical supply distributor headquartered in Seattle, Washington for 636,248 shares, previously held as Treasury shares, of the Company's Class A Common Stock valued at approximately $10.7 million, subject to adjustments after completion of an acquisition audit. This acquisition was accounted for as a purchase.

On August 2, 1995, the Company completed the acquisition of Colonial Healthcare Supply Co. ("Colonial"), a privately-held medical-surgical supply distributor headquartered in Lake Zurich, Illinois, for approximately $47.6 million in cash. The purchase price is subject to adjustment, principally after completion of an acquisition audit. This acquisition, which will be accounted for as a purchase, was financed from borrowings under the Credit Agreement.

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

Cash dividends on Class A Common Stock amounted to $14.0 million for the nine months ended June 30, 1995 and $12.3 million for the same period in the prior year, reflecting primarily a 20% increase in the quarterly dividend rate during the second quarter of fiscal 1994. Cash dividends on Class B Common Stock amounted to $.2 million for the nine months ended June 30, 1994.

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

Capital expenditures for the nine months ended June 30, 1995 were $35.9 million and relate principally to the expansion of the Company into new locations and additional investment in existing locations, the acquisition of automated warehouse equipment, and additional investment in data processing equipment.

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

During fiscal 1994 and through June 30, 1995, 9 distribution facilities were closed and workforce reductions were made. Charges to the restructuring reserve have consisted primarily of asset write-offs, moving and severance costs, facility abandonments and lease settlements which, through June 30, 1995, have totaled approximately $21.0 million, including approximately $3.7 million of non-cash charges. Management anticipates that the remaining cash outflow should be substantially completed by the end of the fourth quarter of fiscal 1995.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds potentially available under the existing shelf registration will be sufficient to meet its anticipated cash and capital needs.


                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In connection with the acquisition of Durr, and for the purpose of settling the expressed concern of the Attorneys General of the States of Alabama, Florida and Louisiana (collectively, the "Attorneys General") over the alleged potential lessening of competition in the wholesale distribution of pharmaceutical products, the Company and Durr entered into an agreement dated September 18, 1992, with the Attorneys General wherein the Company agreed that
(1) subject to certain exceptions, no then existing customer of either the Company or Durr in Alabama, Florida and Louisiana (the "Customers") will suffer a diminution of service levels until April 30, 1997, (2) except for price increases resulting from taxes, fees or governmental charges, neither the Company nor Durr will increase the markup percentage for the Customers in Alabama, Florida and Louisiana for a period of two years and from September 1994 through April 1997 will not increase such percentage in excess of the percentage increase in the Consumer Price Index; (3) Durr retain its distribution facilities in Montgomery and Mobile, Alabama; Lakeland, Florida; and Shreveport, Louisiana for a period of at least two years; (4) Durr maintain and enhance its AccuNet(R) system for a period of at least two years; and
(5) the Company reimburse the States of Alabama, Florida and Louisiana for their legal fees, costs and expenses incurred in the investigation of the acquisition of Durr by the Company.

Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of June 30, 1995, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collateralize the note and trade receivables.

In May 1992, Drug Barn requested additional financing which the Company denied to extend. In December 1992, Drug Barn commenced an action against the Company in the Santa Clara Superior Court (State of California) alleging breach of contract, misrepresentation and violations of certain California antitrust and unfair practices laws. Drug Barn seeks a variety of damage claims including compensatory, treble and punitive damages, an injunction against collection on the note, and declaratory judgment as to Drug Barn's rights under the alleged oral joint venture agreement with the Company. A trial is scheduled for September 11, 1995 on all claims other than Drug Barn's antitrust claims.

On April 20, 1993, the Company filed a complaint in the Orange County Superior Court (State of California), Case No. 709136 against Drug Barn and Milton Sloban and Barbara Sloban, as guarantors on the defaulted note and open trade receivables, alleging breach of contract and guaranty, and requesting judicial foreclosure of and the possession of collateral. These matters will be heard in the aforementioned September 11, 1995 trial.

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

In April 1994, this matter was transferred to the San Francisco Superior Court with the California state actions referenced in the next paragraph. A trial date on principally the contract-related actions is anticipated during late calendar 1995.

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

Between August 12, 1993 and November 29, 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C. 897 (MDL 997).
In March, 1994, plaintiffs in these 11 actions filed a consolidated amended class action complaint ("Federal Complaint") which amended and superseded all previously filed Federal complaints against the Company. The Federal
Complaint names the Company and 30 other pharmaceutical industry-related companies. The Federal Complaint alleges, on behalf of a nationwide class of retail pharmacies, that the Company conspired with other wholesalers and manufacturers to discriminatorily fix prices in violation of Section 1 of the Sherman Act. The Federal Complaint seeks injunctive relief and treble damages. In November, 1994, the Federal court certified the class defined in the Federal Complaint for the time period October 15, 1989 to the present. These lawsuits are more fully detailed in "Item 3 - Legal Proceedings" of
Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. On January 13, 1995, the Company was named along with 30 other pharmaceutical industry-related companies in a separate complaint filed in the U.S. District Court, Northern District of Illinois entitled Publix Supermarkets v. Abbott Laboratories, et al.,
Case No. 94C0246, alleging similar claims as in the Federal Complaint.
The Company was dropped as a defendant in this matter on February 23, 1995.

On March 9, 1995, the Company was named along with 30 other pharmaceutical industry-related companies in a separate complaint filed in the U.S. District Court, Eastern District of Arkansas entitled Lawrence Adams d/b/a
Mc Spadden Drug Store, et al. v. Abbott Laboratories, et al.,
Case No. LR-C-95-153, alleging similar claims as in the Federal complaint. The Company believes that this action will be consolidated into the Federal multidistrict action.

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

The Company is involved in various additional items of litigation. Although the amount of liability at June 30, 1995 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS


      11 Computation of earnings per share for the third quarter and nine months ended June 30, 1995 and 1994.

      27    Financial Data Schedule for the nine months ended June 30, 1995.


(b)   REPORTS ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 1995:


      (1) On April 25, 1995, a Current Report on Form 8-K, dated April 24, 1995, was filed, reporting under Items 5 and 7 additional financial information relative to the Company's 1994 fiscal year.

      (2) On May 23, 1995, a Current Report on Form 8-K, dated May 23, 1995, was filed, reporting under Item 7 (c) certain exhibits relating to the Company's public offering of its 7 1/4% Senior Notes due 2005.


                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    BERGEN BRUNSWIG CORPORATION




                                    By /s/ Robert E. Martini
                                           Robert E. Martini
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                    By /s/ Neil F. Dimick
                                           Neil F. Dimick
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Financial Officer)
August 11, 1995

                     BERGEN BRUNSWIG CORPORATION

                       INDEX TO EXHIBITS

EXHIBIT NO.                                                       PAGE NO.


    11
            Computation of earnings per share for the third            21
            quarter and nine months ended June 30, 1995 and 1994.

    27
            Financial Data Schedule for the nine months                22
            ended June 30, 1995.