Form 10-K
period 1995-09-30
BERGEN BRUNSWIG CORP
filed 1995-12-29
CIK 11454

EXHIBIT INDEX                                                   TOTAL NUMBER OF
FOUND ON PAGE 54.     SECURITIES AND EXCHANGE COMMISSION        PAGES INCLUDED
                            Washington, D.C. 20549              IN THIS ANNUAL
                                                                REPORT IS 106.
                                  FORM 10-K


 [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

 For the fiscal year ended September 30, 1995
                           ------------------

                                      OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

 For the transition period from _______________ to ________________

                       Commission file number 1-5110
                                              ------

                          BERGEN BRUNSWIG CORPORATION
 ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          New Jersey                                              22-1444512
 -------------------------------                            -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 4000 Metropolitan Drive, Orange, California                     92668-3510
 ------------------------------------------------           -------------------
 (Address of principal executive offices)                        (Zip Code)

 Registrant's telephone number, including area code            (714) 385-4000
                                                            -------------------
 Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                 which registered
 -----------------------------------                 ---------------------------
 Class A Common Stock                                New York Stock Exchange
 Par Value $1.50 per share

 6 7/8% Exchangeable Subordinated                    New York Stock Exchange
 Debentures due July 15, 2011

 $100,000,000 5 5/8% Senior Notes                    New York Stock Exchange
 due 1996

 $150,000,000 7 3/8% Senior Notes                    New York Stock Exchange
 due 2003

Securities registered pursuant to Section 12(g) of the Act:
7% Convertible Subordinated Debentures due March 1, 2006 - Durr-
Fillauer Medical, Inc.


                              (Cover page continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

At November 30, 1995, 39,863,197 shares of Class A Common Stock were
outstanding.   The aggregate market value of the voting Class A Common Stock held by nonaffiliates of the registrant on November 30, 1995 was $904,687,536.



                      Documents Incorporated by Reference
                      -----------------------------------

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement dated December 14, 1995 relating to the registrant's annual meeting of shareowners to be held January 25, 1996, as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part III.

Portions of the definitive proxy statement dated December 22, 1994 relating to the registrant's annual meeting of shareowners held January 26, 1995, as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part IV.

                              TABLE OF CONTENTS

                                    PART I
                                    ------
ITEM                                                                    PAGE
----                                                                    ----

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

4.   Submission of Matters to a Vote of Security Holders                I - 10

4A.  Executive Officers of the Registrant                               I - 10

                                    PART II
                                    -------

5.   Market for the Registrant's Common Equity and                      II - 1
          Related Stockholder Matters

6.   Selected Financial Data                                            II - 2

7.   Management's Discussion and Analysis of Financial                  II - 3
          Condition and Results of Operations

8.   Financial Statements and Supplementary Data                        II - 9

9.   Changes in and Disagreements with Accountants                      II - 31
          on Accounting and Financial Disclosure

                                   PART III
                                   --------

10.  Directors and Executive Officers of the Registrant                III - 1

11.  Executive Compensation                                            III - 1

12.  Security Ownership of Certain Beneficial Owners                   III - 1
          and Management

13.  Certain Relationships and Related Transactions                    III - 1

                                   PART IV
                                   -------

14.  Exhibits, Financial Statement Schedules and Reports                IV - 1
          on Form 8-K

     Signatures                                                         IV - 7

                                    PART I


ITEM 1.   BUSINESS

          A.   General Development of Business
               --------------------------------

               Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") are a diversified drug and health care distribution organization and, as such, the nation's largest supplier of pharmaceuticals to the managed care market and the second largest wholesaler to the retail pharmacy market. The Company is the only pharmaceutical distributor to provide both pharmaceuticals and medical-surgical supplies on a national basis.

               On August 2, 1995, the Company completed the acquisition of Colonial Healthcare Supply Co. ("Colonial"), a privately-held medical-surgical supply distributor headquartered in Lake Zurich, Illinois, for approximately $50.7 million in cash including expenses.

               On January 10, 1995 the Company completed the acquisition of Biddle & Crowther Company ("B&C"), a privately-held medical-surgical supply distributor headquartered in Seattle, Washington, for 643,604 shares of the Company's Class A Common Stock, previously held as Treasury shares, valued at approximately $10.8 million plus expenses.

               The Colonial and B&C acquisitions are more fully described in
Note 4 of Notes to Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

               On May 23, 1995, the Company sold $100 million aggregate principal amount of 7 1/4% Senior Notes due June 1, 2005 (the "7 1/4% Senior Notes"). On June 1, 1995, the Company received net proceeds of $99.0 million (after underwriting discount of $0.6 million) from the 7 1/4% Senior Notes. Interest on the 7 1/4% Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 1995. The net proceeds were used to reduce the outstanding balance under the Credit Agreement (as defined below). The 7 1/4% Senior Notes are more fully described in Note 2 of Notes to Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

               On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit for payment in connection with the acquisition of Durr-Fillauer Medical, Inc. and subsidiaries ("Durr") and to be used for general working capital purposes of the Company. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Outstanding borrowings averaged $158.1 million during the fiscal year ended September 30, 1995. The maximum outstanding borrowings under the Credit Agreement for the year ended September 30, 1995 were $305.0 million.

               On January 26, 1995, the Company declared a 5% stock dividend on the Company's Class A Common Stock which was paid on March 1, 1995 to shareowners of record on February 6, 1995. The dividend was charged to retained earnings in the amount of $44.2 million, which was based on the closing price of $23.375 per share of Class A Common Stock on the declaration date.

               On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities to be carried at fair value. The adoption of this Statement is more fully described in Note 1 of Notes to Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

               During fiscal 1995 and 1994, ten distribution facilities were closed and workforce reductions were made in connection with the restructuring plan approved by the Company in fiscal 1993 for its pharmaceutical distribution business. Charges to the restructuring reserve have consisted primarily of asset write-offs, moving and severance costs, facility abandonments and lease settlements which, through September 30, 1995, have totaled approximately $24.4 million, including approximately $5.4 million of non-cash charges. Management anticipates that the remaining cash outflow should be substantially completed by the end of the first quarter of fiscal 1996. This restructuring plan is more fully described in Note 10 of Notes to Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.


          B.   Narrative Description of Business
               ---------------------------------

               Bergen Brunswig Drug Company (the "Drug Company") is one of the largest national distributors of products sold by institutional (hospital) and retail pharmacies. The Drug Company distributes from 32 locations in 23 states a full line of products, including pharmaceuticals, proprietary medicines, cosmetics, toiletries, personal health products, sundries, and home healthcare supplies and equipment. These products are sold to a large number of hospital pharmacies, managed care facilities, health maintenance organizations ("HMO's"), independent retail pharmacies, pharmacy chains, supermarkets, food-drug combination stores and other retailers located in all 50 states, the District of

Columbia, Guam and Mexico. During fiscal 1995, no single customer or affiliated group of customers of the Company accounted for more than 10% of its net sales and other revenues. However, purchasing groups are expected to represent increasing percentages of total sales in the future. The Drug Company is required to carry significant amounts of inventory to meet the rapid delivery requirements of its customers.

               The Drug Company has been an innovator in the development and utilization of computer-based retailer order entry systems and of electronic data interchange ("EDI") systems including computer-to-computer ordering systems with suppliers. During fiscal 1995, substantially all of Drug Company's orders received from customers were received via electronic order entry systems. These systems, combined with daily delivery, improve customers' cash and inventory management and profitability by freeing them from the burden of maintaining large inventories. Although these systems require capital expenditures by the Company, benefits from these systems to the Drug Company are expected to be realized through increased productivity. The Drug Company is expanding its electronic interface with its suppliers and now electronically processes a substantial portion of its purchase orders, invoices and payments. The Drug Company has opened eight regional distribution centers ("RDCs") since fiscal 1986, replacing 19 older, smaller, less efficient facilities. RDCs help improve customer service levels because a wider product selection is more readily available. These facilities serviced 47% of the Drug Company sales volume in 1995. The newest RDC was opened in June 1995 in the Boston, Massachusetts area and, similar to the Richmond, Virginia facility (opened in November 1994) and Corona and Valencia, California facilities, exceeds 200,000 square feet.

               In July 1994, the Company introduced AccuSourceTM, a multimedia communication, product information, and electronic ordering system for pharmacies. AccuSource was developed jointly by the Drug Company and Apple Computer, Inc. and is the first link of its kind between supplier, wholesaler and retailer in the pharmaceutical distribution process. AccuSource simplifies the ordering process and gives retailers detailed information on thousands of products, services and special purchase opportunities, as well as prescription substitution alternatives and Medicaid coverage information. AccuSource's on-line feature provides retailers with a convenient method for ensuring product availability by giving immediate information on quantity levels at their Drug Company distribution center.

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

               Hospital and other institutional accounts are offered a wide variety of inventory management and information services by the Drug Company to better manage inventory investment and contain costs. AccuLineTM, introduced in June 1995, provides an on-line, real-time, hospital, pharmacy management system in a WindowsTM (a trademark of Microsoft( Corporation) environment and features local area network capability.

               Alternate Site Distributors ("ASD"), the Company's specialty wholesale division, supplies pharmaceuticals and oncology products to physician and clinic accounts. The Company created ASD during fiscal 1994 to respond to the explosive growth in the alternate site market business. As a major supplier to the alternate site market, ASD gives its customers quick access to a broad range of specialty, value-added products and services.

               In September 1995, the Company launched IntePlex(TM) Inc. ("IntePlex"), a subsidiary of the Company, to focus exclusively on the evolving integrated healthcare marketplace. The foundation of IntePlex involves the development of an electronic catalog for one-stop-shopping and a centralized database for tracking customers' purchasing information. IntePlex's offerings are expected to include logistics management, continuous replenishment, just-in-time delivery, and benefit plan compliance for both medical-surgical supplies and pharmaceuticals combined with delivery to all points in a network: hospitals, alternate site, physician offices and retail stores.

               Durr Medical Corporation, Southeastern Hospital Supply Corporation, Professional Medical Supply Co., B&C and Colonial (collectively, "Medical"), wholly-owned subsidiaries of the Company, distribute a variety of medical and surgical products to individual hospitals and alternate site health providers through 27 distribution centers located in 22 states in the midwestern, southeastern, southwestern and northwestern regions of the United States.

               Medical serves hospital customers and alternate site customers in 44 states and the District of Columbia. Alternate site customers include outpatient clinics, nursing homes, surgery centers, dialysis and oncology centers, emergency centers, laboratories and veterinary clinics. Medical's distribution centers range between 14,000 and 70,000 square feet and average 40,000 square feet. Medical employs approximately 1,300 people.

               1.   Competition
                    -----------

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


               2.   Employees
                    ---------

               As of November 30, 1995, the Company employed approximately 4,770 people. The Company considers its relationship with its employees and the unions representing certain of its employees to be satisfactory.


               3.   Other
                    -----

               While the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.

               Although the Company's computer service operations expend time and effort on the development and marketing of computer programs relating to the services for its subsidiaries, which are described in part elsewhere herein, the Company has not during the past three fiscal years expended any material amounts on research and development.


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

ITEM 3.   LEGAL PROCEEDINGS

          On July 7, 1992, two putative class action complaints were filed in the Delaware Court of Chancery against Durr and its directors: Steiner v. Adair, et al., C.A. No. 12634 and Goldwurm v. Adair, et al., C.A. No. 12635. These actions were consolidated on July 15, 1992. On July 17, 1992, another putative class action complaint was filed in the Delaware Court of Chancery against Durr and its directors: Trief v. Adair, et al., C.A. No. 12648. This action was consolidated with C.A. Nos. 12634 and 12635 on August 7, 1992. The named plaintiffs in the three complaints (the "Class Action Complaints") allegedly owned an undisclosed number of shares of Durr common stock. The plaintiffs sought certification of a class consisting of all public stockholders of Durr who held Durr stock at the time of the filing of the Class Action Complaints and who were not affiliated with any of the defendants. The Class Action Complaints alleged, among other things, that Durr's directors breached their fiduciary duties in entering into a June 2, 1992, Agreement and Plan of Reorganization which contemplated the merger of Durr's wholesale drug business with Cardinal Distribution, Inc. ("Cardinal") and the spin-off of Durr's remaining businesses into a newly formed entity (the "Cardinal Acquisition"). The Class Action Complaints sought a variety of relief, including an injunction requiring the Durr directors to consider competing offers, damages, attorneys fees and costs.

          In connection with the acquisition of Durr, and for the purpose of settling the expressed concern of the Attorneys General of the States of Alabama, Florida and Louisiana (collectively, the "Attorneys General") over the alleged potential lessening of competition in the wholesale distribution of pharmaceutical products, the Company and Durr entered into an agreement dated September 18, 1992, with the Attorneys General wherein the Company agreed that:
(1) subject to certain exceptions, no existing customer of either the Company or Durr in Alabama, Florida and Louisiana (the "Customers") will suffer a diminution of service levels until April 30, 1997; (2) except for price increases resulting from taxes, fees or governmental charges, neither the Company nor Durr will increase the markup percentage for the Customers in Alabama, Florida and Louisiana for a period of two years and from September 1994 through April 1997 will not increase such percentage in excess of the percentage increase in the Consumer Price Index; (3) Durr will maintain its distribution facilities in Montgomery and Mobile, Alabama; Lakeland, Florida; and Shreveport, Louisiana for a period of at least two years; (4) Durr will maintain and enhance its AccuNetR system for a period of at least two years; and (5) the Company will reimburse the States of Alabama, Florida and Louisiana for their legal fees, costs and expenses incurred in the investigation of the acquisition of Durr by the Company.

          Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of October 31, 1995, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collaterize the note and trade receivables.

          In May 1992, Drug Barn requested additional financing which the Company denied to extend. In December 1992, Drug Barn commenced an action against the Company in the Santa Clara Superior Court (State of California) alleging breach of contract, misrepresentation and violations of certain California antitrust and unfair practices laws. Drug Barn seeks a variety of damage claims including compensatory, treble and punitive damages, an injunction against collection on the note, and declaratory judgment as to Drug Barn's rights under an alleged oral joint venture agreement with the Company.

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

          In April 1994, this matter was transferred to the San Francisco County Superior Court with the California state actions referenced in the next paragraph. A trial date on principally the contract-related actions is anticipated during early calendar 1996.

          Between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in
California.    These lawsuits are more fully detailed in "Item 1 - Legal
Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a

Consolidated Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions.

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

          Between August 12, 1993 and November 29, 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C. 897 (MDL 997). On March 7, 1994, plaintiffs in these 11 actions filed a consolidated amended class action complaint ("Federal Complaint") which amended and superseded all previously Federal complaints against the Company. The Federal Complaint names the Company and 30 other pharmaceutical industry-related companies. The Federal Complaint alleges, on behalf of a nationwide class of retail pharmacies, that the Company conspired with other wholesalers and manufacturers to discriminatorily fix prices in violation of Section 1 of the Sherman Act. The Federal Complaint seeks injunctive relief and treble damages. On November 15, 1994, the Federal court certified the class defined in the Federal Complaint for the time period October 15, 1989 to the present. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. On January 13, 1995, the Company was named along with 30 other pharmaceutical industry-related companies in a separate complaint filed in the U.S. District Court, Northern District of Illinois entitled Publix Supermarkets
v. Abbott Laboratories, et al., Case No. 94C0246, alleging similar claims as in the Federal Complaint. The Company was dropped as a defendant in this matter on February 23, 1995.

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

          On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9,000,000 total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, as well as the cases which have been filed in various state courts. In December 1994, plaintiffs in the Federal action had moved to set aside the agreement, but plaintiffs' motion was denied on April 25, 1995. After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial position or results of operations.

          The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1995 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of shareowners during the three months ended September 30, 1995.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          Identification of Executive Officers.

          The executive officers of the Company are elected by, and serve at the pleasure of, the Board of Directors. Each executive officer holds office until the next annual election of officers held in December, January or February of each year. The current executive officers of the Company, and their respective principal occupations and employment during the last five years ended September 30, 1995, are listed alphabetically as follows:

          John Calasibetta, 90, Senior Vice President since 1974. Mr. Calasibetta is also a member of the Board of Directors.

          Neil F. Dimick, 46, Executive Vice President (since April 1992), Chief Financial Officer (since 1991); formerly Vice President, Finance (1991-1992); formerly Partner, Deloitte & Touche LLP (1984-1991), the Company's independent auditors. Mr. Dimick is also a member of the Board of Directors.

          Robert E. Martini, 63, Chairman of the Board (since April 1992) and Chief Executive Officer (since 1990); formerly President (1981-1992). Mr. Martini is also a member of the Board of Directors.

          John P. Naughton, 57, Vice President and Controller of Bergen Brunswig Drug Company since 1981.

          Donald R. Roden, 49, President and Chief Operating Officer (since October 1995); formerly a healthcare industry consultant (1993-1995); formerly Chief Executive, North America of Reed Elsevier Medical (publishing) (1989-1993). Mr. Roden is also a member of the Board of Directors.

          Milan A. Sawdei, 49, Secretary (since July 1992); Executive Vice President (since April 1992); Chief Legal Officer (since 1989); formerly Vice President and Assistant Secretary (1989-1992).

          Eric J. Schmitt, 45, Vice President, Finance and Treasurer (since February 1994); Vice President, Financial Planning (1989-1994).

          Denny W. Steele, 52, Executive Vice President, President IntePlex, Inc. (since September 1995); Executive Vice President, Chief Information Officer (1992-1995); formerly Vice President, Corporate Information Resources (1990-1992).

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

          On February 24, 1994, in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Common Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock. All shares of Class B Common Stock were subsequently cancelled.

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

Item 6.   SELECTED FINANCIAL DATA (unaudited)


Dollars in thousands, except for per share amounts
=================================================================================================================
                                                 September 30,                         August 31,
                                           ---------------------------  -----------------------------------------
Years Ended:                                  1995          1994(c)        1993           1992          1991
=================================================================================================================
Net sales and other revenues               $8,447,607    $7,483,801     $6,823,552     $5,048,309    $4,295,397

Earnings from continuing operations            63,942        56,120(d)      28,607(e)      53,012        58,061

Earnings per share from continuing
  operations (fully diluted) (a)                 1.61          1.45(d)        0.75(e)        1.29          1.25

Cash dividends per share (a):
  Class A Common                                0.474         0.438          0.381          0.381         0.324
  Class B Common                                    -         1.996          3.630          3.630         3.085

Pre-tax margin (b)                               1.30%         1.31%(d)       0.71%(e)       1.65%         2.09%

At Years Ended:
=================================================================================================================

Total assets                               $2,405,530    $1,995,057     $1,772,337     $1,412,177    $1,197,161

Long-term obligations                         557,771       342,094        309,781        245,586       240,218

Shareowners' equity                           519,349       461,851        417,800        395,262       455,234

Return on average shareowners' equity (b)       13.03%        12.76%(d)       7.04%(e)      12.47%        12.89%

=================================================================================================================

(a) Gives effect to the 5% stock dividend declared January 26, 1995.

(b) From continuing operations.

(c) Reflects change in year-end from August 31 to September 30.

(d) Includes gain recognized from sale of investment securities of $2.9 million, net of income tax of $2.2 million and provision for an earthquake-related charge of $0.8 million, net of income tax benefit of $0.6 million.

(e) Includes provision for restructuring charge of $20.8 million, net of income tax benefit of $12.2 million.



                                                 II - 2

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


          Results of Operations 1995 Compared with 1994.

          Net sales and other revenues in fiscal 1995 were 13% higher than 1994 while operating earnings and pre-tax earnings showed increases of 21% and 12%, respectively. Major influences which impacted pre-tax earnings for 1994 were a charge of $1.4 million for the uninsured portion of an earthquake loss incurred in the second quarter of fiscal 1994 and a gain recognized from the sale of investment securities of $5.1 million in the third and fourth quarters of fiscal 1994, equivalent in the aggregate to a net $0.06 per share. See Note 10 of Notes to Consolidated Financial Statements.

          Of the 13% increase in net sales and other revenues, approximately 1% in the aggregate is attributable to the acquisitions of Colonial Healthcare Supply Co. ("Colonial") in August 1995 and Southeastern Hospital Supply Corporation ("Southeastern") in April 1994. Approximately 12% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical distribution business.

          Earnings per share before extraordinary loss increased 11% compared to 1994. The average number of common and common equivalent shares outstanding increased 3% for the earnings per share computation.

          Cost of sales increased 13% compared to 1994 due mainly to the Company's increased sales levels. The overall gross margin as a percentage of net sales and other revenues decreased due to continued price competition, partially offset by increased opportunities for investment buying in the Company's pharmaceutical distribution business, and by a higher mix of sales from the Company's higher gross margin medical-surgical distribution business. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or lack thereof, does influence the profitability of the Company.

          Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution business during fiscal year 1996 because of continued price competition influenced by large buying groups. The Company expects that these pressures on operating margin may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reductions in distribution, selling, general and administrative expenses ("DSG&A") as a percentage of net sales and other revenues through improved operating efficiencies.

          DSG&A increased 10% over 1994, while net sales and other revenues increased 13% over the prior year. These expenses decreased as a percentage of net sales and other revenues from 4.4% in fiscal 1994 to 4.3% in fiscal 1995. The decreased DSG&A as a percentage of net sales and other revenues in the current year reflects operating efficiencies achieved from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution divisions into larger regional distribution centers, partially offset by increased DSG&A in the Company's medical-surgical supply distribution business.

          Net interest expense, excluding the aforementioned unusual investment gain in 1994, increased from $23.0 million in 1994 to $30.5 million in 1995, primarily due to increased borrowings and higher interest rates under the Credit Agreement and interest on the new $100 million 7 1/4% Senior Notes due June 1, 2005 ("7 1/4% Senior Notes") which were issued June 1, 1995.

          The effective tax rate in 1995 decreased to 41.60% from 42.80% in 1994 reflecting the higher earnings in 1995 and, therefore, minimizing the impact of non-deductible expenses.

          Inflation has not been a significant factor in either year. The Company uses the LIFO method of accounting for inventory which reduces the effects of inflation by reporting the cost of products sold at approximate current cost.


          Results of Operations 1994 Compared with 1993.

          Effective October 1, 1993, the Company changed its fiscal year from a twelve-month period ending August 31, to a twelve-month period ending September
30. The discussion which follows compares the results of operations for the 1994 fiscal year (October 1, 1993 to September 30, 1994) to those for the fiscal year ended August 31, 1993.

          Net sales and other revenues in fiscal 1994 were 10% higher than 1993 while operating earnings and pre-tax earnings showed increases of 63% and 103%, respectively. Major influences which impacted pre-tax earnings for 1994 were a charge of $1.4 million for the uninsured portion of an earthquake loss incurred in the second quarter of fiscal 1994 and a gain recognized from the sale of investment securities of $5.1 million in the third and fourth quarters of fiscal 1994. See Note 10 of Notes to Consolidated Financial Statements. Major influences which impacted operating earnings and pre-tax earnings for 1993 were the unusual provisions totaling $35.5 million for the restructuring plan announced in September 1993 and the costs associated with the termination of the bid for Office Commercial Pharmaceutique recorded in the fourth quarter of fiscal 1993.

          Of the 10% increase in net sales and other revenues, approximately 1% in the aggregate is attributable to the acquisitions of Southeastern in April 1994, Dr. T.C. Smith Company ("T.C. Smith") in November 1992 and Healthcare Distributors of Indiana, Inc. ("HDI") in January 1993. Approximately 9% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical distribution business.

          Earnings per share before extraordinary loss increased 93% compared to 1993. The average number of common and common equivalent shares outstanding increased 1% for the earnings per share computation. The uninsured earthquake-related charge and investment gain for 1994 referred to above were equivalent in the aggregate to a net $0.06 per share. The unusual charge and costs referred to above for 1993 were equivalent to $0.56 per share. See Note 10 of Notes to Consolidated Financial Statements.

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

          DSG&A, including the earthquake-related charge in 1994 and the unusual charges in 1993, decreased 9% over 1993, while net sales and other revenues increased 10% over the prior year. These expenses decreased as a percentage of net sales and other revenues from 5.3% in fiscal 1993 to 4.4% in fiscal 1994. The decrease in 1994 reflects operating efficiencies achieved from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution divisions into larger regional distribution centers.

          Net interest expense, excluding the aforementioned unusual investment gain, increased from $22.7 million in 1993 to $23.0 million in 1994, primarily due to a lower cash investment base in 1994, partially offset by decreased interest on borrowings under the Credit Agreement.

          The extraordinary after-tax loss for fiscal 1993 of $2.6 million (net of the related income tax benefit of $1.8 million) was recorded in connection with the redemption of the Liquid Yield OptionTM Notes due 2004 as reported in
Note 2 of Notes to Consolidated Financial Statements.

          The effective tax rate in 1994 increased to 42.80% from 40.72% in fiscal 1993 reflecting, primarily, higher non-deductible goodwill amortization and lower non-taxable investment income in fiscal 1994.



          Liquidity and Capital Resources

          At September 30, 1995, capitalization consisted of 51% debt and 49% equity, as compared to 41% and 59%, respectively, at September 30, 1994. The increased debt percentage primarily reflects the new 7 1/4% Senior Notes and additional borrowings under the Credit Agreement, due primarily to increased investment in inventory. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings under the Credit Agreement were $159.0 million and $40.0 million at September 30, 1995 and 1994, respectively. Cash and cash equivalents of $64.4 million at September 30, 1995 increased from $5.3 million at September 30, 1994, principally reflecting the 7 1/4% Senior Notes and additional borrowings under the Credit Agreement, partially offset by inventory purchases, property acquisitions and other factors.

          On May 23, 1995, the Company sold $100 million aggregate principal amount of 7 1/4% Senior Notes due June 1, 2005. The 7 1/4% Senior Notes were issued pursuant to the $400 million shelf registration filed by the Company on December 1, 1992. On June 1, 1995, the net proceeds of $99.0 million from the sale of the 7 1/4% Senior Notes were used to reduce the outstanding balance under the Credit Agreement. See Note 2 of Notes to Consolidated Financial Statements.

          On January 10, 1995, the Company acquired Biddle & Crowther Company, a privately-held medical-surgical supply distributor for 643,604 shares of the Company's Class A Common Stock, previously held as Treasury shares, valued at approximately $10.8 million and the assumption of certain liabilities. See Note 4 of Notes to Consolidated Financial Statements.

          On August 2, 1995, the Company acquired Colonial, a privately-held medical-surgical supply distributor for approximately $50.7 million in cash and the assumption of certain liabilities. This acquisition was financed from borrowings under the Credit Agreement. See Note 4 of Notes to Consolidated Financial Statements.

          On January 26, 1995, the Company declared a 5% stock dividend on the Company's Class A Common Stock which was paid on March 1, 1995 to shareowners of record on February 6, 1995. The dividend was charged to retained earnings in the amount of $44.2 million, which was based on the closing price of $23.375 per share of Class A Common Stock on the declaration date.

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

          Dividends on Class A and Class B Common Stock amounted to $18.8 million in 1995 compared to $17.0 million in 1994, and $14.5 million in 1993, reflecting, primarily, a 20% increase in the quarterly dividend rate on both the Class A and Class B Common Stock during the second quarter of fiscal 1994.
While the Company has no policy with regard to the payment of dividends, during the three-year period ended September 30, 1995, dividends have averaged 34% of earnings before extraordinary loss.

          Capital expenditures for 1995 were $41.1 million and related principally to the expansion of the Company into new locations, the expansion of existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment.

          On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities to be carried at fair value. See Note 1 of Notes to Consolidated Financial Statements.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than the fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions entered into after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

          Pursuant to the new standard, companies are encouraged but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net earnings and, if presented, earnings per share as if the Company had applied the new method of accounting.

          The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net earnings and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's consolidated cash flows.

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

          During fiscal 1995 and 1994, ten distribution facilities were closed and workforce reductions were made to existing operations. Charges to the restructuring reserve have consisted primarily of asset write-offs, moving and severance costs, facility abandonments and lease settlements which, through September 30, 1995, have totaled approximately $24.4 million, including approximately $5.4 million of non-cash charges. Management anticipates that the remaining cash outflow should be substantially completed by the end of the first quarter of fiscal 1996.

          The Company's working capital increased from $254.3 million at September 30, 1994 to $515.5 million at September 30, 1995 and represented 21% of total assets at September 30, 1995. The Company's current ratio was 1.39 at September 30, 1995, compared to 1.21 at September 30, 1994. Trade receivables outstanding were 18 days for 1995 and 19 days for 1994. The inventory turnover rate on a FIFO basis was 6.9 times for both 1995 and 1994.

          The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds potentially available under the exiting shelf registration will be sufficient to meet anticipated cash and capital needs.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          a.     Supplementary Data

SELECTED QUARTERLY RESULTS (unaudited)

Dollars in thousands, except for per share amounts
==================================================================================================================================
                                                     First           Second           Third            Fourth            Fiscal
Year Ended September 30, 1995                       Quarter          Quarter          Quarter          Quarter            Year
==================================================================================================================================
Net sales and other revenues                       $1,983,863       $2,084,216       $2,157,361       $2,222,167       $8,447,607
Gross margin                                          115,943          127,548          124,050          135,670          503,211
Net earnings                                           13,549           17,864           16,875           15,654           63,942

Earnings per share (a)                                   0.35             0.45             0.42             0.39             1.61
Cash dividends per Class A Common share (a)             0.114            0.120            0.120            0.120            0.474

Market prices per Class A Common share (a)     $19 7/8-13 5/8   $29 1/8-19 1/8       $27 3/4-21   $24 3/8-19 1/4   $29 1/8-13 5/8

Year Ended September 30, 1994
==================================================================================================================================

Net sales and other revenues                       $1,834,936       $1,845,449       $1,878,548       $1,924,868       $7,483,801
Gross margin                                          104,419          113,584          111,372          118,177          447,552
Net earnings                                           10,331           14,529(b)        15,027(c)        16,233(c)        56,120

Earnings per share (a)                                   0.27             0.38(b)          0.39(c)          0.41(c)          1.45
Cash dividends per share (a):
  Class A Common                                        0.096            0.114            0.114            0.114            0.438
  Class B Common                                        0.907            1.089                -                -            1.996

Market prices per Class A Common share (a)     $17 3/4-13 5/8   $18 7/8-15 1/8   $17 3/8-13 7/8      $16 -13 1/8   $18 7/8-13 1/8
==================================================================================================================================

(a) Gives effect to the 5% stock dividend declared January 26, 1995.

(b) Includes provision for an earthquake-related charge of $0.8 million, net of income tax benefit of $0.6 million, or
    $.02 per share.

(c) Includes gain recognized from sale of investment securities of $0.5 million (net of income tax of $0.5 million), or $.02 per share, and $2.4 million (net of income tax of $1.7 million), or $.06 per share for the third quarter and fourth quarter, respectively.

    Bergen Brunswig Corporation Class A Common Stock is listed on the New York Stock Exchange.  There were approximately
    2,800 Class A Common Stock shareowners of record on September 30, 1995.

          b.     Financial Statements

STATEMENTS OF CONSOLIDATED EARNINGS AND RETAINED EARNINGS

=================================================================================================================
                                                                    Years Ended
                                                                    September 30,       Month Ended   Year Ended
                                                              -----------------------  September 30,  August 31,
Dollars in thousands, except for per share amounts               1995         1994         1993         1993
=================================================================================================================
CONSOLIDATED EARNINGS

Net sales and other revenues                                  $8,447,607   $7,483,801     $598,147   $6,823,552
                                                              --------------------------------------------------
Costs and expenses:
  Cost of sales                                                7,944,396    7,036,249      566,796    6,388,744
  Distribution, selling, general and administrative expenses     363,179      331,530       27,175      330,825
  Restructuring charge                                                 -            -            -       33,000
                                                              --------------------------------------------------
    Total costs and expenses                                   8,307,575    7,367,779      593,971    6,752,569
                                                              --------------------------------------------------
Operating earnings                                               140,032      116,022        4,176       70,983
Net interest expense                                              30,542       17,910        1,541       22,723
                                                              --------------------------------------------------
Earnings before taxes on income                                  109,490       98,112        2,635       48,260
Taxes on income                                                   45,548       41,992        1,140       19,653
                                                              --------------------------------------------------
Earnings before cumulative effect of a change
  in accounting principle                                         63,942       56,120        1,495       28,607
Cumulative effect on prior years (as of September 1, 1993)
  of a change in method of accounting for income taxes                 -            -       (8,713)           -
                                                              --------------------------------------------------
Earnings (loss) before extraordinary loss                         63,942       56,120       (7,218)      28,607
Extraordinary loss from early extinguishment of debt,
  net of income tax benefit of $1,786                                  -            -            -       (2,570)
                                                              --------------------------------------------------
Net earnings (loss)                                           $   63,942   $   56,120     $ (7,218)  $   26,037
                                                              ==================================================

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings before cummulative effect of accounting change       $     1.61   $     1.45     $   0.04   $     0.75
Cumulative effect of accounting change                                 -            -        (0.23)           -
                                                              --------------------------------------------------
Earnings (loss) before extraordinary loss                           1.61         1.45        (0.19)        0.75
Extraordinary loss                                                     -            -            -        (0.07)
                                                              --------------------------------------------------
  Net earnings (loss)                                         $     1.61   $     1.45     $  (0.19)  $     0.68
                                                              ==================================================

CONSOLIDATED RETAINED EARNINGS

Balance at beginning of period                                $  378,867   $  342,166     $349,384   $  337,857
Net earnings (loss)                                               63,942       56,120       (7,218)      26,037
5% stock dividend on Class A Common Stock                        (44,207)           -            -            -
Excess cost of Treasury shares issued for acquisitions            (1,579)      (2,457)           -            -
Cash dividends on Class A Common Stock ($0.474 in 1995,
  $0.438 in 1994 and $0.381 in 1993 per share)                   (18,794)     (16,751)           -      (14,127)
Cash dividends on Class B Common Stock ($1.996 in 1994
  and $3.630 in 1993 per share)                                        -         (211)           -         (383)
                                                              --------------------------------------------------
Balance at end of period                                      $  378,229   $  378,867     $342,166   $  349,384
                                                              ==================================================
=================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                     II - 10


CONSOLIDATED BALANCE SHEETS

Dollars in thousands

==========================================================================================

September 30,                                                       1995           1994
==========================================================================================
ASSETS

Current assets:
  Cash and cash equivalents                                      $   64,400    $    5,264
  Accounts and notes receivable, less allowance for
    doubtful receivables: 1995, $21,364 ; 1994, $18,423             603,830       523,202
  Inventories                                                     1,158,465       904,809
  Income taxes receivable                                             4,801         1,788
  Prepaid expenses                                                   12,389        10,305
                                                                 -------------------------
      Total current assets                                        1,843,885     1,445,368
                                                                 -------------------------
Property - at cost:
  Land                                                               12,443        10,923
  Buildings and leasehold improvements                               81,729        77,107
  Equipment and fixtures                                            144,562       127,037
                                                                 -------------------------
    Total property                                                  238,734       215,067
  Less accumulated depreciation and amortization                     85,675        78,725
                                                                 -------------------------
      Property - net                                                153,059       136,342
                                                                 -------------------------
Other assets:
  Excess of cost over net assets of acquired companies              341,125       322,374
  Other investments                                                   3,799        22,063
  Noncurrent receivables                                              7,706         9,384
  Deferred charges and other assets                                  55,956        59,526
                                                                 -------------------------
      Total other assets                                            408,586       413,347
                                                                 -------------------------
      Total assets                                               $2,405,530    $1,995,057
                                                                 =========================
==========================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                                 II - 11


CONSOLIDATED BALANCE SHEETS

Dollars in thousands

==========================================================================================

September 30,                                                       1995           1994
==========================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                               $1,140,466    $  995,030
  Accrued liabilities                                                84,500       111,043
  Customer credit balances                                           94,766        82,787
  Deferred income taxes                                               7,353           945
  Current portion of long-term obligations                            1,325         1,307
                                                                 -------------------------
      Total current liabilities                                   1,328,410     1,191,112
                                                                 -------------------------
Long-term obligations:
  7 3/8% senior notes                                               149,189       149,078
  5 5/8% senior notes                                                99,983        99,926
  7 1/4% senior notes                                                99,662             -
  Revolving bank loan payable                                       159,000        40,000
  7% convertible subordinated debentures                             20,914        20,934
  6 7/8% Exchangeable subordinated debentures                        10,575        10,575
  Deferred income taxes                                               2,719         3,903
  Other                                                              15,729        17,678
                                                                 -------------------------
    Total long-term obligations                                     557,771       342,094
                                                                 -------------------------
Shareowners' equity:
  Capital stock:
    Preferred - Authorized 3,000,000 shares; issued: none                 -             -
    Class A Common - Authorized 100,000,000 shares;
      issued: 1995, 44,183,074 shares; 1994, 44,058,659 shares       66,275        66,088
  Paid-in capital                                                   163,075       155,079
  Net unrealized loss on investments, net of income tax of $121        (319)            -
  Retained earnings                                                 378,229       378,867
                                                                 -------------------------
      Total                                                         607,260       600,034
  Less Treasury shares, at cost: 1995, 4,354,558 shares;
    1994, 6,844,057 shares                                           87,911       138,183
                                                                 -------------------------
      Total shareowners' equity                                     519,349       461,851
                                                                 -------------------------
      Total liabilities and shareowners' equity                  $2,405,530    $1,995,057
                                                                 =========================
==========================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                 II - 12


STATEMENTS OF CONSOLIDATED CASH FLOWS


==============================================================================================================================
                                                                               Years Ended
                                                                               September 30,        Month Ended    Year Ended
                                                                           ----------------------   September 30,  August 31,
Dollars in thousands                                                       1995         1994          1993          1993
==============================================================================================================================
OPERATING ACTIVITIES
--------------------
Net earnings (loss) including cumulative effect of accounting change in the month ended September 30, 1993 and
   extraordinary loss in the year ended August 31, 1993                    $  63,942    $  56,120    $  (7,218)    $  26,037
Adjustments to reconcile net earnings (loss) including cumulative effect of accounting change in the month ended September
  30, 1993 and extraordinary loss in the year ended August
  31, 1993, to net cash flows from operating activities:
    Provision for doubtful accounts                                            5,810        7,060          270         5,213
    Depreciation and amortization of property                                 21,474       19,065        1,589        17,752
    Deferred compensation                                                      1,394          949          104         1,350
    Amortization of customer lists                                             1,749        1,749          146         1,749
    Amortization of excess of cost over net assets of acquired companies       9,003        8,696          692         8,575
    Deferred income taxes                                                      3,178       (3,545)          40       (15,364)
    Amortization of original issue discount on senior notes                      180          168           14           102
    Amortization of deferred financing costs                                     915          926           73           846
    Loss (gain) on dispositions of property                                    1,570       (1,229)          (7)           85
    Interest accretion on convertible zero coupon-subordinated notes               -            -            -         6,304
    Cumulative effect of a change in accounting principle                          -            -        8,713             -
    Effects of changes, net of acquisitions:
      Receivables                                                            (74,683)     (49,625)     (16,105)      (37,832)
      Inventories                                                           (225,555)    (241,585)      31,060        70,133
      Prepaid expenses and other assets                                          410       (1,234)       4,233         9,363
      Accounts payable                                                       129,553      109,890         (735)       72,558
      Accrued liabilities                                                    (31,223)       9,736        5,341        (2,854)
      Customer credit balances                                                11,979       12,542       (1,747)       15,022
      Income taxes payable                                                    (2,514)       5,509          628        (9,407)
                                                                           -------------------------------------------------
        Net cash flows from operating activities                             (82,818)     (64,808)      27,091       169,632
                                                                           -------------------------------------------------

INVESTING ACTIVITIES
--------------------
Sale (purchase) of other investments                                          17,824       (1,769)        (337)       (1,303)
Proceeds from sale of notes receivable with recourse                          13,791       14,831            -         4,097
Property acquisitions                                                        (41,078)     (24,876)      (2,149)      (33,934)
Proceeds from dispositions of property                                         7,228        2,204           43           652
Acquisition of businesses, less cash acquired                                (50,983)      (2,701)           -      (343,127)
Proceeds from sale of business                                                     -            -            -         9,034
Sale of discontinued operations                                                    -            -            -        (4,880)
                                                                           -------------------------------------------------
        Net cash flows from investing activities                             (53,218)     (12,311)      (2,443)     (369,461)
                                                                           -------------------------------------------------

FINANCING ACTIVITIES
--------------------
Proceeds from revolving bank loan                                            119,000       30,000       10,000             -
Proceeds from issuance of senior notes                                        99,650            -            -       246,536
Repayment of other obligations                                                (6,556)     (14,370)        (201)      (24,992)
Redemption of convertible subordinated debentures                                (20)      (2,212)           -       (45,854)
Redemption of exchangeable subordinated debentures                                 -         (330)           -             -
Early extinguishment of convertible zero coupon-subordinated notes                 -            -            -      (215,952)
Shareowners' equity transactions:
  Exercise of stock options                                                    1,892          495            -         1,956
  Cash dividends on Common Stock                                             (18,794)     (16,962)      (3,645)      (14,444)
                                                                           -------------------------------------------------
        Net cash flows from financing activities                             195,172       (3,379)       6,154       (52,750)
                                                                           -------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          59,136      (80,498)      30,802      (252,579)
Cash and cash equivalents at beginning of period                               5,264       85,762       54,960       307,539
                                                                           -------------------------------------------------
Cash and cash equivalents at end of period                                 $  64,400    $   5,264    $  85,762     $  54,960
                                                                           =================================================
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                            II - 13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 1995 and 1994 and August 31, 1993


1.   Summary of Significant Accounting Policies

     The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances.

     The Company records revenues when product is shipped or services are provided to its customers. Net sales and other revenues include service fees of $5.4 million, $4.4 million and $2.9 million for the years ended September 30, 1995 and 1994 and August 31, 1993, respectively, related to bulk shipments of pharmaceuticals.

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Other investments include primarily debt instruments, primarily variable rate demand notes having maturities of more than one year.

     On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities to be carried at fair value. Accordingly, the Company has classified its investments as "available for sale" securities and has reported such investments at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Realized gains and losses on investments are determined by the specific identification method and are included in earnings. Such unrealized gains and losses at September 30, 1995 and realized gains and losses for the year then ended were not material.

     Inventories are valued at the lower of cost or market, determined on the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at September 30, 1995, by $147.0 million and at September 30, 1994, by $150.4 million.

     Depreciation and amortization of property are computed principally on a straight-line basis over estimated useful lives. Generally, the estimated useful lives are 15 to 40 years for buildings and leasehold improvements, and 3 to 10 years for equipment and fixtures.

     The excess of cost over net assets of acquired companies (net of accumulated amortization of $38.0 million at September 30, 1995; $29.0 million at September 30, 1994) is amortized on a straight-line basis principally over 40 years. Customer lists, included in deferred charges and other assets, ($10.5 million at September 30, 1995, net of accumulated amortization of $15.7 million; $12.3 million at September 30, 1994, net of accumulated amortization of $14.0 million) are amortized on a straight-line basis over 15 years. At each balance sheet date, management reviews tangible and intangible assets for possible impairment based on several criteria, including, but not limited to sales trends, undiscounted operating cash flows and other operating factors.

     Noncurrent receivables include notes receivable from employees and officers due at the Company's discretion in the amount of $3.2 million and $3.8 million at September 30, 1995 and 1994, respectively.

     Effective October 1, 1993, the Company changed its fiscal year from a twelve-month period ending August 31 to a twelve-month period ending September
30. The Statements of Consolidated Earnings and Retained Earnings and Cash Flows are presented for the twelve months ended September 30, 1995 and 1994, for the one month ended September 30, 1993 and for the twelve-month period ended August 31, 1993.

     Certain other reclassifications have been made in the consolidated financial statements and notes to conform to 1995 presentations.



2.   Borrowing Arrangements

     On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-Fillauer Medical, Inc. and subsidiaries ("Durr") and to be used for general working capital purposes of the Company. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings outstanding under the Credit Agreement were $159.0 million at September 30, 1995. The maximum outstanding borrowings under the Credit Agreement for the year ended September 30, 1995 were $305.0 million.

     On May 23, 1995, the Company sold $100 million aggregate principal amount of 7 1/4% Senior Notes due June 1, 2005 (the "7 1/4% Senior Notes"). On June 1, 1995, the Company received net proceeds of $99.0 million (after underwriting discount of $0.6 million) from the 7 1/4% Senior Notes. Interest on the 7 1/4% Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 1995. The net proceeds were used to reduce the outstanding balance under the Credit Agreement. On January 14, 1993, the Company sold $100 million aggregate principal amount of 5 5/8% Senior Notes due January 15, 1996 and $150 million aggregate principal amount of 7 3/8% Senior Notes due January 15, 2003 (collectively the "Senior Notes"). The Company has the ability and intent to refinance the 5 5/8% Senior Notes under the existing Credit Agreement and with funds potentially available under the existing shelf registration. Interest on the Senior Notes is payable semi-annually on January 15 and July 15 of each year, beginning July 15, 1993. The 7 1/4% Senior Notes and Senior Notes were issued pursuant to the $400 million shelf registration filed by the Company in December 1992 and are not redeemable prior to maturity and are not entitled to any sinking fund. The carrying value of the 7 1/4% Senior Notes and Senior Notes represents gross proceeds plus amortization of the original issue discount ratably over the life of each issue.

     In connection with the acquisition of Durr in September 1992, the Company assumed $69.0 million of Durr's 7% Convertible Subordinated Debentures due March 1, 2006 (the "7% Debentures"). The acquisition of Durr by the Company resulted in each holder receiving the right, at such holder's option, to require Durr to redeem, on November 22, 1992, all or any portion of such holder's 7% Debentures for cash equal to the principal amount plus all accrued interest to that date. As a result, the Company redeemed $45.6 million aggregate principal amount on November 23, 1992. Since that date an additional $2.5 million aggregate principal amount has been redeemed. The remaining unredeemed 7% Debentures receive interest on March 1 and September 1 of each year.

     On February 10, 1993, the Company redeemed for cash $471.4 million of the outstanding principal amount of its Liquid Yield OptionTM Notes ("LYONs") due 2004 at a redemption price of $458.08 per $1,000 principal amount at maturity (representing the issue price plus accrued original issue discount to February 10, 1993). The balance of $0.1 million principal amount was converted into 1,169 shares of the Company's Class A Common Stock. The redemption resulted in an extraordinary after-tax loss of $2.6 million, net of related income tax benefit of $1.8 million.

     In July 1986, the Company issued $43.0 million of 6 7/8% Exchangeable Subordinated Debentures due July 2011 (the "Debentures") and during March 1990, $32.1 million principal amount of the Debentures was tendered and purchased pursuant to an offer from the Company. Since that date an additional $0.3 million aggregate principal amount has been redeemed.

     Cash paid for interest, net of amounts capitalized ($0.5 million in 1994 and $0.3 million in 1993), was $28.4 million, $24.1 million and $19.4 million in 1995, 1994, and 1993, respectively.

     Scheduled future principal payments of long-term obligations, excluding deferred income taxes, for the next five fiscal years are $1.3 million in 1996, $260.2 million in 1997, $1.2 million in 1998, $1.1 million in 1999 and $1.0 million in 2000.

3.   Capital Stock, Paid-in Capital and Stock Options

     The authorized capital stock of the Company consists of 100,000,000 shares of Class A Common Stock, par value $1.50 per share (the "Common Stock"); and 3,000,000 shares of Preferred Stock without nominal or par value (the "Preferred Stock").

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

     On February 24, 1994 (the "Conversion Date"), in accordance with the provisions of the Recapitalization Plan approved by the Company's shareowners on January 31, 1989, all of the 100,492 then outstanding shares of the Company's Class B Stock were automatically converted into shares of the Company's Class A Common Stock at the stated conversion rate of 9.5285 shares of Class A Common Stock for each share of Class B Common Stock. All shares of Class B Common Stock were subsequently cancelled.

     On January 26, 1995, the Company declared a 5% stock dividend on the Company's Class A Common Stock which was paid on March 1, 1995 to shareowners of record on February 6, 1995. The dividend was charged to retained earnings in the amount of $44.2 million, which was based on the closing price of $23.375 per share of Class A Common Stock on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased numbers of shares giving retroactive effect to the stock dividend.

     Changes in Class A and Class B Common Stock, Paid-in capital and Treasury shares for the fiscal years ended September 30, 1995, 1994 and August 31, 1993 were as follows:

                                               Class A Common      Class B Common
                                              ----------------    ----------------  Paid-in   Treasury
     Dollars and shares in thousands          Shares    Amount    Shares    Amount  Capital   Shares
     ===================================================================================================
     Balance, August 31, 1992                 42,277   $63,415       101     $151   $144,322  $(150,483)
     Exercise of stock options                   277       415         -        -      3,235     (1,694)
     Conversion of LYONs                           1         2         -        -         31          -
     Acquisition of Healthcare
       Distributors of Indiana, Inc. ("HDI")     471       707         -        -      8,724       (409)
                                              ---------------------------------------------------------
     Balance, August 31, 1993
       and September 30, 1993                 43,026    64,539       101      151    156,312   (152,586)
     Exercise of stock options                    75       113         -        -        733       (351)
     Conversion of Class B Common
       Stock into Class A Common Stock           958     1,436      (101)    (151)    (1,286)         -
     Recapitalization costs                        -         -         -        -       (680)         -
     Acquisition of Southeastern
       Hospital Supply Corporation                 -         -         -        -          -     15,098
     Adjustment of HDI acquisition price           -         -         -        -          -       (344)
                                              ---------------------------------------------------------
     Balance, September 30, 1994              44,059    66,088         -        -    155,079   (138,183)
     5% Class A Common Stock
       dividend                                    -         -         -        -      5,996     38,185
     Exercise of stock options                   124       187         -        -      2,000       (295)
     Acquisition of Biddle &
       Crowther Company                            -         -         -        -          -     12,382
                                              ---------------------------------------------------------
     Balance, September 30, 1995              44,183   $66,275         -     $  -   $163,075  $ (87,911)
                                              =========================================================

     At September 30, 1995, there were outstanding options to purchase shares of Class A Common Stock, under a 1983 stock option plan, at prices per share not less than the fair market value on the dates the options were granted. No additional options may be granted under this plan.

     The Company has an Amended and Restated 1989 stock incentive plan which authorizes the granting of stock options to officers, key employees and other recipients to purchase shares of Class A Common Stock within a ten-year period from date of grant at a price per share as may be set by the Company's Compensation/Stock Option Committee. The number of shares available for grant under the plan is formula-based, providing that, upon certain conditions, no more than 1% of the number of issued shares at the immediately preceding fiscal year end may be granted in any fiscal year to this class of optionees. Stock option grants are also available to non-employee directors and only at a price per share equal to the market value on the grant date. At September 30, 1995, there were 671,508 shares available for grant under the plan, with 196,875 specifically reserved for non-employee directors.

     Stock appreciation rights may be offered to some or all of the employees, but not non-employee directors, who hold or receive options granted under the stock option plans. No stock appreciation rights were outstanding as of September 30, 1995, 1994 or August 31, 1993.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions entered into after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net earnings and, if presented, earnings per share as if the Company had applied the new method of accounting.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net earnings and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's consolidated cash flows.

     Changes in the number of shares represented by outstanding options during the years ended September 30, 1995, 1994 and August 31, 1993 are summarized as follows:

                                                                        1995         1994         1993
     ====================================================================================================
     Outstanding at beginning of year                                 1,282,983      929,775      995,130
     Options granted (1995, $15.00 to $22.63 per share; 1994,
       $14.29 to $16.90 per share; 1993, $18.75 to $20.12 per share)    319,500      542,325      272,651
     Options exercised (1995, $7.42 to $21.29 per share; 1994,
       $7.42 to $12.42 per share; 1993, $7.42 to $19.00 per share)     (126,432)     (78,791)    (290,751)
     Options cancelled                                                  (66,957)    (110,326)     (47,255)
                                                                      -----------------------------------
     Outstanding at end of year (1995, $7.42 to $22.63 per share)     1,409,094    1,282,983      929,775
                                                                      ===================================

     At September 30, 1995, options for 569,460 shares were exercisable. The remaining options become exercisable in the following fiscal years: 1996, 275,700 shares; 1997, 283,169 shares; 1998, 211,125 shares; 1999, 69,640 shares.

     At September 30, 1995, an aggregate of 2,771,465 shares of Class A Common Stock was reserved for the exercise of stock options and for issuance under the elective retirement savings plan (see Note 8).


4.   Acquisitions

     On August 2, 1995, the Company completed the acquisition of Colonial Healthcare Supply Co. ("Colonial"), a privately-held medical-surgical supply distributor headquartered in Lake Zurich, Illinois, for approximately $50.7 million in cash, acquired assets at fair value of approximately $47.3 million and assumed liabilities of approximately $19.7 million, including approximately $2.7 million of long-term debt which was paid by the Company on the acquisition date. This acquisition was financed from borrowings under the Credit Agreement. The Company recorded an excess of cost over net assets acquired of approximately $23.1 million in the transaction.

     On January 10, 1995 the Company completed the acquisition of Biddle & Crowther Company ("B&C"), a privately-held medical-surgical supply distributor headquartered in Seattle, Washington for 643,604 shares of the Company's Class A Common Stock, previously held as Treasury shares, valued at approximately $10.8 million, plus expenses, acquired assets at fair value of approximately $12.0 million and assumed liabilities of approximately $5.2 million. The Company recorded an excess of cost over net assets acquired of approximately $4.4 million in the transaction.

     On August 31, 1994, the Company completed the acquisition of certain net assets of Professional Medical Supply Co., a privately-held medical-surgical supply distributor located in Denver, Colorado, for approximately $2.4 million in cash, plus expenses, acquired assets at fair value of approximately $0.5 million, including excess of cost over net assets acquired and other intangible assets of $1.9 million.

     On April 29, 1994, the Company completed the acquisition of Southeastern Hospital Supply Corporation ("Southeastern"), a privately-held medical supply distributor located in Fayetteville, North Carolina, for 784,793 shares of the Company's Class A Common Stock, previously held as Treasury shares, valued at approximately $12.6 million, plus expenses, acquired assets at fair value of approximately $23.9 million and assumed liabilities of approximately $16.3 million including approximately $6.7 million of debt, which was paid by the Company on the acquisition date. The Company recorded an excess of cost over net assets acquired of approximately $5.4 million in the transaction.

     On March 16, 1993, the Company sold Durr-Fillauer Orthopedic, Inc., an indirect wholly-owned subsidiary of Durr, and a manufacturer and distributor of orthotic and prosthetic devices, for approximately $9.0 million in cash.

     On January 29, 1993, the Company acquired substantially all of the assets of HDI, a privately-held pharmaceutical distributor located in South Bend, Indiana, for 455,655 shares, net of 39,488 shares subsequently reacquired, of the Company's Class A Common Stock valued at approximately $8.7 million, plus expenses, acquired assets at fair value of approximately $29.8 million and assumed liabilities of approximately $23.1 million, including approximately $7.3 million of debt which was paid by the Company on the acquisition date. The Company recorded an excess of cost over net assets acquired of approximately $2.9 million in the transaction.

     On November 18, 1992, the Company acquired the stock of Dr. T. C. Smith Company ("T.C. Smith"), a privately-held pharmaceutical distributor, located in Asheville and Raleigh, North Carolina, for approximately $8.2 million in cash, plus expenses, acquired assets at fair value of approximately $32.4 million and assumed liabilities of approximately $24.4 million, including approximately $9.7 million of bank debt which was paid by the Company on the acquisition date. The Company recorded an excess of cost over net assets acquired of approximately $1.5 million in the transaction.

     On September 18, 1992, the Company completed its $33 per share cash tender offer for the outstanding shares of common stock of Durr, a distributor of pharmaceuticals and medical-surgical supplies based in Montgomery, Alabama. The Company paid approximately $412.0 million in cash, including expenses of $16.7 million, acquired assets at fair value of approximately $370.9 million and assumed liabilities of approximately $238.0 million, including long-term debt of approximately $72.1 million. The acquisition was financed from borrowings under the Credit Agreement (as described in Note 2) and from funds generated internally. An excess of cost over net assets acquired of approximately $279.1 million was recorded based upon the fair value of assets acquired and liabilities assumed in the transaction. The operating results of Durr have been included in the Statements of Consolidated Earnings and Retained Earnings from the date of the acquisition.


5.   Earnings per Common and Common Equivalent Share

     Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each year, the assumed conversion of the weighted average number of shares of Class B Common Stock outstanding during each year through the Conversion Date (see Note
3) and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock). Earnings per share are based upon 39,800,954 shares in 1995; 38,683,775 shares in 1994; and 38,129,108 shares in 1993. In 1993, the computation of fully diluted earnings per share was anti-dilutive. Earnings per share are based upon 38,320,820 shares in the month ended September 30, 1993.


6.   Leases

     The Company conducts certain of its operations from leased warehouse and office facilities and uses certain data processing, transportation, and other equipment under lease agreements expiring at various dates through 2008, excluding renewal options. Future minimum rental commitments at September 30, 1995, under operating leases having noncancelable lease terms in excess of one year, aggregated $54.3 million, with rental payments during the five succeeding years of $14.9 million, $12.9 million, $9.1 million, $6.8 million and $5.7 million, respectively. Future minimum rentals to be received under noncancelable subleases at September 30, 1995 were not material. Net rental expense for the years ended September 30, 1995, 1994 and August 31, 1993, was $17.0 million, $15.9 million and $16.0 million, respectively, after deducting sublease income of $0.1 million, $0.2 million and $0.7 million, respectively.


7.   Taxes on Income

     Effective September 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The effect of initially adopting SFAS 109 was accounted for as a cumulative effect of an accounting change of $8.7 million, or $0.23 per share, recorded in September 1993.

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

     Total Federal and state taxes on income for the fiscal years ended September 30, 1995, 1994 and August 31, 1993 are summarized as follows:

     Dollars in thousands                    1995       1994       1993
     ===================================================================
     Currently payable
        Federal                            $35,865    $36,818    $29,342
        State                                6,505      6,588      5,675
     Deferred (principally Federal)          3,178     (1,414)   (15,364)
                                           -----------------------------
     Total                                 $45,548    $41,992    $19,653
                                           =============================
     Extraordinary loss:
        Currently payable
           Federal                         $     -    $     -    $(1,481)
           State                                 -          -       (305)
                                           -----------------------------
     Total                                 $     -    $     -    $(1,786)
                                           =============================

     Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income as the result of the following:

     Dollars in thousands                              1995      1994      1993
     ============================================================================
     Statutory Federal income tax rate applied
       to earnings before taxes on income            $38,322   $34,340   $16,732
     Increase (decrease) in taxes resulting from:
       Amortization of excess of cost over net
         assets of acquired companies                  3,055     2,912     2,895
       State income taxes - net of Federal benefits    4,610     4,141     1,977
       Governmental investment income                   (366)     (348)     (893)
       Effects of purchase accounting                      -         -    (1,679)
       Other                                             (73)      947       621
                                                     ---------------------------
     Total taxes on income                           $45,548   $41,992   $19,653
                                                     ===========================

                                    II - 23

     The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1995 and 1994 are as follows:

     Dollars in thousands                                 1995        1994
     ========================================================================
     Deferred tax liabilities:
       Inventory basis difference due to LIFO
         method and uniform capitalization               $31,947     $30,713
       Accelerated depreciation                            7,967       7,871
       Other                                               3,307       2,709
                                                         -------------------
                Total                                     43,221      41,293
                                                         -------------------
     Deferred tax assets:
       Reserves for doubtful receivables                  12,217       9,646
       Restructuring charge not currently deductible       3,777       7,732
       Vacation pay not currently deductible               1,566       2,012
       Accrued liabilities not currently deductible       12,554      13,212
       Other                                               3,035       3,843
                                                         -------------------
                Total                                     33,149      36,445
                                                         -------------------
     Net deferred tax liability                          $10,072     $ 4,848
                                                         ===================


     Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. During 1995, deferred taxes were increased to reflect purchase accounting on acquisitions.

     Cash paid for income taxes was $41.0 million, $39.0 million and $38.8 million in 1995, 1994 and 1993, respectively.



8.   Retirement and Savings Plans

     The Company provides for retirement benefits through an elective retirement savings plan and supplemental retirement plans.

     The Company has an elective retirement savings plan generally available to all employees with six months of service. Under the terms of the plan, the Company guarantees a contribution of $0.50 for each $1.00 invested by the participant up to the participant's investment of 6% of salary, subject to plan and regulatory limitations. The Company may also make additional cash or stock contributions to the plan at its discretion. The Company's contributions are vested to participants over five years. The Company made contributions of $3.9 million, $4.1 million and $4.2 million to the plan in 1995, 1994 and 1993, respectively.

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

     The components of net periodic pension cost for the supplemental retirement plans for 1995, 1994 and 1993 are as follows:

     Dollars in thousands                      1995      1994      1993
     ===================================================================
     Service cost                             $  221    $  131    $  218
     Interest cost                             1,261     1,643     1,544
     Amortization of prior service cost          378       397       424
     Amortization of initial unrecognized
       net obligation                            264       286       264
                                              --------------------------
     Total                                    $2,124    $2,457    $2,450
                                              ==========================


     Assumptions used to develop the net periodic pension cost for supplemental retirement plans were:

                                            1995           1994       1993
     ======================================================================
     Discount rate                      7.25%-8.25%    7.25%-8.25%    7.25%
     Rate of increase in salary levels      5.25%          5.50%      5.25%


     The funded status of the supplemental retirement plans at September 30, 1995 and 1994 is as follows:

     Dollars in thousands                                               1995        1994
     ====================================================================================
     Actuarial present value of benefit obligations:
       Vested benefits                                                $14,346     $15,506
       Nonvested benefits                                                   7          76
                                                                      -------------------
       Accumulated benefit obligation                                  14,353      15,582
       Effect of assumed increase in future compensation levels         3,555       2,427
                                                                      -------------------
     Projected benefit obligation                                      17,908      18,009
     Assets of plans at fair value                                     (2,898)     (2,520)
                                                                      -------------------
     Excess of projected benefit obligation over assets                15,010      15,489
     Unrecognized prior service cost                                   (2,888)     (3,266)
     Unrecognized net loss                                             (4,386)     (2,962)
     Unrecognized net obligation remaining from date of adoption       (3,842)     (4,106)
                                                                      -------------------
     Pension liability recognized in the consolidated balance sheets   $3,894     $ 5,155
                                                                      ===================

     At September 30, 1995, the Company owns life insurance in the aggregate amount of $45 million covering substantially all the participants in the supplemental retirement plans. The Company intends to keep this life insurance in force until the demise of the participants.

     Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $0.4 million, $0.3 million and $0.3 million in 1995, 1994 and 1993, respectively.

     On September 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which requires the cost of postretirement benefits other than pensions to be recognized on an accrual basis as employees perform services to earn such benefits. The Company had previously expensed postretirement benefits as paid. The estimated transition obligation of the Company, which is the accumulated postretirement benefit obligation at the date of adoption, amounted to approximately $2.1 million. This obligation is being recognized over 20 years. The impact of the Company's adoption of SFAS 106 was to increase each future year's annual benefits expense (assuming amortization of the transition obligation over 20 years) by approximately $0.3 million.


9.   Contingencies

     The Company received proceeds of $13.8 million and $14.8 million in 1995 and 1994, respectively, from receivables sold with recourse by the Company to financial institutions and is contingently liable as guarantor of $23.0 million and $29.4 million at September 30, 1995 and 1994 of such receivables.

     In December 1992, a customer of the Company commenced a legal action against the Company in the Superior Court of the State of California alleging breach of contract, misrepresentation and violations of certain California antitrust and unfair practices laws. This customer seeks a variety of damage claims in substantial amounts including compensatory, treble and punitive damages, an injunction against collection on a note, and declaratory judgement as to the customer's rights under an alleged oral joint venture agreement with the Company. As of October 31, 1995, this customer owed the Company approximately $6.2 million, of which approximately $1.2 million represents trade receivables and $5.0 million represents a loan.

     In July 1993, this customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and the complaint filed by the Company against the customer has been stayed. An additional action brought by the Company against two individuals as guarantors of the customer's obligations has been transferred to Superior Court in San Francisco County, with the California State antitrust actions referenced in the next paragraph.

     In addition, the Company has been named as a defendant along with several pharmaceutical industry-related companies in several State antitrust actions in California and Alabama and a Federal multidistrict antitrust action. The California State action purports to be a coordinated class action under California's Cartwright Act, Unfair Practices Act and Business and Professions Code. The Alabama State complaint purports to be a class action under Alabama antitrust law. The Federal class action complaint alleges that the Company and numerous manufacturers and other wholesalers violated the Sherman Act. In November 1994, the Federal court certified the class defined in the Federal class action complaint for the time period October 15, 1989 to the present. Plaintiffs seek injunctive relief and treble damages in an amount to be determined at trial.

     In October 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share) and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation as well as the cases which have been filed in the various state courts. After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial condition.

     The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1995 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.

10.  Restructuring and Other Unusual Items

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

     During fiscal 1995 and 1994, ten distribution facilities were closed and workforce reductions were made to existing operations. Charges to the restructuring reserve have consisted primarily of asset write-offs, moving and severance costs, facility abandonments and lease settlements which, through September 30, 1995, have totaled approximately $24.4 million, including approximately $5.4 million of non-cash charges. Management anticipates that the remaining cash outflow should be substantially completed by the end of the first quarter of fiscal 1996.

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

11.  Disclosures About Fair Value of Financial Instruments

     The recorded amounts of the Company's cash and cash equivalents, the Debentures and the 7% Debentures at September 30, 1995 approximate fair value. The fair values of the Company's 7 1/4% Senior Notes and the Senior Notes are estimated as follows, based on the market prices of these instruments as of September 30, 1995:

                                         Recorded
     Dollars in thousands                 Amount      Fair Value
     ============================================================
     7 3/8% Senior Notes                 $149,189      $156,120

     5 5/8% Senior Notes                   99,983        99,900

     7 1/4% Senior Notes                   99,662       103,700


INDEPENDENT AUDITORS' REPORT


To the Directors and Shareowners of
  Bergen Brunswig Corporation:


     We have audited the accompanying consolidated balance sheets of Bergen Brunswig Corporation and subsidiaries as of September 30, 1995 and 1994 and the related statements of consolidated earnings and retained earnings and cash flows for the years ended September 30, 1995 and 1994, the one month ended September 30, 1993 and the year ended August 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergen Brunswig Corporation and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended September 30, 1995 and 1994, the one month ended September 30, 1993 and the year ended August 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 7 of Notes to Consolidated Financial Statements, the Company changed its method of accounting for income taxes in September 1993.



/s/ Deloitte & Touche LLP
-------------------------
Costa Mesa, California
November 1, 1995

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Identification of Directors.

          Information required by this item is set forth under the captions "Election of Directors" and "Compliance with Section 16(a)" on pages 2 through 5 and page 10 of the registrant's definitive proxy statement dated December 14, 1995 for its January 25, 1996 Annual Meeting of Shareowners, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

          Identification of Executive Officers.

          Information required by this item is contained in Item 4A captioned "Executive Officers of Registrant" and is included in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this item is set forth under the captions "Director Compensation," "Compensation of Executive Officers," "Employment and Severance Agreements," "Stock Option Grants and Exercises," "Retirement Benefits" and "Certain Transactions" on page 7, pages 10 through 15 and page 20, respectively, of the registrant's definitive proxy statement dated December 14, 1995 for its January 25, 1996 Annual Meeting of Shareowners, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Information required by this item is set forth under the caption "Beneficial Ownership of Securities" on pages 8 and page 9 of the registrant's definitive proxy statement dated December 14, 1995 for its January 25, 1996 Annual Meeting of Shareowners, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is set forth as to certain transactions with management and others under the caption "Director Compensation" and as to management indebtedness under the caption "Certain Transactions," and certain arrangements with respect to the indemnification of Directors and Officers under the caption "Indemnification of Directors and Officers" on pages 7, 20 and 25, respectively, of the registrant's definitive proxy statement dated December 14, 1995 for its January 25, 1996 Annual Meeting of Shareowners, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.



                                    III - 1

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Documents filed as part of this report:

     1.   Financial Statements
          --------------------

               The following Consolidated Financial
          Statements of Bergen Brunswig Corporation and Subsidiaries are included in Part II,
          Item 8:

          Statements of Consolidated Earnings and
               Retained Earnings for the Years Ended
               September 30, 1995 and 1994, One Month
               Ended September 30, 1993 and the Year
               Ended August 31, 1993
          Consolidated Balance Sheets, September 30,
               1995 and 1994
          Statements of Consolidated Cash Flows for the Years Ended September 30, 1995 and
               1994, One Month Ended September 30,
               1993 and the Year Ended August 31, 1993
          Notes to Consolidated Financial Statements
          Independent Auditors' Report



     Financial statements and schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the consolidated financial statements or notes thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


     3.   Exhibits

             3(a) The By-Laws as amended and restated and dated October 16, 1995.

            *3(b) The Restated Certificate of Incorporation dated May 23, 1994 is set forth as Exhibit 3 to the Company's Current Report on Form 8-K dated May 23, 1995.

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

          **10(a)   Bergen Brunswig Corporation Deferred Compensa-tion Plan.

          **10(b) Director Indemnification Agreement and Amend-ment to Director Indemnification Agreement.

           *10(c) Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977, amended October 19, 1990, is set forth as Exhibit 10(i) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

          **10(d) Bergen Brunswig Corporation Stock Option Plans, other than the 1989 Stock Incentive Plan.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


     3.   Exhibits (Continued)

           *10(e) 1989 Stock Incentive Plan of Bergen Brunswig Corporation is set forth as Exhibit 10(j) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

           *10(f) Amendments to the Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation dated October 20, 1994 are set forth as Appendix A on pages 28 and 29 of the Registrant's definitive Proxy Statement dated December 22, 1994 for its January 26, 1995 Annual Meeting of Shareowners.

           *10(g) Executive Loan Program is set forth as Exhibit 10(k) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

            10(h)   Amended and Restated Executive Loan Program dated March
                    3, 1995.

           *10(i) Non-Solicitation Agreement dated as of September 4, 1992 among W.A. Williamson, Jr., Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(2) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
                    Section 14(d)(1) of the Securities and Exchange Act of 1934.

           *10(j) Non-Solicitation Agreement dated as of September 4, 1992 among Charles E. Adair, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(3) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
                    Section 14(d)(1) of the Securities and Exchange Act of 1934.

           *10(k) Non-Solicitation Agreement dated as of September 4, 1992 among Winfield Cotton, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(4) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
                    Section 14(d)(1) of the Securities Exchange Act of 1934.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


     3.   Exhibits (Continued)

           *10(l) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

           *10(m)   Employment Agreement and Schedule.

           *10(n)   Severance Agreement and Schedule.

                    Exhibit 10(m) and (n) above are set forth as Exhibit 10(q) and (r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

            11 Computation of primary earnings per share and computation of earnings per share assuming full dilution for the two years ended September 30, 1995 and 1994, one month ended September 30, 1993 and three years ended August 31, 1993.

            21      List of subsidiaries of Bergen Brunswig Corporation.

            23      Independent Auditors' Consent.

            24      Power of Attorney is set forth on the Signature pages in
                    Part IV of this Annual Report.

            27      Financial Data Schedule for the year ended September 30,
                    1995.

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

           *99(h) Amended and Restated Credit Agreement dated as of September 30, 1994 among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association is set forth as Exhibit 99(h) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

           *99(i) Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

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


(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the three months ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BERGEN BRUNSWIG CORPORATION

December 27, 1995                      By /s/    Robert E. Martini
                                          ---------------------------------
                                                 Robert E. Martini
                                                 Chairman of the Board and
                                                 Chief Executive Officer

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

SIGNATURE                     TITLE                         DATE
---------                     -----                         ----

/s/  Robert E. Martini        Chairman of the Board         December 27, 1995
----------------------        and Chief Executive
     Robert E. Martini        Officer and Director
                              (Principal Executive
                              Officer)

/s/  Donald R. Roden          President and Chief           December 27, 1995
--------------------          Operating Officer
     Donald R. Roden          and Director

/s/  Neil F. Dimick           Executive Vice President,     December 27, 1995
-------------------           Chief Financial Officer
     Neil F. Dimick           and Director
                              (Principal Financial
                              Officer and Principal
                              Accounting Officer)

SIGNATURE                     TITLE                         DATE
---------                     -----                         ----

/s/  John Calasibetta         Senior Vice President         December 27, 1995
---------------------         and Director
     John Calasibetta

/s/  Jose E. Blanco, Sr.      Director                      December 27, 1995
------------------------
     Jose E. Blanco, Sr.

/s/  Rodney H. Brady          Director                      December 27, 1995
--------------------
     Rodney H. Brady

/s/  Charles C. Edwards, M.D. Director                      December 27, 1995
-----------------------------
     Charles C. Edwards, M.D.

/s/  Charles J. Lee           Director                      December 27, 1995
--------------------
     Charles J. Lee

/s/  George R. Liddle         Director                      December 27, 1995
---------------------
     George R. Liddle

/s/  James R. Mellor          Director                      December 27, 1995
--------------------
     James R. Mellor

/s/  George E. Reinhardt, Jr. Director                      December 27, 1995
-----------------------------
     George E. Reinhardt, Jr.

/s/  Dwight A. Steffensen     Director                      December 27, 1995
-------------------------
     Dwight A. Steffensen

/s/  Francis G. Rodgers       Director                      December 27, 1995
-----------------------
     Francis G. Rodgers


                               INDEX TO EXHIBITS

EXHIBIT NO.                                                             PAGE NO.
----------                                                              -------

   3(a)   The  By-Laws as  amended and  restated  and dated               58
          October 16, 1995.

  *3(b) The Restated Certificate of Incorporation dated May 23, 1994 is set forth as Exhibit 3 to the Company's Current Report on Form 8-K dated May 23, 1995.

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

**10(a)   Bergen Brunswig Corporation Deferred Compensation Plan.

**10(b) Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

 *10(c) Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977, amended October 19, 1990, is set forth as Exhibit 10(i) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

**10(d) Bergen Brunswig Corporation Stock Option Plans, other than the 1989 Stock Incentive Plan.

EXHIBIT NO.                                                             PAGE NO.
----------                                                              -------

 *10(e) 1989 Stock Incentive Plan of Bergen Brunswig Corporation is set forth as Exhibit 10(j) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

 *10(f) Amendments to the Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation dated October 20, 1994 are set forth as Appendix A on pages 28 and 29 of the Registrant's definitive Proxy Statement dated December 22, 1994 for its January 26, 1995 Annual Meeting of Shareowners.

 *10(g) Executive Loan Program is set forth as Exhibit 10(k) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

  10(h)   Amended and Restated Executive Loan Program dated March 3,      89
          1995.

 *10(i) Non-Solicitation Agreement dated as of September 4, 1992 among W.A. Williamson, Jr., Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(2) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
          Section 14(d)(1) of the Securities and Exchange Act of 1934.

 *10(j) Non-Solicitation Agreement dated as of September 4, 1992 among Charles E. Adair, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(3) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
          Section 14(d)(1) of the Securities and Exchange Act of 1934.

 *10(k) Non-Solicitation Agreement dated as of September 4, 1992 among Winfield Cotton, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit (c)(4) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to
          Section 14(d)(1) of the Securities Exchange Act of 1934.

EXHIBIT NO.                                                             PAGE NO.
----------                                                              -------

 *10(l) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

 *10(m)   Employment Agreement and Schedule.

 *10(n)   Severance Agreement and Schedule.

          Exhibit 10(m) and (n) above are set forth as Exhibits 10(q) and (r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

  11      Computation  of  primary  earnings  per share and                100
          computation of earnings per share assuming full dilution for the two years ended September 30, 1995 and 1994 and the three years ended August 31, 1993.

  21      List   of   subsidiaries   of   Bergen  Brunswig                 104
          Corporation.

  23      Independent Auditors' Consent.                                   105

  24      Power of Attorney is set forth on the Signature pages in
          Part IV of this Annual Report.

  27      Financial Data Schedule for the year ended                       106
          September 30, 1995.

 *99(a) Split Dollar Life Insurance Plan with Emil P. Martini, Jr. and Robert E. Martini.

 *99(b)   Capital Accumulation Plan and Amendment No. 1 thereto.

          Exhibits 99(a) and (b) above are set forth as Exhibits 19(a) and (b) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

EXHIBIT NO.                                                             PAGE NO.
----------                                                              -------

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

 *99(f) Third Amendment to Credit Agreement dated August 7, 1993 is set forth as Exhibits 99(f) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

 *99(g) Fourth Amendment to Credit Agreement dated as of September 1, 1993 is set forth as Exhibit 99(e) in the Company's
          Quarterly Report on Form 10-Q for the quarter ended December
          31, 1993.

 *99(h) Amended and Restated Credit Agreement dated as of September 30, 1994 among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association is set forth as Exhibit 99(h) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

 *99(i) Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

EXHIBIT NO.                                                             PAGE NO.
----------                                                              -------

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