Form 10-Q
period 1995-12-31
BERGEN BRUNSWIG CORP
filed 1996-02-14
CIK 11454

SECURITIES AND EXCHANGE COMMISSION      TOTAL NUMBER OF
                            Washington, D. C.  20549           PAGES INCLUDED IN
                                                               THIS QUARTERLY
                                    FORM 10-Q                  REPORT IS 17.

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

For the fiscal quarter ended   December 31, 1995
                            -------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from____________ to _____________

                          Commission file number 1-5110
                                                 ------

                           BERGEN BRUNSWIG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                               22-1444512
--------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

4000 Metropolitan Drive, Orange, California                       92668-3510
--------------------------------------------                --------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (714) 385-4000
                                                            --------------------
                                   No Change
--------------------------------------------------------------------------------
                  (Former name, former address and former
                 fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of each class of                     Number of Shares Outstanding
          Common Stock                                 January 31, 1996
     ----------------------                     ----------------------------
     Class A Common Stock -
     par value $1.50 per share                    39,965,403




  INDEX TO EXHIBITS FOUND ON PAGE 15.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                     INDEX
                                     -----
                                                                        Page No.
                                                                        --------
Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets, December
                  31, 1995 and September 30, 1995                          3

               Statements of Consolidated Earnings
                  for the three months ended
                  December 31, 1995 and 1994                               4

               Statements of Consolidated Cash Flows
                  for the three months ended
                  December 31, 1995 and 1994                               5

               Notes to Consolidated Financial Statements                  6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                               8


Part II.  Other Information

          Item 1.   Legal Proceedings                                     10

          Item 6.   Exhibits and Reports on Form 8-K                      13

Signatures                                                                14

Index to Exhibits                                                         15

                                                PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                  BERGEN BRUNSWIG CORPORATION
                                                  ---------------------------
                                                  CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                                    (dollars in thousands)
                                                           (Unaudited)
==================================================================================================================================
                                       December 31, September 30,            LIABILITIES AND            December 31, September 30,
           - - ASSETS - -                  1995         1995           - - SHAREOWNERS' EQUITY  - -         1995          1995
==================================================================================================================================
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
  Cash and cash equivalents............ $  124,669   $   64,400      Accounts payable.................... $1,168,363   $1,140,466
  Accounts and notes receivable,                                     Accrued liabilities.................     79,244       84,500
    less allowance for doubtful                                      Customer credit balances............    122,866       94,766
    receivables: $22,156 at December                                 Income taxes payable................      6,888            -
    31, 1995 and $21,364 at September                                Deferred income taxes...............      7,654        7,353
    30, 1995...........................    576,098      603,830      Current portion of
  Inventories..........................  1,155,230    1,158,465        long-term obligations.............      1,325        1,325
  Income taxes receivable..............          -        4,801                                           ----------   ----------
  Prepaid expenses.....................     11,505       12,389        Total current liabilities.........  1,386,340    1,328,410
                                        ----------   ----------                                           ----------   ----------
    Total current assets...............  1,867,502    1,843,885
                                        ----------   ----------    LONG-TERM OBLIGATIONS:
                                                                     7 3/8% senior notes.................    149,217      149,189
                                                                     5 5/8% senior notes.................     99,997       99,983
                                                                     7 1/4% senior notes.................     99,670       99,662
                                                                     Revolving bank loan payable.........    110,000      159,000
PROPERTY - at cost:                                                  7% convertible subordinated
  Land.................................     12,443       12,443        debentures........................     20,609       20,914
  Building and leasehold improvements..     82,013       81,729      6 7/8% exchangeable subordinated
  Equipment and fixtures...............    150,076      144,562        debentures........................     10,575       10,575
                                        ----------   ----------      Deferred income taxes...............      2,427        2,719
    Total property.....................    244,532      238,734      Other...............................     16,123       15,729
  Less accumulated depreciation                                                                           ----------   ----------
    and amortization...................     91,573       85,675        Total long-term obligations.......    508,618      557,771
                                        ----------   ----------                                           ----------   ----------
    Property - net.....................    152,959      153,059
                                        ----------   ----------    SHAREOWNERS' EQUITY:
                                                                     Capital Stock:
                                                                       Preferred - authorized 3,000,000
                                                                         shares; issued: none............          -            -
                                                                       Class A Common - authorized
                                                                         100,000,000 shares; issued:
OTHER ASSETS:                                                            44,221,170 shares at December
  Excess of cost over net assets of                                      31, 1995 and 44,183,074 at
    acquired companies.................    338,898      341,125          September 30, 1995..............     66,332       66,275
  Investments..........................      3,600        3,799      Paid-in capital.....................    163,609      163,075
  Noncurrent receivables...............      7,583        7,706      Net unrealized loss on investments,
  Deferred charges and other assets....     55,215       55,956        net of income tax of $195 at
                                        ----------   ----------        December 31, 1995 and $121 at
    Total other assets.................    405,296      408,586        September 30, 1995................       (306)        (319)
                                        ----------   ----------      Retained earnings...................    389,075      378,229
                                                                                                          ----------   ----------
                                                                       Total.............................    618,710      607,260
                                                                     Less Treasury shares at cost:
                                                                       4,354,588 shares at December 31,
                                                                       1995 and September 30, 1995.......     87,911       87,911
                                                                                                          ----------   ----------
                                                                       Total shareowners' equity.........    530,799      519,349
                                                                                                          ----------   ----------
                                                                   TOTAL LIABILITIES AND
TOTAL ASSETS........................... $2,425,757   $2,405,530       SHAREOWNERS' EQUITY................ $2,425,757   $2,405,530
                                        ==========   ==========                                           ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                                                                 3

                            BERGEN BRUNSWIG CORPORATION
                            ---------------------------

                        STATEMENTS OF CONSOLIDATED EARNINGS
                             FOR THE THREE MONTHS ENDED
                             DECEMBER 31, 1995 AND 1994
                     (in thousands except per share amounts)


                                                              --------------------------
                                                                  1995           1994
                                                              --------------------------
                                                                     (Unaudited)
Net sales and other revenues                                  $ 2,377,362    $ 1,983,863
                                                              -----------    -----------
Costs and expenses:
  Cost of sales                                                 2,243,135      1,867,920
  Distribution, selling, general and administrative expenses       99,254         85,792
                                                              -----------    -----------
     Total costs and expenses                                   2,342,389      1,953,712
                                                              -----------    -----------
Operating earnings                                                 34,973         30,151
Net interest expense                                                8,030          6,791
                                                              -----------    -----------
Earnings before taxes on income                                    26,943         23,360
Taxes on income                                                    11,316          9,811
                                                              -----------    -----------
      Net earnings                                            $    15,627    $    13,549
                                                              ===========    ===========


Earnings per common and common equivalent share               $       .39    $       .35
                                                              ===========    ===========

Cash dividends per share of Class A Common Stock              $      .120    $      .114
                                                              ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                                         4

                                     BERGEN BRUNSWIG CORPORATION
                                     ---------------------------

                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     FOR THE THREE MONTHS ENDED
                                     DECEMBER 31, 1995 AND 1994
                                           (in thousands)

                                                                           ---------------------
                                                                             1995         1994
                                                                           ---------------------
                                                                                (Unaudited)
Operating Activities
--------------------
Net earnings                                                               $ 15,627     $ 13,549
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
  Provision for doubtful accounts                                             1,512        1,880
  Depreciation and amortization of property                                   5,996        4,741
  Deferred compensation                                                         561          577
  Amortization of customer lists                                                437          437
  Amortization of excess of cost over net assets of acquired companies        2,409        2,212
  Deferred income taxes                                                          81         (201)
  Amortization of original issue discount on senior notes                        50           42
  Amortization of deferred financing costs                                      140          226
  Gain on dispositions of property                                                -         (390)
Effects of changes on:
  Receivables                                                                26,343       10,885
  Inventories                                                                 3,235       (9,474)
  Prepaid expenses and other assets                                             891        3,672
  Accounts payable                                                           27,897      (95,425)
  Accrued liabilities                                                        (5,255)     (18,422)
  Customer credit balances                                                   28,100       18,380
  Income taxes payable                                                       11,689        9,420
                                                                           --------     --------
    Net cash flows from operating activities                                119,713      (57,891)
                                                                           --------     --------

Investing Activities
--------------------
Sale (purchase) of other investments                                            139       (4,164)
Property acquisitions                                                        (5,897)     (12,918)
Proceeds from dispositions of property                                            -          414
                                                                           --------     --------
    Net cash flows from investing activities                                 (5,758)     (16,668)
                                                                           --------     --------

Financing Activities
--------------------
Repayment of revolving bank loan                                            (49,000)           -
Proceeds from revolving bank loan                                                 -      135,000
Repayment of other obligations                                                 (191)        (201)
Redemption of convertible subordinated debentures                              (305)         (20)
Shareowners' equity transactions:
  Exercise of stock options                                                     591          165
  Cash dividends on Common Stock                                             (4,781)      (4,475)
                                                                           --------     --------
    Net cash flows from financing activities                                (53,686)     130,469
                                                                           --------     --------

Net increase in cash and cash equivalents                                    60,269       55,910
Cash and cash equivalents at beginning of period                             64,400        5,264
                                                                           --------     --------
Cash and cash equivalents at end of period                                 $124,669     $ 61,174
                                                                           ========     ========

Supplemental Cash Flows Disclosures
-----------------------------------
Cash paid during the period for:
  Interest                                                                 $  5,369     $  1,646
  Income taxes                                                                  174        1,035

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

     The consolidated financial statements include the accounts of the Company, after elimination of the effect of intercompany transactions and balances. The Company's consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995. Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 1996 presentations.

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods.

B. On September 15, 1992, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks providing the Company with a three-year $300 million unsecured revolving line of credit to be used to fund the fiscal 1993 acquisition of Durr-Fillauer Medical, Inc. ("Durr") and to be used for general working capital purposes of the Company. On October 7, 1994, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $350 million and to extend the maturity date to September 15, 1997. Borrowings outstanding under the Credit Agreement were $110 million at December 31, 1995. Outstanding borrowings under the Credit Agreement averaged $100 million during the three months ended December 31, 1995.

     On January 15, 1996, the Company repaid the $100 million aggregate principal amount of its 5 5/8% Senior Notes (the "Notes") plus accrued interest. The repayment was made from additional borrowings under the Credit Agreement. These Notes were issued in January 1993 pursuant to the $400 million shelf registration filed by the Company in December 1992.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     On February 1, 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission. The registration statement covers up to $400 million in senior and subordinated debt or equity securities which may be offered from time to time after the registration statement is declared effective.

C. On January 26, 1995, the Company declared a 5% stock dividend on the Company's Class A Common Stock which was paid on March 1, 1995 to shareowners of record on February 6, 1995. The dividend was charged to retained earnings in the amount of $44.2 million, which was based on the closing price of $23.375 per share of Class A Common Stock on the declaration date. Average shares outstanding and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased numbers of shares giving retroactive effect to the stock dividend.

D. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock), after giving effect each period to the 5% stock dividend declared January 26, 1995. Earnings per share are based upon 40,086,995 shares and 39,167,216 shares for the first quarters ended December 31, 1995 and 1994, respectively.

E. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first quarter of fiscal 1996 are not necessarily indicative of results to be expected for the full year.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

For the quarter ended December 31, 1995, net sales and other revenues increased 20%, while operating earnings and pre-tax earnings increased 16% and 15%, respectively, from the same quarter in 1994.

Of the 20% increase in net sales and other revenues for the quarter, approximately 3% in the aggregate is attributable to the acquisitions of Colonial Healthcare Supply Co. in August 1995 and Biddle & Crowther Company in January 1995, both privately-held medical-surgical supply distributors. Approximately 17% of the net sales and other revenues increase reflects internal growth within the Company's existing pharmaceutical business.

Earnings per share for the first quarter of fiscal 1996 increased 11% compared to the first quarter of the prior year, on an increase of 2% in the average number of common and common equivalent shares outstanding.

Cost of sales increased 20% from the first quarter a year ago, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues for the first quarter decreased as a result of a decrease in gross margins due to continued price competition, partially offset by increased opportunities for investment buying in the Company's pharmaceutical distribution business, and a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as
the Company to benefit from anticipated price increases.   The rate or frequency
of future price increases by manufacturers, or the lack thereof, does influence the profitability of the Company.

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution business during the fiscal year ending September 30, 1996 because of continued price competition influenced by large buying groups. The Company expects that these pressures on operating margin may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reduction of distribution, selling, general and administrative expenses ("DSG&A") as a percentage of net sales and other revenues through improved operating efficiencies.

DSG&A increased 16% over the prior year quarter, while net sales and other revenues increased 20% over the prior year period. These expenses decreased as a percent of net sales and other revenues from 4.3% in the first quarter of fiscal 1995 to 4.2% in the first quarter of fiscal 1996. The decreased DSG&A as a percentage of net sales and other revenues in the current year reflects operating efficiencies

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

resulting from the positive effects of the Company's restructuring plan adopted for its pharmaceutical distribution business in the fourth quarter of fiscal 1993 and the continuing consolidation of distribution divisions into larger regional distribution centers, partially offset by increased DSG&A in the Company's medical-surgical supply business.

Net interest expense increased from $6.8 million to $8.0 million for the first quarter of fiscal 1996 primarily due to interest on the $100 million 7 1/4% Senior Notes which were issued June 1, 1995, partially offset by decreased borrowings under the Credit Agreement.


Liquidity and Capital Resources
-------------------------------

At December 31, 1995, capitalization consisted of 48% debt and 52% equity, compared to 51% and 49%, respectively, at September 30, 1995. The decrease debt percentage primarily reflects decreased borrowings under the Credit Agreement. Borrowings under the Credit Agreement were $110.0 million and $159.0 million at December 31, 1995 and September 30, 1995, respectively. Cash and cash equivalents of $124.7 million at December 31, 1995 increased from $64.4 million at September 30, 1995, primarily as a result of net cash flows from operating activities.

Capital expenditures for the three months ended December 31, 1995 were $5.9 million and relate principally to additional investment in existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment.

Cash dividends on Class A Common Stock amounted to $4.8 million for the three months ended December 31, 1995 and $4.5 million for the same period in the prior year, reflecting the increased number of shares of Class A Common Stock outstanding.

The Company believes that internally generated funds and funds available under the existing Credit Agreement will be sufficient to meet anticipated cash and capital needs.

Furthermore, on February 1, 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission which, if declared effective, will allow the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of such Securities for general corporate purposes, which may include, without limitations, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. Pending such application, the net proceeds may be temporarily invested in short term securities. Any offering of such securities shall be made only by means of a prospectus.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


    Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of December 31, 1995, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993, neither of which has been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collaterize the note and trade receivables. The Company and Drug Barn have entered into litigation relating to these obligations which is more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 as filed with the Securities and Exchange Commission and is incorporated herein by reference.

    Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in July 1993 and remains in possession pursuant to 11 U.S.C. Section 1107.

    In April 1994, this consolidated matter (excluding the bankruptcy court matters) was transferred to the San Francisco County Superior Court along with the California state actions referenced in the next paragraph. A trial date on principally the contract-related actions may occur during calendar 1996, if the bankruptcy reorganization plan referred to below is not confirmed.

    In December 1995, the Company filed a plan of reorganization with the Bankruptcy Court to resolve all of its claims with Drug Barn and its guarantors. The plan of reorganization provides for, among other things, a sale of all Drug Barn's assets, a distribution of the asset sale proceeds to creditors and a settlement of all claims of any nature between the Company and Drug Barn (and its guarantors). This plan is subject to confirmation by the Bankruptcy Court and, if approved, will not have a material impact on the Company.

    Between August 1993 and February 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight
separate state antitrust actions in three courts in California.    These
lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II.  OTHER INFORMATION


    Between August 1993 and November 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C. 897 (MDL 997). These lawsuits are more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 as filed with the Securities and Exchange Commission and is incorporated herein by reference.

    In March 1995, the Company was named along with 30 other pharmaceutical industry-related companies in a separate complaint filed in the U.S. District Court, Eastern District of Arkansas entitled Lawrence Adams d/b/a Mc Spadden Drug Store, et al. v. Abbott Laboratories, et al., alleging similar claims as in the Federal complaint. The Company believes that this action will be consolidated into the Federal multidistrict action.

    In May 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al. This lawsuit is more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 as filed with the Securities and Exchange Commission and is incorporated herein by reference.

    In October 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9,000,000 total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, as well as the cases which have been filed in various state courts. On February 9, 1996, the class plaintiffs filed a motion for preliminary approval of a settlement with 15 of the manufacturer defendants, which, if approved by the court, would result in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Company is not a party to this settlement but retains protection afforded by the sharing

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II.  OTHER INFORMATION


agreement referenced above. After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved in various additional items of litigation. Although the amount of liability at December 31, 1995 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS
     --------

        11 Computation of earnings per share for the three months ended December 31, 1995 and 1994.

        27    Financial Data Schedule for the three months ended December 31,
              1995.


(b)  REPORTS ON FORM 8-K:


     There were no reports filed on Form 8-K during the three months ended December 31, 1995.

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



                                    By /s/ Neil F. Dimick
                                      ---------------------------------
                                           Neil F. Dimick
                                           Executive Vice President,
                                           Chief Financial Officer
                                          (Principal Financial Officer)



February 9, 1996

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                               INDEX TO EXHIBITS
                               -----------------
EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------

    11     Computation of earnings per share for the three               16
           months ended December 31, 1995 and 1994.

    27     Financial Data Schedule for the three months                  17
           ended December 31, 1995.