Form 10-Q
period 1996-03-31
BERGEN BRUNSWIG CORP
filed 1996-05-13
CIK 11454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

For the fiscal quarter ended   MARCH 31, 1996
                            ---------------------

                                       OR


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to ________________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW JERSEY                                          22-1444512
- -------------------------------                           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

4000 METROPOLITAN DRIVE, ORANGE, CALIFORNIA                      92668-3510
- ---------------------------------------------             ---------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (714) 385-4000
                                                          ---------------------

                                    NO CHANGE
- -------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of each class of                     Number of Shares Outstanding
             Common Stock                                 April 30, 1996
    -------------------------------                ----------------------------
    Class A Common Stock -
    par value $1.50 per share                               40,006,291




  INDEX TO EXHIBITS FOUND ON PAGE 16.

                           BERGEN BRUNSWIG CORPORATION


                                      INDEX

                                                                   PAGE NO.
                                                                   --------

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets, March
                       31, 1996 and September 30, 1995                  3

                    Statements of Consolidated Earnings
                       for the second quarter and six
                       months ended March 31, 1996 and 1995             4

                    Statements of Consolidated Cash Flows
                       for the six months ended
                       March 31, 1996 and 1995                          5

                    Notes to Consolidated Financial Statements          6


          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                    8



Part II.  Other Information

          Item 1.           Legal Proceedings                          11

          Item 4.           Submission of Matters to a Vote of
                            Security Holders                           14

          Item 5.           Other Information                          15

          Item 6.           Exhibits and Reports on Form 8-K           15


Signatures                                                             16


Index to Exhibits                                                      17

                                                PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                  BERGEN BRUNSWIG CORPORATION
                                                  ---------------------------
                                                  CONSOLIDATED BALANCE SHEETS
                                            MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                                    (dollars in thousands)
                                                           (Unaudited)
==================================================================================================================================
                                         March 31,  September 30,            LIABILITIES AND              March 31,  September 30,
           - - ASSETS - -                  1996         1995           - - SHAREOWNERS' EQUITY  - -         1996          1995
==================================================================================================================================
CURRENT ASSETS:                                                    CURRENT LIABILITIES:
  Cash and cash equivalents............ $   41,648   $   64,400      Accounts payable.................... $1,359,652   $1,140,466
  Accounts and notes receivable,                                     Accrued liabilities.................     76,970       84,500
    less allowance for doubtful                                      Customer credit balances............    118,424       94,766
    receivables: $24,308 at March 31,                                Income taxes payable................      1,110            -
    1996 and $21,364 at September                                    Deferred income taxes...............      6,335        7,353
    30, 1995...........................    592,304      603,830      Current portion of
  Inventories..........................  1,278,386    1,158,465        long-term obligations.............        928        1,325
  Income taxes receivable..............          -        4,801                                           ----------   ----------
  Prepaid expenses.....................     11,494       12,389        Total current liabilities.........  1,563,419    1,328,410
                                        ----------   ----------                                           ----------   ----------
    Total current assets...............  1,923,832    1,843,885
                                        ----------   ----------    LONG-TERM OBLIGATIONS:
                                                                     7 3/8% senior notes.................    149,245      149,189
                                                                     5 5/8% senior notes.................          -       99,983
                                                                     7 1/4% senior notes.................     99,679       99,662
                                                                     Revolving bank loan payable.........     70,000      159,000
PROPERTY - at cost:                                                  7% convertible subordinated
  Land.................................     12,443       12,443        debentures........................     20,609       20,914
  Building and leasehold improvements..     82,501       81,729      6 7/8% exchangeable subordinated
  Equipment and fixtures...............    153,731      144,562        debentures........................     10,575       10,575
                                        ----------   ----------      Deferred income taxes...............      2,303        2,719
    Total property.....................    248,675      238,734      Other...............................     16,183       15,729
  Less accumulated depreciation                                                                           ----------   ----------
    and amortization...................     97,639       85,675        Total long-term obligations.......    368,594      557,771
                                        ----------   ----------                                           ----------   ----------
    Property - net.....................    151,036      153,059
                                        ----------   ----------    SHAREOWNERS' EQUITY:
                                                                     Capital Stock:
                                                                       Preferred - authorized 3,000,000
                                                                         shares; issued: none............          -            -
                                                                       Class A Common - authorized
                                                                         100,000,000 shares; issued:
OTHER ASSETS:                                                            44,357,528 shares at March 31,
  Excess of cost over net assets of                                      1996 and 44,183,074 shares at
    acquired companies.................    336,648      341,125          September 30, 1995..............     66,536       66,275
  Investments..........................      3,826        3,799      Paid-in capital.....................    165,570      163,075
  Noncurrent receivables...............     10,676        7,706      Net unrealized loss on investments,
  Deferred charges and other assets....     54,702       55,956        net of income tax of $100 at
                                        ----------   ----------        March 31, 1996 and $121 at
    Total other assets.................    405,852      408,586        September 30, 1995................       (157)        (319)
                                        ----------   ----------      Retained earnings...................    404,669      378,229
                                                                                                          ----------   ----------
                                                                       Total.............................    636,618      607,260
                                                                     Less Treasury shares at cost:
                                                                       4,354,558 shares at March 31,
                                                                       1996 and September 30, 1995.......     87,911       87,911
                                                                                                          ----------   ----------
                                                                       Total shareowners' equity.........    548,707      519,349
                                                                                                          ----------   ----------
                                                                   TOTAL LIABILITIES AND
TOTAL ASSETS........................... $2,480,720   $2,405,530       SHAREOWNERS' EQUITY................ $2,480,720   $2,405,530
                                        ==========   ==========                                           ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                                                                 3

                                        BERGEN BRUNSWIG CORPORATION
                                        ---------------------------

                                   STATEMENTS OF CONSOLIDATED EARNINGS
                               FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                                         MARCH 31, 1996 AND 1995
                                 (in thousands except per share amounts)

                                               (Unaudited)

                                                  SECOND QUARTER                      SIX MONTHS
                                         ------------------------------     ------------------------------
                                             1996            1995               1996            1995

                                         ------------------------------     ------------------------------
Net sales and other revenues                $2,454,360      $2,084,216         $4,831,722      $4,068,079
                                         --------------  --------------     --------------  --------------
Costs and expenses:
  Cost of sales                              2,306,477       1,956,668          4,549,612       3,824,588
  Distribution, selling, general and
    administrative expenses                    104,681          89,144            203,935         174,936
                                         --------------  --------------     --------------  --------------
      Total costs and expenses               2,411,158       2,045,812          4,753,547       3,999,524
                                         --------------  --------------     --------------  --------------
Operating earnings                              43,202          38,404             78,175          68,555
Net interest expense                             8,048           7,603             16,078          14,394
                                         --------------  --------------     --------------  --------------
Earnings before taxes on income                 35,154          30,801             62,097          54,161
Taxes on income                                 14,765          12,937             26,081          22,748
                                         --------------  --------------     --------------  --------------
Net earnings                                $   20,389      $   17,864         $   36,016      $   31,413
                                         ==============  ==============     ==============  ==============

Earnings per common and
  common equivalent share                   $      .51      $      .45         $      .90      $      .79
                                         ==============  ===============    ==============  ==============

Cash dividends per share of
   Class A Common Stock                     $     .120      $     .120         $     .240      $     .234
                                         ==============  ===============    ==============  ==============


See accompanying Notes to Consolidated Financial Statements.


                                                             4

                                       BERGEN BRUNSWIG CORPORATION
                                       ---------------------------

                                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                                        FOR THE SIX MONTHS ENDED
                                         MARCH 31, 1996 AND 1995
                                             (in thousands)

                                                                     -------------------------------------
                                                                           1996                1995

                                                                     -------------------------------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES
Net earnings                                                                 $ 36,016            $ 31,413
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
  Provision for doubtful accounts                                               4,111               2,998
  Depreciation and amortization of property                                    12,128               9,584
  Deferred compensation                                                           953                 973
  Amortization of customer lists                                                  874                 874
  Amortization of excess of cost over net assets of acquired companies          4,797               4,425
  Deferred income taxes                                                        (1,456)                (40)
  Amortization of original issue discount on senior notes                          90                  83
  Amortization of deferred financing costs                                        235                 445
  Gain on dispositions of property                                                (11)               (351)
  Effects of changes on:
    Receivables                                                                 4,445              (5,977)
    Inventories                                                              (119,921)            (42,022)
    Prepaid expenses and other assets                                             769               3,150
    Accounts payable                                                          219,186              (5,912)
    Accrued liabilities                                                        (7,530)            (27,970)
    Customer credit balances                                                   23,658              (7,439)
    Income taxes payable                                                        5,911                 187
                                                                     -----------------    ----------------
       Net cash flows from operating activities                               184,255             (35,579)
                                                                     -----------------    ----------------
INVESTING ACTIVITIES
Sale of other investments                                                         156               2,516
Property acquisitions                                                         (10,129)            (27,039)
Proceeds from dispositions of property                                             35                 414
                                                                     -----------------    ----------------
       Net cash flows from investing activities                                (9,938)            (24,109)
                                                                     -----------------    ----------------
FINANCING ACTIVITIES
Repayment of senior notes                                                    (100,000)                  -
Repayment of revolving bank loan                                              (89,000)                  -
Proceeds from revolving bank loan                                                   -             105,000
Repayment of other obligations                                                   (945)             (2,148)
Redemption of convertible subordinated debentures                                (305)                (20)
Shareowners' equity transactions:
  Exercise of stock options                                                     2,757                 877
  Cash dividends on Common Stock                                               (9,576)             (9,243)
                                                                     -----------------    ----------------
       Net cash flows from financing activities                              (197,069)             94,466
                                                                     -----------------    ----------------
Net (decrease) increase in cash and cash equivalents                          (22,752)             34,778
Cash and cash equivalents at beginning of period                               64,400               5,264
                                                                     -----------------    ----------------
Cash and cash equivalents at end of period                                   $ 41,648            $ 40,042
                                                                     =================    ================


SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest                                                                  $  17,308           $  14,549
  Income taxes                                                                 22,288              22,602

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

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

B. On March 15, 1996, the Company's credit agreement (the "Credit Agreement") with a group of banks was amended to, among other things, increase the maximum borrowing to $400 million and to extend the maturity date to March 15, 2001. Borrowings outstanding under the Credit Agreement were $70 million at March 31, 1996. Outstanding borrowings under the Credit Agreement averaged $149 million during the three months ended March 31, 1996.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


         The Company filed a shelf registration statement with the Securities and Exchange Commission which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of such securities for general corporate purposes, which may include, without limitations, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. Pending such application, the net proceeds may be temporarily invested in short term securities. Any offering of such securities shall be made only by means of a prospectus.

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

D. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock), after giving effect each period to the 5% stock dividend declared January 26, 1995. Earnings per share are based upon 40,259,894 shares and 39,969,328 shares for the second quarter ended March 31, 1996 and 1995, respectively, and 40,173,445 shares and 39,568,272 shares for the respective six-month year-to-date periods.

E. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the second quarter and first six months of fiscal 1996 are not necessarily indicative of results to be expected for the full year.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

For the quarter ended March 31, 1996, net sales and other revenues increased 18%, while operating earnings and pre-tax earnings increased 12% and 14%, respectively, from the quarter ended March 31, 1995. For the six months ended March 31, 1996, net sales and other revenues increased 19%, while operating earnings and pre-tax earnings increased 14% and 15%, respectively, compared to the six-month period ended March 31, 1995.

Of the 18% increase in net sales and other revenues for the quarter, approximately 2% is attributable to the acquisition of Colonial Healthcare Supply Co. ("Colonial") in August 1995. Of the 19% increase in net sales and other revenues for the six-month period, approximately 3% in the aggregate is attributable to the acquisitions of Colonial and Biddle & Crowther Company in January 1995, both privately-held medical-surgical supply distributors. Approximately 16% of the net sales and other revenues increase for both the quarter and six-month period reflects internal growth within the Company's existing pharmaceutical business.

Earnings per share for the second quarter and first six months of fiscal 1996 increased 13% and 14%, respectively, on increases of 1% and 2%, respectively, in the average number of common and common equivalent shares outstanding.

Cost of sales increased 18% and 19% from the second quarter and six-month period of fiscal 1995, respectively, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues for the second quarter and first six months decreased as a result of a decrease in gross margins due to continued price competition and customer mix in the Company's pharmaceutical distribution business, partially offset by sales from the Company's higher gross margin medical-surgical supply distribution business. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or the lack thereof, does influence the profitability of the Company.

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution business during the fiscal year ending September 30, 1996 because of continued price competition influenced by large customers. The Company

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


expects that these pressures on operating margin may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reduction of distribution, selling, general and administrative expenses ("DSG&A") as a percentage of net sales and other revenues through improved operating efficiencies.

DSG&A increased 17% over both the prior year quarter and six-month period while net sales and other revenues increased 18% and 19% over the prior year quarter and six-month period, respectively. These expenses as a percent of net sales and other revenues were 4.3% in both the second quarter of fiscal 1996 and 1995 and were 4.2% and 4.3% of net sales and other revenues in the current and prior year six-month periods, respectively. The decreased DSG&A as a percentage of net sales and other revenues in the current year six-month period reflects continued operating efficiencies, including the positive effects of the continuing consolidation of distribution divisions into larger regional distribution centers, partially offset by increased DSG&A in the Company's medical-surgical supply business.

Net interest expense increased from $7.6 million to $8.1 million for the second quarter and increased from $14.4 million to $16.1 million for six-month period of fiscal 1996 primarily due to interest on the $100 million 7 1/4% Senior Notes issued June 1, 1995, partially offset by decreased borrowings under the Credit Agreement.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1996, capitalization consisted of 39% debt and 61% equity, compared to 51% and 49%, respectively, at September 30, 1995. The decreased debt percentage primarily reflects decreased borrowings under the Credit Agreement. Borrowings under the Credit Agreement were $70.0 million and $159.0 million at March 31, 1996 and September 30, 1995, respectively. Cash and cash equivalents of $41.6 million at March 31, 1996 decreased from $64.4 million at September 30, 1995, primarily as a result of decreased borrowings under the Credit Agreement, partially offset by an increase in net cash flows from operating activities (principally due to a decrease in investment in inventories, net of trade accounts payable).

Capital expenditures for the six months ended March 31, 1996 were $10.1 million and relate principally to additional investment in existing locations, including the acquisition of automated warehouse equipment and additional investments in data processing equipment.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Cash dividends on Class A Common Stock amounted to $9.6 million for the six months ended March 31, 1996 and $9.2 million for the same period in the prior year, reflecting the increased number of shares of Class A Common Stock outstanding.

The Company believes that internally  generated funds, funds available under the
existing  Credit   Agreement  and  funds  available  under  the  existing  shelf registration will be sufficient to meet anticipated cash and capital needs.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


                  Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of March 31, 1996, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993, neither of which has been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collaterize the note and trade receivables. The Company and Drug Barn have entered into litigation relating to these obligations which is more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 as filed with the Securities and Exchange Commission and is incorporated herein by reference. Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in July 1993 and remains in possession pursuant to 11 U.S.C.
Section 1107. In April 1994, this consolidated matter (excluding the bankruptcy court matters) was transferred to the San Francisco County Superior Court along with the California state actions referenced in the next paragraph. A trial date on principally the contract-related actions may occur during calendar 1996, if the bankruptcy reorganization plan referred to below is not confirmed. In April 1996, the Company filed a second plan of reorganization with the Bankruptcy Court to resolve all of its claims with Drug Barn and its guarantors. The plan of reorganization provides for, among other things, a sale of all Drug Barn's assets, a distribution of the asset sale proceeds to creditors and a settlement of all claims of any nature between the Company and Drug Barn (but not its guarantors). This plan is subject to confirmation by the Bankruptcy Court and, if approved, will not have a material impact on the Company.

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

                  Between August 1993 and November 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, IN RE BRAND-NAME PRESCRIPTION DRUGS ANTITRUST LITIGATION, No. 94 C. 897 (MDL 997). On April 4, 1996, and upon motion brought by the Company and each of the

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


wholesale defendants, the District Court granted summary judgment in favor of all wholesalers which has the effect of dismissing these defendants from this suit. Plaintiffs have indicated that they plan to appeal this decision. These lawsuits are more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 as filed with the Securities and Exchange Commission and is incorporated herein by reference.

                  In March 1995, the Company was named along with 30 other pharmaceutical industry-related companies in a separate complaint filed in the U.S. District Court, Eastern District of Arkansas entitled LAWRENCE ADAMS D/B/A MC SPADDEN DRUG STORE, ET AL. V. ABBOTT LABORATORIES, ET AL., alleging similar claims as in the Federal complaint. This action has been consolidated into the Federal multidistrict action.

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

                  In October 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9,000,000 total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, as well as the cases which have been filed in various state courts. On February 9, 1996, the class plaintiffs filed a motion for preliminary approval of a settlement with 15 of the manufacturer defendants, which would result in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court did not grant approval for the settlement and the plaintiffs have indicated that this decision will be appealed. The Company is not a party to this proposed settlement but retains protection afforded by the sharing agreement referenced

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


above. After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial position or results of operations.

                  The Company is involved in various additional items of litigation. Although the amount of liability at March 31, 1996 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



The Annual Meeting of Shareowners of the Company was held on January 25, 1996 in Orange, California and the following matters, as listed in the Proxy Statement dated December 14, 1995, were voted upon:

    (a) All of management's nominees for the Company's Board of Directors were elected (for a term ending in the year so indicated) with the following vote:

             NOMINEE                              FOR               WITHHELD
             -------                              ---               --------

             Jose E. Blanco, Sr. (1999)       35,060,574             187,447

             Neil F. Dimick (1998)            35,068,795             187,447

             Charles J. Lee (1999)            35,046,656             201,365

             George R. Liddle (1999)          35,068,099             179,922

             Donald R. Roden (1998)           35,069,264             178,757

             George E. Reinhardt, Jr. (1999)  35,068,864             179,157

             Directors whose term of office continued after the Annual Meeting were: Rodney H. Brady, John Calasibetta, Charles C. Edwards, M.D., Robert E. Martini, James R. Mellor, Francis G. Rodgers and Dwight A. Steffensen (see Item 5. below).

    (b) Shareowner proposal relating to the declassification of the Company's Board of Directors was not approved and votes were as follows:

                                                                    Broker
             FOR                 AGAINST         ABSTAINED         NON-VOTES
             ---                 -------         ---------         ---------
             13,690,869         15,563,618        375,408          5,618,126

    (c) Shareowner proposal relating to compensation of non-employee members of the Company's Board of Directors was not approved and votes were as follows:

                                                                    Broker
             FOR                 AGAINST         ABSTAINED         NON-VOTES
             ---                 -------         ---------         ---------
             5,101,496          24,112,510        415,889          5,618,126

                                       14

ITEM 5.  OTHER INFORMATION


         On February 2, 1996, the Company  accepted the  resignation  of Dwight
         A. Steffensen from its Board of Directors. Mr. Steffensen, a Director since 1985, had resigned his position as the Company's President and Chief Operating Officer in October of 1995 to pursue other interests. Mr. Steffensen has agreed to provide consulting services to the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS


           11 Computation of earnings per share for the second quarter and six months ended March 31, 1996 and 1995.

           27       Financial  Data  Schedule for the six months ended
                    March 31, 1996.

           99(a) First Amendment to Amended and Restated Credit Agreement dated as of February 27, 1995.

           99(b) Second Amendment to Amended and Restated Credit Agreement dated as of March 16, 1996.


(b)      REPORTS ON FORM 8-K:


         There were no reports filed on Form 8-K during the three months ended March 31, 1996.

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





May 8, 1996

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                           PAGE NO.
- -----------                                                           --------


    11     Computation of earnings per share for the second              18
           quarter and six months ended March 31, 1996 and 1995.

    27     Financial Data Schedule for the six months ended              19
             March 31, 1996.

    99(a)  First Amendment to Amended and Restated Credit                20
             Agreement dated as of February 27, 1995.

    99(b)  Second Amendment to Amended and Restated Credit               26
            Agreement dated as of March 16, 1996.