Form 10-Q
period 1996-06-30
BERGEN BRUNSWIG CORP
filed 1996-08-13
CIK 11454

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

For the fiscal quarter ended   JUNE 30, 1996
                            ----------------------
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to _________________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         NEW JERSEY                                            22-1444512
- ---------------------------------------                 ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

4000 METROPOLITAN DRIVE, ORANGE, CALIFORNIA                      92868-3510
- -------------------------------------------                 --------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code               (714) 385-4000
                                                               ----------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title Of Each Class Of                  Number Of Shares Outstanding
              Common Stock                               July 31, 1996
      ------------------------------------        ----------------------------
      Class A Common Stock -
      par value $1.50 per share                      40,045,014





  INDEX TO EXHIBITS FOUND ON PAGE 15.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


                                      INDEX
                                      -----

                                                                      PAGE NO.
                                                                      --------

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets, June
                       30, 1996 and September 30, 1995                     3

                    Statements of Consolidated Earnings
                       for the third quarter and nine
                       months ended June 30, 1996 and 1995                 4

                    Statements of Consolidated Cash Flows
                       for the nine months ended
                       June 30, 1996 and 1995                              5

                    Notes to Consolidated Financial Statements             6


          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                       8



Part II.  Other Information

          Item 1.   Legal Proceedings                                     11

          Item 6.   Exhibits and Reports on Form 8-K                      13


Signatures                                                                14


Index to Exhibits                                                         15

                                                 PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                   BERGEN BRUNSWIG CORPORATION
                                                   ---------------------------
                                                   CONSOLIDATED BALANCE SHEETS
                                               JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                                      (dollars in thousands)
                                                           (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
                                        June 30,   September 30,             LIABILITIES AND              June 30,    September 30,
                - - ASSETS - -            1996         1995           - - SHAREOWNERS' EQUITY - -          1996           1995

- ------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:                                                 CURRENT LIABILITIES:
  Cash and cash equivalents .......... $   32,241   $   64,400    Accounts payable ....................... $1,178,603   $1,140,466
  Accounts and notes receivable,                                  Accrued liabilities ....................     77,092       84,500
    less allowance for doubtful                                   Customer credit balances ...............    124,352       94,766
    receivables: $26,338 at June 30,                              Income taxes payable ...................        842         --
    1996 and $21,364 at September                                 Deferred income taxes ..................      3,728        7,353
    30, 1995 .........................    589,923      603,830    Current portion of
  Inventories ........................  1,172,197    1,158,465       long-term obligations ...............      2,956        1,325
  Income taxes receivable ............       --          4,801                                             ----------   ----------
  Prepaid expenses ...................      6,983       12,389             Total current liabilities .....  1,387,573    1,328,410
                                       ----------   ----------                                             ----------   ----------
           Total current assets ......  1,801,344    1,843,885
                                       ----------   ----------  LONG-TERM OBLIGATIONS:
                                                                  7 3/8% senior notes ....................    149,272      149,189
                                                                  5 5/8% senior notes ....................       --         99,983
                                                                  7 1/4% senior notes ....................     99,688       99,662
                                                                  Revolving bank loan payable ............    109,000      159,000
PROPERTY  - at cost:                                              7% convertible subordinated
  Land ...............................     12,978       12,443       debentures ..........................     20,609       20,914
  Building and leasehold improvements      82,537       81,729    6 7/8% exchangeable subordinated
  Equipment and fixtures .............    155,161      144,562       debentures ..........................      8,425       10,575
                                       ----------   ----------    Deferred income taxes ..................      2,577        2,719
           Total property ............    250,676      238,734    Other ..................................     17,625       15,729
  Less accumulated depreciation                                                                            ----------   ----------
     and amortization.................    103,406       85,675             Total long-term obligations ...    407,196      557,771
                                       ----------   ----------                                             ----------   ----------
           Property - net ............    147,270      153,059
                                       ----------   ----------  SHAREOWNERS' EQUITY:
                                                                  Capital Stock:
                                                                     Preferred - authorized 3,000,000
                                                                        shares; issued: none .............       --           --
                                                                     Class A Common - authorized
OTHER ASSETS:                                                           100,000,000 shares; issued:
  Excess of cost over net assets                                        44,392,328 shares at June 30,
     of acquired companies ...........    334,342      341,125          1996 and 44,183,074 shares at
  Investments ........................      5,497        3,799          September 30, 1995................     66,588       66,275
  Noncurrent receivables .............     10,678        7,706    Paid-in capital ........................    166,080      163,075
  Deferred charges and other assets ..     60,018       55,956    Net unrealized gain (loss) on
                                       ----------   ----------       investments, net of income tax
           Total other assets ........    410,535      408,586       of $356 at June 30, 1996 and $(121)
                                       ----------   ----------       at September 30, 1995 ...............        559         (319)
                                                                  Retained earnings ......................    419,064      378,229
                                                                                                           ----------   ----------
                                                                     Total ...............................    652,291      607,260
                                                                  Less Treasury shares at cost:
                                                                     4,354,558 shares at June 30,
                                                                     1996 and September 30, 1995 .........     87,911       87,911
                                                                                                           ----------   ----------
                                                                           Total shareowners' equity .....    564,380      519,349
                                                                                                           ----------   ----------
TOTAL ASSETS .........................  $2,359,149   $2,405,530  TOTAL LIABILITIES AND
                                        ==========   ==========     SHAREOWNERS' EQUITY .................. $2,359,149   $2,405,530
                                                                                                           ==========   ==========


See accompanying Notes to Consolidated Financial Statements.

                                                                 3

                              BERGEN BRUNSWIG CORPORATION
                              ---------------------------
                          STATEMENTS OF CONSOLIDATED EARNINGS
                      FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                                JUNE 30, 1996 AND 1995
                        (in thousands except per share amounts)
                                      (Unaudited)

                                             THIRD QUARTER                NINE MONTHS
                                        ------------------------   -----------------------
                                            1996         1995          1996        1995
                                        ------------------------   -----------------------
Net sales and other revenues .........   $2,492,194   $2,157,361   $7,323,916   $6,225,440
                                         ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of sales ......................    2,347,302    2,033,311    6,896,914    5,857,899
  Distribution, selling, general and
    administrative expenses ..........      104,244       88,268      308,179      263,204
                                         ----------   ----------   ----------   ----------
      Total costs and expenses .......    2,451,546    2,121,579    7,205,093    6,121,103
                                         ----------   ----------   ----------   ----------
Operating earnings ...................       40,648       35,782      118,823      104,337
Net interest expense .................        7,553        6,688       23,631       21,082
                                         ----------   ----------   ----------   ----------
Earnings before taxes on income ......       33,095       29,094       95,192       83,255
Taxes on income ......................       13,900       12,219       39,981       34,967
                                         ----------   ----------   ----------   ----------
Net earnings .........................   $   19,195   $   16,875   $   55,211   $   48,288
                                         ==========   ==========   ==========   ==========


Earnings per common and
  common equivalent share ............   $      .48   $      .42   $     1.37   $     1.22
                                         ==========   ==========   ==========   ==========


Cash dividends per share of
   Class A Common Stock ..............   $     .120   $     .120   $     .360   $     .354
                                         ==========   ==========   ==========   ==========


See accompanying Notes to Consolidated Financial Statements.

                                                    4

                                               BERGEN BRUNSWIG CORPORATION
                                               ---------------------------
                                         STATEMENTS OF CONSOLIDATED CASH FLOWS
                                               FOR THE NINE MONTHS ENDED
                                                JUNE 30, 1996 AND 1995
                                                    (in thousands)
                                                                           -------------------------
                                                                                1996         1995

                                                                           -------------------------
                                                                                  (Unaudited)
OPERATING ACTIVITIES
Net earnings .............................................................   $  55,211    $  48,288
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
  Provision for doubtful accounts ........................................       6,975        4,383
  Depreciation and amortization of property ..............................      18,423       14,800
  Deferred compensation ..................................................       1,408          853
  Amortization of customer lists .........................................       1,312        1,312
  Amortization of excess of cost over net assets of acquired companies ...       7,182        6,673
  Amortization of original issue discount on senior notes ................         126          128
  Amortization of deferred financing costs and other intangible assets ...       1,294        1,316
  Deferred income taxes ..................................................      (4,245)         417
  Loss (gain) on dispositions of property ................................          24         (154)
  Effects of changes on:
    Receivables ..........................................................       3,960      (14,137)
    Inventories ..........................................................     (13,732)    (154,445)
    Prepaid expenses and other assets ....................................      (1,588)         551
    Accounts payable .....................................................      38,137       83,088
    Accrued liabilities ..................................................      (7,408)     (32,939)
    Customer credit balances .............................................      29,586        1,802
    Income taxes receivable ..............................................       5,643          798
                                                                             ---------    ---------
       Net cash flows from operating activities ..........................     142,308      (37,266)
                                                                             ---------    ---------
INVESTING ACTIVITIES
Property acquisitions ....................................................     (12,693)     (35,931)
Proceeds from dispositions of property ...................................          35        1,446
(Purchase) sale of other investments .....................................        (343)      13,951
                                                                             ---------    ---------
       Net cash flows from investing activities ..........................     (13,001)     (20,534)
                                                                             ---------    ---------
FINANCING ACTIVITIES
Repayment of senior notes ................................................    (100,000)        --
Repayment of revolving bank loan .........................................     (50,000)        --
Redemption of convertible subordinated debentures ........................        (305)         (20)
Repayment of other obligations ...........................................      (1,152)      (3,455)
Increase in other obligations ............................................       1,048         --
Proceeds from issuance of senior notes ...................................        --         99,650
Proceeds from revolving bank loan ........................................        --         20,000
Shareowners' equity transactions:
  Exercise of stock options ..............................................       3,319        1,315
  Cash dividends on Common Stock .........................................     (14,376)     (14,017)
                                                                             ---------    ---------
       Net cash flows from financing activities ..........................    (161,466)     103,473
                                                                             ---------    ---------
Net (decrease) increase in cash and cash equivalents .....................     (32,159)      45,673
Cash and cash equivalents at beginning of period .........................      64,400        5,264
                                                                             ---------    ---------
Cash and cash equivalents at end of period ...............................   $  32,241    $  50,937
                                                                             =========    =========


SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the period for:
  Interest ...............................................................   $  23,216    $  16,486
  Income taxes ...........................................................      39,006       33,805


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

B. On March 15, 1996, the Company's credit agreement (the "Credit Agreement") with a group of banks was amended to, among other things, increase the maximum borrowing to $400 million and to extend the maturity date to March 15, 2001. Borrowings outstanding under the Credit Agreement were $109 million at June 30, 1996. Outstanding borrowings under the Credit Agreement averaged $165 million during the three months ended June 30, 1996.

      On January 15, 1996, the Company repaid the $100 million aggregate principal amount of its 5 5/8% Senior Notes (the "5 5/8% Notes") plus accrued interest. These notes were issued in January 1993 pursuant to the $400 million shelf registration filed by the Company in December 1992.

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

      On July 15, 1996, the Company elected to redeem approximately $2.2 million of principal amount of its 6 7/8% Exchangeable Subordinated Debentures plus accrued interest.

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

D. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock), after giving effect each period to the 5% stock dividend declared January 26, 1995. Earnings per share are based upon 40,323,620 shares and 40,049,920 shares for the third quarter ended June 30, 1996 and 1995, respectively, and 40,223,503 shares and 39,728,822 shares for the respective nine-month year-to-date periods.

E. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the third quarter and first nine months of fiscal 1996 are not necessarily indicative of results to be expected for the full year.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
- ---------------------

For the quarter ended June 30, 1996, net sales and other revenues increased 16%, while operating earnings and pre-tax earnings both increased 14% from the quarter ended June 30, 1995. For the nine months ended June 30, 1996, net sales and other revenues increased 18%, while operating earnings and pre-tax earnings both increased 14% compared to the nine-month period ended June 30, 1995.

Of the 16% increase in net sales and other revenues for the quarter, approximately 2% is attributable to the acquisition of Colonial Healthcare Supply Co. ("Colonial"), a privately-held medical-surgical supply distributor, in August 1995. Of the 18% increase in net sales and other revenues for the nine-month period, approximately 2% is attributable to Colonial. Approximately 14% of the net sales and other revenues increase for the quarter and approximately 16% of the increase for the nine-month period reflects internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

Earnings per share for the third quarter and first nine months of fiscal 1996 increased 14% and 12%, respectively, on an increase of 1% in the average number of common and common equivalent shares outstanding.

Cost of sales increased 15% and 18% from the third quarter and nine-month period of fiscal 1995, respectively, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues for the third quarter of fiscal 1996 increased as a result of an increase in gross margins due to a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business and increased opportunities for investment buying, partially offset by continued price competition and a change in customer mix in the Company's pharmaceutical distribution business. The overall gross profit as a percent of net sales and other revenues for the first nine months decreased as a result of a decrease in gross margins due to continued price competition and a change in customer mix in the Company's pharmaceutical distribution business, partially offset by sales from the Company's higher gross margin medical-surgical supply distribution business. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or the lack thereof, does influence the profitability of the Company.

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

DSG&A increased 18% and 17% over the prior year quarter and nine-month period, respectively, while net sales and other revenues increased 16% and 18% over the prior year quarter and nine-month period, respectively. These expenses as a percent of net sales and other revenues were 4.2% and 4.1% in the third quarter of fiscal 1996 and 1995, respectively, and were 4.2% of net sales and other revenues in both the current and prior year nine-month periods, respectively. The increased DSG&A as a percentage of net sales and other revenues in the current year quarter and the "flat" DSG&A percentage in the nine-month period are both primarily attributable to increased DSG&A in the Company's medical-surgical supply business, principally due to the acquisition of Colonial. These expense ratios were offset by decreased DSG&A as a percentage of net sales and other revenues in both the current year quarter and nine-month periods reflecting continued operating efficiencies, including the positive effects of the continuing consolidation of distribution divisions into larger regional distribution centers.

Net interest expense increased from $6.7 million to $7.6 million for the third quarter of fiscal 1996, primarily due to interest on the $100 million 7 1/4% Senior Notes issued June 1, 1995 (the "7 1/4% Notes") and increased borrowings under the Credit Agreement, partially offset by decreased interest due to the repayment of the 5 5/8% Notes on January 15, 1996. Net interest expense increased from $21.1 million to $23.6 million for nine-month period primarily due to interest on the 7 1/4% Notes, partially offset by decreased interest on the 5 5/8% Notes and decreased borrowings under the Credit Agreement.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996, capitalization consisted of 41% debt and 59% equity, compared to 51% and 49%, respectively, at September 30, 1995. The decreased debt percentage primarily reflects decreased borrowings under the Credit Agreement. Borrowings under the Credit Agreement were $109.0 million and $159.0 million at June 30, 1996 and September 30, 1995, respectively. Cash and cash equivalents of

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


$32.2 million at June 30, 1996 decreased from $64.4 million at September 30, 1995, primarily as a result of decreased borrowings under the Credit Agreement, partially offset by an increase in net cash flows from operating activities (principally due to a decrease in investment in inventories, net of trade accounts payable).

Capital expenditures for the nine months ended June 30, 1996 were $12.7 million and relate principally to additional investment in existing locations, including the acquisition of automated warehouse equipment and additional investments in data processing equipment.

Cash dividends on Class A Common Stock amounted to $14.4 million for the nine months ended June 30, 1996 and $14.0 million for the same period in the prior year, reflecting the increased number of shares of Class A Common Stock outstanding.

The Company believes that internally  generated funds, funds available under the
existing  Credit   Agreement  and  funds  available  under  the  existing  shelf registration will be sufficient to meet anticipated cash and capital needs.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


            Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, currently with two operating stores, owed the Company approximately $6.2 million in principal obligations as of June 30, 1996, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993, neither of which has been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collaterize the note and trade receivables. The Company and Drug Barn have entered into litigation relating to these obligations which is more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 as filed with the Securities and Exchange Commission and is incorporated herein by reference. Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in July 1993 and remains in possession pursuant to 11 U.S.C.
Section 1107. In April 1994, this consolidated matter (excluding the bankruptcy court matters) was transferred to the San Francisco County Superior Court along with the California state actions referenced in the next paragraph. A trial date on principally the contract-related actions may occur during calendar 1996, if the bankruptcy reorganization plan referred to below is not confirmed. In April 1996, the Company filed a plan of reorganization with the Bankruptcy Court to resolve all of its claims with Drug Barn and its guarantors. The plan of reorganization provides for, among other things, a sale of all Drug Barn's assets, a distribution of the asset sale proceeds to creditors and a settlement of all claims of any nature between the Company and Drug Barn (but not its guarantors, Milton and Barbara Sloban). The Company's plan was confirmed by the Bankruptcy Court on June 14, 1996. The actions brought by Milton and Barbara Sloban and the Company's collection suit are scheduled to commence trial on August 14, 1996 in San Francisco County Superior Court.

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

            Between August 1993 and November 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, IN RE

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


BRAND-NAME PRESCRIPTION DRUGS ANTITRUST LITIGATION, No. 94 C. 897 (MDL 997). On April 4, 1996, and upon motion brought by the Company and each of the wholesale defendants, the District Court granted summary judgment in favor of all wholesalers which has the effect of dismissing these defendants from this suit. Plaintiffs have indicated that they plan to appeal this decision. These lawsuits are more fully detailed in "Item 3 - Legal Proceedings" of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 as filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

            In October 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1,000,000; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9,000,000 total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, as well as the cases which have been filed in various state courts. A second motion was filed by the class plaintiffs for preliminary approval of a settlement with 12 of the manufacturer defendants, which would result in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court granted preliminary approval for the settlement. The Company

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION



is not a party to this proposed settlement but retains protection afforded by the sharing agreement referenced above. After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial position or results of operations.

            The Company is involved in various additional items of litigation. Although the amount of liability at June 30, 1996 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS
      --------

      11 Computation of earnings per share for the third quarter and nine months ended June 30, 1996 and 1995.

      27      Financial Data Schedule for the nine months ended June 30, 1996.



(b)   REPORTS ON FORM 8-K:
      -------------------

      There were no reports filed on Form 8-K during the three months ended June 30, 1996.

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





August 12, 1996

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                            PAGE NO.
- -----------                                                            --------


    11      Computation of earnings per share for the third               16
            quarter and nine months ended June 30, 1996 and 1995.

    27      Financial Data Schedule for the nine months ended             17
            June 30, 1996.