Form 10-K
period 1996-09-30
BERGEN BRUNSWIG CORP
filed 1996-12-30
CIK 11454

EXHIBIT INDEX                                            TOTAL NUMBER OF PAGES
FOUND ON PAGE 63.                                        INCLUDED IN THIS ANNUAL
                                                         REPORT IS 94.
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 1996
                          ------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES  EXCHANGE ACT OF 1934

For the  transition period from _______________ to ________________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEW JERSEY                                      22-1444512
     -------------------------------                 -----------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

      4000 METROPOLITAN DRIVE, ORANGE, CALIFORNIA           92868-3598
     ---------------------------------------------          ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (714) 385-4000
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                             WHICH REGISTERED
        -------------------                             ----------------
Class A Common Stock                              New York Stock Exchange
Par Value $1.50 per share

6 7/8% Exchangeable Subordinated                  New York Stock Exchange
Debentures due July 15, 2011

$150,000,000 7 3/8% Senior Notes                  New York Stock Exchange
due 2003

Securities registered pursuant to Section 12(g) of the Act:
7% Convertible Subordinated Debentures due March 1, 2006 - Durr-Fillauer Medical, Inc.

================================================================================

                             (Cover page continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

At  November  30,  1996,   40,091,818  shares  of  Class  A  Common  Stock  were
outstanding. The aggregate market value of the voting Class A Common Stock held by nonaffiliates of the registrant on November 30, 1996 was $1,035,575,483.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       ===================================


List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive proxy statement dated December 22, 1994 relating to the registrant's annual meeting of shareowners held January 26, 1995, as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part IV.

The Company's Current Report on Form 8-K dated November 10, 1996, relating to the execution of a definitive merger agreement with IVAX Corporation, as filed with the Securities and Exchange Commission, is incorporated herein by reference in Part I.

                                TABLE OF CONTENTS


                                     PART I
                                     ------
ITEM                                                                       PAGE
----                                                                       ----

1.   Business                                                             I - 1

2.   Properties                                                           I - 5

3.   Legal Proceedings                                                    I - 5

4.   Submission of Matters to a Vote of Security Holders                  I - 9

4A.  Executive Officers of the Registrant                                 I - 9


                                     PART II
                                     -------

5.   Market for the Registrant's Common Equity and                       II - 1
         Related Stockholder Matters

6.   Selected Financial Data                                             II - 2

7.   Management's Discussion and Analysis of Financial                   II - 3
         Condition and Results of Operations

8.   Financial Statements and Supplementary Data                         II - 8

9.   Changes in and Disagreements with Accountants                       II - 27
         on Accounting and Financial Disclosure


                                    PART III
                                    --------

10.  Directors and Executive Officers of the Registrant                 III - 1

11.  Executive Compensation                                             III - 4

12.  Security Ownership of Certain Beneficial Owners                    III - 11
         and Management

13.  Certain Relationships and Related Transactions                     III - 13


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

     Signatures                                                          IV - 7

                                     PART I

ITEM 1.     BUSINESS

            A.    GENERAL DEVELOPMENT OF BUSINESS
                  -------------------------------

                  Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") are a diversified drug and health care distribution organization and is the nation's largest supplier of pharmaceuticals to the managed care market and the second largest wholesaler to the retail pharmacy market. The Company is the only pharmaceutical distributor to provide both pharmaceuticals and medical-surgical supplies on a national basis.

                  On November 11, 1996, the Company announced that it had entered into a definitive merger agreement with IVAX Corporation ("IVAX"). IVAX, headquartered in Miami, Florida, is a holding company with subsidiaries engaged in the research, development, manufacture and distribution of health care products, including generic and branded pharmaceuticals, intravenous solutions and related products, and IN VITRO diagnostics. The agreement, which has been unanimously approved by the Board of Directors of the Company and IVAX, calls for the formation of a new combined company to be known as BBI Healthcare Corporation ("BBI"), which will be headquartered in Miami, Florida. Under the agreement, BBI will acquire both the Company and IVAX through an exchange of common stock, whereby IVAX shareowners will receive 0.42 shares of common stock of BBI for each share of IVAX common stock and the Company's shareowners will receive 1.00 share of BBI common stock for each share of Class A Common Stock of the Company. After the merger, BBI is expected to have approximately 91 million shares outstanding of which the Company and IVAX shareowners will hold approximately 44% and 56%, respectively.

                  The merger is expected to be accounted for as a pooling of interests, and is expected to be tax-free to shareowners. The merger is expected to close during the first calendar quarter of 1997, subject to regulatory approvals, the approval of the Company and IVAX shareowners, and certain other conditions. Additional information regarding the proposed business combination is set forth in the Company's Current Report on Form 8-K dated November 12, 1996, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                  On August 7, 1996, the Company  acquired certain net assets of
Oncology Supply Company ("Oncology"), a privately-held oncology supply distributor located in Dothan, Alabama, for approximately $5.8 million in cash plus expenses and the assumption of certain liabilities. The Oncology acquisition is more fully described in Note 4 of Notes to Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

                  The Company filed a shelf registration statement with the Securities and Exchange Commission which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the proceeds from the sale of such securities for general corporate purposes, which may include, without limitations, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. Pending such application, the net proceeds may be temporarily invested in short-term securities. No offering has occurred since the effective date of the registration statement. Any offering of such securities shall be made only by means of prospectus.

                  On March 15, 1996, the Company's credit agreement (the "Credit Agreement") with a group of domestic and foreign banks was amended to, among other things, increase the maximum borrowing to $400 million, to extend the maturity date to March 15, 2001 and to allow borrowing under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Outstanding borrowings under the Credit Agreement averaged $129 million during the fiscal year ended September 30, 1996. The maximum outstanding borrowings under the Credit Agreement including discretionary lines for the year ended September 30, 1996 were $319 million.

                  On January 15, 1996, the Company repaid the $100 million aggregate principal amount of its 5 5/8% Senior Notes, plus accrued interest. These notes were issued pursuant to the $400 million shelf registration filed by the Company in December 1992.


            B.    NARRATIVE DESCRIPTION OF BUSINESS
                  ---------------------------------

                  Bergen Brunswig Drug Company (the "Drug Company"), a wholly-owned and the largest subsidiary of the Company, is one of the largest national distributors of products sold or used by institutional (hospital) and retail pharmacies. The Drug Company distributes a full line of products, including pharmaceuticals, proprietary medicines, cosmetics, toiletries, personal health products, sundries, and home healthcare supplies and equipment from 32 locations in 23 states . These products are sold to a large number of hospital pharmacies, managed care facilities, health maintenance organizations ("HMOs"), independent retail pharmacies, pharmacy chains, supermarkets, food-drug combination stores and other retailers located in all 50 states, the District of Columbia, Guam and Mexico. During fiscal 1996, no single customer or affiliated group of customers of the Company accounted for more than 10% of its net sales and other revenues. However, purchasing groups are expected to represent increasing percentages of total sales in the future.

                  The Drug Company has been an innovator in the development and utilization of computer-based retailer order entry systems and of electronic data interchange ("EDI") systems including computer-to-computer ordering systems with suppliers. During fiscal 1996, substantially all of Drug Company's customer orders were received via electronic order entry systems. These systems, combined with daily delivery, improve customers' cash and inventory management and profitability by freeing them from the burden of maintaining large inventories. Although these systems require capital expenditures by the Company, benefits from these systems to the Drug Company are expected to be realized through increased productivity. The Drug Company is expanding its electronic interface



                                  I -  2
with its suppliers and now electronically processes a substantial portion of its purchase orders, invoices and payments. The Drug Company has opened eight regional distribution centers ("RDCs") since fiscal 1986, replacing 19 older, smaller, less efficient facilities. RDCs help improve customer service levels because a wider product selection is more readily available. These facilities serviced 49% of the Drug Company sales volume in 1996.

                  In June 1996, the Company introduced its Generic Purchasing Program ("GPP"). Designed to streamline customers' generic pharmaceutical costs, GPP utilizes the products of a selected group of generic manufacturers and combines that benefit with substantial volume to leverage buying power for the Company's customers.

                 In July 1994, the Company introduced AccuSource(R), a multimedia communication, product information, and electronic ordering system for pharmacies. AccuSource was developed jointly by the Drug Company and Apple Computer, Inc. and is the first link of its kind between supplier, wholesaler and retailer in the pharmaceutical distribution process. AccuSource simplifies the ordering process and gives retailers detailed information on thousands of products, services and special purchase opportunities, as well as prescription substitution alternatives and Medicaid coverage information. AccuSource's on-line feature provides retailers with a convenient method for ensuring product availability by giving immediate information on quantity levels at their Drug Company distribution center.

                 The Drug Company also provides a wide variety of promotional, advertising, merchandising, and marketing assistance to independent community pharmacies. For example, the Good Neighbor Pharmacy(R) program utilizes circular and media advertising to strengthen the consumer image of the independent pharmacy without sacrificing its local individuality. Other programs for the independent community pharmacy include in-store merchandising programs, private label products, shelf management systems, pharmacy computers and a fully-integrated point-of-sale system marketed under the Drug Company's trademark of OmniPhase(TM).

                 Hospital and other institutional accounts are offered a wide variety of inventory management and information services by the Drug Company to better manage inventory investment and contain costs. AccuLine(TM), introduced in June 1995, provides an on-line, real-time, hospital, pharmacy management system in a Windows(TM) (a trademark of Microsoft(R) Corporation) environment and features local area network capability.

                  Bergen Brunswig Medical Corporation (formerly known as Durr Medical Corporation), Southeastern Hospital Supply Corporation, Professional Medical Supply Co., Biddle & Crowther Company and Colonial Healthcare Supply Co. (collectively, "Medical") wholly-owned subsidiaries of the Company, distribute a variety of medical and surgical products to individual hospitals and alternate site healthcare providers through 27 distribution centers located in 22 states in every region of the United States except the northeast.



                                  I -  3

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

                  Alternate Site Distributors ("ASD"), the Company's specialty wholesale subsidiary, supplies pharmaceuticals and oncology products to physician and clinic accounts. The Company created ASD during fiscal 1994 to respond to the rapid growth in the alternate site market business. As a major supplier to the alternate site market, ASD gives its customers quick access to a broad range of specialty, value-added products and services, and commercial outsourcing.

                 In September 1995, the Company formed IntePlex(TM) Inc. ("IntePlex"), a subsidiary of the Company, to focus exclusively on the evolving integrated healthcare marketplace. The foundation of IntePlex involves the development of an electronic catalog for one-stop-shopping and a centralized database for tracking customers' purchasing information. IntePlex's offerings are expected to include logistics management, continuous replenishment, just-in-time delivery, and benefit plan compliance for both medical-surgical supplies and pharmaceuticals combined with delivery to all points in a network: hospitals, alternate site, physician offices and retail stores.


                  1.    COMPETITION
                        -----------

                  The Drug Company, which is the second largest national pharmaceutical distributor measured by sales, faces intense competition from other national pharmaceutical distributors, as well as regional and local full-line and short-line distributors, direct selling manufacturers and specialty distributors. The principal competitive factors of the businesses of the Drug Company, Medical and ASD are service and price.


                  2.    EMPLOYEES
                        ---------

                  As of November 30, 1996, the Company employed approximately 4,900 people. The Company considers its relationship with its employees and the unions representing certain of its employees to be satisfactory.


                  3.    OTHER
                        -----

                  While   the   Company's    operations   may   show   quarterly
fluctuations, the Company does not consider its business to be seasonal in nature on a consolidated basis.


                                  I -  4

                  Although the Company's computer service operations expend time and effort on the development and marketing of computer programs relating to the services for its subsidiaries, which are described in part elsewhere herein, the Company has not during the past three fiscal years expended any material amounts on research and development of computer software for sale.



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



ITEM 3.     LEGAL PROCEEDINGS

            On July 7, 1992, two putative class action complaints were filed in the Delaware Court of Chancery against Durr-Fillauer Medical, Inc. and subsdiaries ("Durr") and its directors: STEINER V. ADAIR, ET AL., C.A. No. 12634 and GOLDWURM V. ADAIR, ET AL., C.A. No. 12635. These actions were consolidated on July 15, 1992. On July 17, 1992, another putative class action complaint was filed in the Delaware Court of Chancery against Durr and its directors: TRIEF V. ADAIR, ET AL., C.A. No. 12648. This action was consolidated with C.A. Nos. 12634 and 12635 on August 7, 1992. The named plaintiffs in the three complaints (the "Class Action Complaints") allegedly owned an undisclosed number of shares of Durr common stock. The plaintiffs sought certification of a class consisting of all public stockholders of Durr who held Durr stock at the time of the filing of the Class Action Complaints and who were not affiliated with any of the defendants. The Class Action Complaints alleged, among other things, that Durr's directors breached their fiduciary duties in entering into a June 2, 1992, Agreement and Plan of Reorganization which contemplated the merger of Durr's wholesale drug business with Cardinal Distribution, Inc. and the spin-off of Durr's remaining businesses into a newly formed entity. The Class Action Complaints sought a variety of relief, including an injunction requiring the Durr directors to consider competing offers, damages, attorneys fees and costs. The Company subsequently acquired Durr in September 1992.

            In connection with the acquisition of Durr, and for the purpose of settling the expressed concern of the Attorneys General of the States of Alabama, Florida and Louisiana (collectively, the "Attorneys General") over the alleged potential lessening of competition in the wholesale distribution of



                                  I -  5
pharmaceutical products, the Company and Durr entered into an agreement dated September 18, 1992, with the Attorneys General wherein the Company agreed that:
(1) subject to certain exceptions, no existing customer of either the Company or Durr in Alabama, Florida and Louisiana (the "Customers") will suffer a diminution of service levels until April 30, 1997; (2) except for price increases resulting from taxes, fees or governmental charges, neither the Company nor Durr will increase the markup percentage for the Customers in Alabama, Florida and Louisiana for a period of two years and from September 1994 through April 1997 will not increase such percentage in excess of the percentage increase in the Consumer Price Index; (3) Durr will maintain its distribution facilities in Montgomery and Mobile, Alabama; Lakeland, Florida; and Shreveport, Louisiana for a period of at least two years; (4) Durr will maintain and enhance its AccuNetR system for a period of at least two years; and (5) the Company will reimburse the States of Alabama, Florida and Louisiana for their legal fees, costs and expenses incurred in the investigation of the acquisition of Durr by the Company.

            Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, owed the Company approximately $6.2 million in principal obligations as of October 31, 1996, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collaterize the note and trade receivables.

            In May 1992, Drug Barn requested additional financing which the Company denied to extend. In December 1992, Drug Barn commenced an action against the Company in the Santa Clara Superior Court (State of California) alleging breach of contract, misrepresentation and violations of certain California antitrust and unfair practices laws. Drug Barn sought a variety of damage claims including compensatory, treble and punitive damages, an injunction against collection on the note, and declaratory judgment as to Drug Barn's rights under an alleged oral joint venture agreement with the Company.

            On April 20,  1993,  the  Company  filed a  complaint  in the Orange
County Superior Court (State of California), Case No. 709136 against Drug Barn and Milton Sloban and Barbara Sloban, as guarantors on the defaulted note and open trade receivables, alleging breach of contract and guaranty, and requesting judicial foreclosure of and the possession of collateral.

            Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California, Case No. 93-3-3437 TC, by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 29, 1993 and remained in possession pursuant to 11 U.S.C. Section 1107. In April 1994, this matter (excluding the bankruptcy court matter) was transferred to the San Francisco County Superior Court with the California state actions referenced in the next paragraph. In April 1996, the Company filed a plan of reorganization with the Bankruptcy Court to resolve all of its claims with Drug Barn and its guarantors. The plan of reorganization provides for, among other things, a sale of all Drug Barn's assets, a distribution of the asset sale proceeds to creditors and a settlement of all claims of any nature between the Company and Drug Barn (but not its guarantors, Milton and Barbara Sloban). The Company's plan was confirmed by the Bankruptcy Court on June 14,



                                  I -  6

1996. The actions brought by Milton and Barbara Sloban and the Company's collection suit commenced trial on August 14, 1996 in San Francisco County Superior Court. On August 29, 1996, the Company won a $3.4 million jury verdict against Milton and Barbara Sloban. Milton and Barbara Sloban have filed a Notice of Appeal with the aforementioned court.

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



                                  I -  7

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

            On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, as well as the cases which have been filed in various state courts. In December 1994, plaintiffs in the Federal action had moved to set aside the agreement, but plaintiffs' motion was denied on April 25, 1995. On February 9, 1996, the class plaintiffs filed a motion for preliminary approval of a settlement with 15 of the manufacturer defendants, which, if approved by the court, would have resulted in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court did not grant approval for the settlement and the decision was approved by the plaintiffs. A second motion was filed by the class plaintiffs for preliminary approval of a settlement with 12 of the manufacturer defendants, which would result in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court granted preliminary approval for the settlement. The Company is not a party to this proposed settlement but retains protection afforded by the sharing agreement referenced above. In April 1996, the Company's motion for summary judgment was granted and the Company was dismissed from the Federal Class Action.

            In November 1995 in the U.S. District Court, Northern District of Illinois, Abbott Laboratories filed a complaint seeking damages of approximately $4.0 million against the Company and various affiliates for credits allegedly due in connection with the purchase and subsequent sale of Abbott products by the Company. The Company has filed various counter claims and has asked for damages according to proof at trial. This matter is in its initial discovery stage. After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's financial position or results of operations.

            The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1996 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of shareowners during the three months ended September 30, 1996.


ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

            Identification of Executive Officers.

            The executive officers of the Company are elected by, and serve at the pleasure of, the Board of Directors. Each executive officer holds office until the next annual election of officers held in December, January or February of each year. The current executive officers of the Company, and their respective principal occupations and employment during the last five years ended September 30, 1996, are listed alphabetically as follows:

            LINDA M. BURKETT, 46, Executive Vice President, Chief Information Officer (since September 1996); Executive Vice President and Chief Information Officer, Bergen Brunswig Drug Company (since 1995); Vice President, IR Support Services (1992-1995); Director, Data Processing (1988-1992).

            JOHN   CALASIBETTA,   91,  Senior  Vice  President since  1974.  Mr.
Calasibetta is also a member of the Board of Directors.

            CHARLES J. CARPENTER, 47, Executive Vice President, Chief Procurement Officer (since September 1996); Executive Vice President, Supplier Relations and Operations (1995-1996), Bergen Brunswig Drug Company; Executive Vice President, Northeast Region (1994-1995); Vice President, Northeast Region (1989-1994).

            NEIL F. DIMICK, 47, Executive Vice President, Chief Financial Officer (since 1992); formerly Vice President, Finance (1991-1992); President, Alternate Site Distributors, Inc. (since September 1996). Mr. Dimick is also a member of the Board of Directors.

            WILLIAM  J.  ELLIOTT,   47,   President,   Bergen  Brunswig  Medical
Corporation (since October 1996). Formerly Senior Vice President of Supply Chain Management, VHA Inc. (1984-October 1996).



                                  I -  9

            BRENT R. MARTINI, 37, President, Bergen Brunswig Drug Company (since September 1996); Executive Vice President, Bergen Brunswig Drug Company, West Region (1994-1996); Vice President, Quality Organizational Development and Training (1991-1994); Director, Quality Support Group (1989-1991). Brent R. Martini is the son of Robert E. Martini.

            ROBERT E. MARTINI, 64, Chairman of the Board (since 1992) and Chief Executive Officer (since 1990 and until January 1997); formerly President (1981-1992). Mr. Martini is also a member of the Board of Directors.

            JOHN P. NAUGHTON, 58, Vice President and Controller of Bergen Brunswig Drug Company since 1981.

            DONALD R. RODEN,  50,  President and Chief Operating  Officer (since
1995) and Chief Executive Officer-Elect (commencing January 1997); formerly a healthcare industry consultant (1993-1995); formerly Chief Executive, North America of Reed Elsevier Medical (publishing) (1989-1993). Mr. Roden is also a member of the Board of Directors.

            MILAN A. SAWDEI, 50, Secretary (since July 1992); Executive Vice President (since April 1992); Chief Legal Officer (since 1989); formerly Vice President and Assistant Secretary (1989-1992).

            CAROL E. SCHERMAN, 41, Executive Vice President, Human Resources (since September 1996); Executive Vice President, Human Resources (since 1994), Bergen Brunswig Drug Company; Vice President, Human Resources and Associate Relations (1993-1994); Director, Human Resources and Associate Relations (1991-1993); Manager, Associate Relations (1991); Area Human Resources Manager (1989-1991).

            ERIC J. SCHMITT, 46, Vice President, Finance and Treasurer (since February 1994); Vice President, Financial Planning (1989-1994).




                                  I -  10

                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            For certain information regarding shares of the Company's Class A Common Stock, including cash dividends per share, market prices per share, stock market information and number of shareowners, see "Selected Quarterly Results (unaudited)" as set forth in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report.

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





                                 II -  1


Item 6.   SELECTED FINANCIAL DATA (unaudited)

----------------------------------------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
================================================================================================================
                                                           September 30,                       August 31,
                                               ------------------------------------    -------------------------
Years Ended:                                      1996         1995         1994(b)       1993          1992

================================================================================================================
Net sales and other revenues                   $9,942,697   $8,447,607   $7,483,801    $6,823,552    $5,048,309

Earnings from continuing operations                73,533       63,942       56,120(c)     28,607(d)     53,012

Earnings per share from continuing operations        1.83         1.61         1.45(c)       0.75(d)       1.29

Cash dividends per share:
  Class A Common                                    0.480        0.474        0.438         0.381         0.381
  Class B Common                                        -            -        1.996         3.630         3.630

Pre-tax margin (a)                                   1.26%        1.30%        1.31%(c)      0.71%(d)     1.65%


At Years Ended:
================================================================================================================
Total assets                                   $2,489,826   $2,405,530   $1,995,057    $1,772,337    $1,412,177

Long-term obligations                             419,275      557,771      342,094       309,781       245,586

Shareowners' equity                               578,966      519,349      461,851       417,800       395,262

Return on average shareowners' equity (a)           13.39%       13.03%       12.76%(c)      7.04%(d)     12.47%

================================================================================================================

(a) From continuing operations.

(b) Reflects change in year-end from August 31 to September 30.

(c) Includes gain recognized from sale of investment securities of $2.9 million, net of income tax of $2.2 million and provision for an earthquake-related charge of $0.8 million, net of income tax benefit of
    $0.6 million.

(d) Includes provision for restructuring charge of $20.8 million, net of income tax benefit of $12.2 million.


                                                              II - 2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            RESULTS OF OPERATIONS 1996 COMPARED WITH 1995.


            Net sales and other revenues in fiscal 1996 were 18% higher than in 1995 while operating earnings and pre-tax earnings showed increases of 11% and 14%, respectively.

            Of the 18% increase in net sales and other revenues, approximately 2% is attributable to the acquisition of Colonial Healthcare Supply Co., ("Colonial") in August 1995. Approximately 16% of the net sales and other revenues increase reflects internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

            Earnings per share increased 14% compared to 1995. The average number of common and common equivalent shares outstanding increased 1% for the earnings per share computation.

            Cost of sales increased 18% compared to 1995 due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues decreased as a result of a decrease in gross margins due to continued price competition and a change in customer mix in the Company's pharmaceutical distribution business, partially offset by sales from the Company's higher gross margin medical-surgical supply distribution business. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company, to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or lack thereof, influences the profitability of the Company.

            Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical and medical-surgical supply distribution businesses during fiscal year 1997 because of continued price competition influenced by large customers. The Company expects that these pressures on operating margins may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reduction of distribution, selling, and general administrative expenses ("DSG&A") as a percentage of net sales and other revenues through more efficient operations.

            DSG&A increased 15% over 1995, while net sales and other revenues increased 18% over the prior year. These expenses decreased as a percentage of net sales and other revenues from 4.3% in fiscal 1995 to 4.2% in fiscal 1996. The decreased DSG&A as a percentage of net sales and other revenues in the current year reflects continued operating efficiencies, including the positive effects of the continuing consolidation of distribution divisions into larger regional distribution centers, partially offset by increased DSG&A in the



                                 II -  3

Company's medical-surgical supply distribution business, principally due to the acquisition of Colonial.

            Net interest expense decreased from $30.5 million in 1995 to $30.2 million in 1996, primarily due to decreased interest on the 5 5/8% Senior Notes which were repaid on January 15, 1996, and decreased borrowings under the Credit Agreement, partially offset by interest on the 7 1/4% Senior Notes due June 1, 2005 ("7 1/4% Senior Notes") which were issued June 1, 1995.

            The effective tax rate in 1996 decreased to 41.30% from 41.60% in 1995 reflecting the higher earnings in 1996 and, therefore, minimizing the impact of non-deductible expenses.

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



                                 II -  4

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

            Net interest expense, excluding the aforementioned unusual investment gain in 1994, increased from $23.0 million in 1994 to $30.5 million in 1995, primarily due to increased borrowings and higher interest rates under the Credit Agreement and interest on the new $100 million 7 1/4% Senior Notes which were issued June 1, 1995.

            The effective tax rate in 1995 decreased to 41.60% from 42.80% in 1994 reflecting the higher earnings in 1995 and, therefore, minimizing the impact of non-deductible expenses.


            LIQUIDITY AND CAPITAL RESOURCES

            At September 30, 1996,  capitalization consisted of 41% debt and 59%
equity, as compared to 51% and 49%, respectively, at September 30, 1995. The decreased debt percentage primarily reflects decreased borrowings under the Credit Agreement. Borrowings under the Credit Agreement were $120.0 million and $159.0 million at September 30, 1996 and 1995, respectively. Cash and cash equivalents of $21.4 million at September 30, 1996, decreased from $64.4 million at September 30, 1995, primarily as a result of decreased borrowings under the Credit Agreement, partially offset by an increase in net cash flows from operating activities (principally due to a decrease in investment in inventories, net of trade accounts payable).

            On March 15, 1996, the Credit Agreement was amended to, among other things, increase the maximum borrowing to $400 million and to extend the maturity date to March 15, 2001. See Note 2 of Notes to Consolidated Financial Statements.

            On January 15, 1996, the Company repaid the $100 million aggregate principal amount of its 5 5/8% Senior Notes plus accrued interest. These notes were issued in January 1993 pursuant to the $400 million shelf registration filed by the Company in December 1992.

            The Company filed a shelf registration statement with the Securities and Exchange Commission which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to used the net proceeds from the sale of any such securities for general corporate purposes, which may include, without limitations, the repayment of indebtedness of the Company or of




                                 II -  5
any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. See Note 2 of Notes to Consolidated Financial Statements.

      On November 11, 1996, the Company announced that it had entered into a definitive merger agreement with IVAX Corporation ("IVAX"). IVAX, headquartered in Miami, Florida, is a holding company with subsidiaries engaged in the research, development, manufacture and marketing of health care products, including generic and branded pharmaceuticals, intravenous solutions and related products, and IN VITRO diagnostics. The agreement, which has been unanimously approved by the Board of Directors of the Company and IVAX, calls for the formation of a new combined company to be known as BBI Healthcare Corporation ("BBI"), which will be headquartered in Miami, Florida. Under the agreement, BBI will acquire both the Company and IVAX through an exchange of common stock, whereby IVAX shareowners will receive 0.42 shares of common stock of BBI for each share of IVAX common stock and the Company's shareowners will receive 1.00 share of BBI common stock for each share of Class A Common Stock of the Company. After the merger, BBI is expected to have approximately 91 million shares outstanding of which the Company and IVAX shareowners will hold approximately 44% and 56%, respectively.

      The merger is expected to be accounted for as a pooling of interests, and is expected to be tax-free to shareowners. The merger is expected to close during the first calendar quarter of 1997, subject to regulatory approvals, the approval of the Company and IVAX shareowners, and certain other conditions.

            On August 7, 1996, the Company acquired certain net assets of Oncology Supply Company, a privately-held oncology supply distributor for approximately $5.8 million in cash plus expenses and the assumption of certain liabilities. See Note 4 of Notes to Consolidated Financial Statements.

            Dividends on Class A Common Stock amounted to $19.2 million in 1996 compared to $18.8 million in 1995. Dividends on Class A and Class B Common Stock were $17.0 million in 1994. The increase from 1994 to 1995 resulted, primarily, from a 20% increase in the quarterly dividend rate on both the Class A and Class B Common Stock during the second quarter of fiscal 1994. Shares of Class B Common Stock were converted into shares of the Company's Class A Common Stock in February 1994 and all shares of Class B Common Stock were subsequently cancelled. While the Company has no policy with regard to the payment of dividends, during the three-year period ended September 30, 1996, dividends have averaged 28% of earnings.

            Capital expenditures for 1996 were $16.7 million and related principally to additional investments in existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment.

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions for the



                                 II -  6

Company's fiscal year beginning October 1, 1996 and adoption of the recognition and measurement provisions for non-employee transactions entered into after December 15, 1995. The Company intends to adopt this standard in fiscal 1997 by making the required footnote disclosures only. Therefore, the adoption of this new standard will have no effect on the Company's consolidated financial position, results of operations or cash flows. See Note 3 of Notes to Consolidated Financial Statement.

            In June 1996, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires recognition of financial assets and liabilities, including receivables sold with recourse, using a financial-components approach which focuses on control of the assets transferred. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management believes the adoption of this new standard will not have a material effect on the consolidated financial position of the Company.

            The Company's working capital of $440.6 million at September 30, 1996 decreased from the $515.5 million at September 30, 1995 and represented 18% of total assets at September 30, 1996. The Company's current ratio was 1.30 at September 30, 1996, compared to 1.39 at September 30, 1995. Trade receivables outstanding were 19 days for 1996 and 18 days for 1995. The inventory turnover rate on a FIFO basis was 7.0 times for 1996 and 6.9 times for 1995.

            The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds potentially available under the exiting shelf registration will be sufficient to meet anticipated cash and capital needs.



                                 II -  7

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          a.     Supplementary Data


SELECTED QUARTERLY RESULTS (unaudited)

Dollars in thousands, except for per share amounts
==================================================================================================================================
                                              First               Second           Third              Fourth           Fiscal
Year Ended September 30, 1996                Quarter             Quarter          Quarter             Quarter           Year
==================================================================================================================================
Net sales and other revenues                   $2,377,362        $2,454,360        $2,492,194        $2,618,781        $9,942,697
Gross margin                                      134,227           147,883           144,892           146,802           573,804
Net earnings                                       15,627            20,389            19,195            18,322            73,533

Earnings per share                                   0.39              0.51              0.48              0.45              1.83
Cash dividends per Class A Common share             0.120             0.120             0.120             0.120             0.480

Market prices per Class A Common share         $26-20 1/2    $27 3/8-24 1/8    $28 3/8-25 3/8    $32 1/2-24 3/4    $32 1/2-20 1/2


Year Ended September 30, 1995
==================================================================================================================================
Net sales and other revenues                   $1,983,863        $2,084,216        $2,157,361        $2,222,167        $8,447,607
Gross margin                                      115,943           127,548           124,050           135,670           503,211
Net earnings                                       13,549            17,864            16,875            15,654            63,942

Earnings per share                                   0.35              0.45              0.42              0.39              1.61
Cash dividends per Class A Common share             0.114             0.120             0.120             0.120             0.474

Market prices per Class A Common share     $19 7/8-13 5/8    $29 1/8-19 1/8        $27 3/4-21    $24 3/8-19 1/4    $29 1/8-13 5/8

==================================================================================================================================

     Bergen Brunswig Corporation Class A Common Stock is listed on the New York Stock Exchange.  There were approximately 2,500
     Class A Common Stock shareowners of record on September 30, 1996.


                                                               II - 8

          b.     Financial Statements


STATEMENTS OF CONSOLIDATED EARNINGS AND RETAINED EARNINGS

Dollars in thousands, except for per share amounts
===================================================================================================

Years Ended September 30,                                    1996          1995          1994
===================================================================================================
CONSOLIDATED EARNINGS

Net sales and other revenues                                $9,942,697    $8,447,607    $7,483,801
                                                        -------------------------------------------
Costs and expenses:
  Cost of sales                                              9,368,893     7,944,396     7,036,249
  Distribution, selling, general and
    administrative expenses                                    418,364       363,179       331,530
                                                        -------------------------------------------
    Total costs and expenses                                 9,787,257     8,307,575     7,367,779
                                                        -------------------------------------------
Operating earnings                                             155,440       140,032       116,022
Net interest expense                                            30,170        30,542        17,910
                                                        -------------------------------------------
Earnings before taxes on income                                125,270       109,490        98,112
Taxes on income                                                 51,737        45,548        41,992
                                                        -------------------------------------------
Net earnings                                               $    73,533   $    63,942   $    56,120
                                                        ===========================================


EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE            $      1.83   $      1.61   $      1.45
                                                        ===========================================


CONSOLIDATED RETAINED EARNINGS

Balance at beginning of year                               $   378,229   $   378,867   $   342,166
Net earnings                                                    73,533        63,942        56,120
5% stock dividend on Class A Common Stock                            -       (44,207)            -
Excess cost of Treasury shares issued for an acquisition             -        (1,579)       (2,457)
Cash dividends on Class A Common Stock ($0.480 in
  1996, $0.474 in 1995 and $0.438 in 1994 per share)           (19,182)      (18,794)      (16,751)
Cash dividends on Class B Common Stock ($1.996
  per share)                                                         -             -          (211)
                                                        -------------------------------------------
Balance at end of year                                     $   432,580   $   378,229   $   378,867
                                                        ===========================================



===================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                              II - 9


CONSOLIDATED BALANCE SHEETS

Dollars in thousands
===============================================================================================

September 30,                                                          1996          1995
===============================================================================================
ASSETS

Current assets:
  Cash and cash equivalents                                          $    21,408   $    64,400
  Accounts and notes receivable, less allowance for
    doubtful receivables: 1996, $23,459; 1995, $21,364                   667,255       603,830
  Inventories                                                          1,220,975     1,158,465
  Income taxes receivable                                                 13,915         4,801
  Prepaid expenses                                                         8,656        12,389
                                                                   ----------------------------
      Total current assets                                             1,932,209     1,843,885
                                                                   ----------------------------



Property - at cost:
  Land                                                                    12,452        12,443
  Buildings and leasehold improvements                                    79,048        81,729
  Equipment and fixtures                                                 163,827       144,562
                                                                   ----------------------------
    Total property                                                       255,327       238,734
  Less accumulated depreciation and amortization                         112,600        85,675
                                                                   ----------------------------
      Property - net                                                     142,727       153,059
                                                                   ----------------------------



Other assets:
  Excess of cost over net assets of acquired companies                   339,030       341,125
  Other investments                                                        5,161         3,799
  Noncurrent receivables                                                   9,939         7,706
  Deferred charges and other assets                                       60,760        55,956
                                                                   ----------------------------
      Total other assets                                                 414,890       408,586
                                                                   ----------------------------
      Total assets                                                    $2,489,826    $2,405,530
                                                                   ============================


===============================================================================================

See accompanying Notes to Consolidated Financial Statements.





CONSOLIDATED BALANCE SHEETS

Dollars in thousands
===============================================================================================

September 30,                                                          1996          1995
===============================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                    $1,249,167    $1,140,466
  Accrued liabilities                                                     92,005        84,500
  Customer credit balances                                               133,282        94,766
  Deferred income taxes                                                   16,006         7,353
  Current portion of long-term obligations                                 1,125         1,325
                                                                   ----------------------------
      Total current liabilities                                        1,491,585     1,328,410
                                                                   ----------------------------
Long-term obligations:
  7 3/8% senior notes                                                    149,300       149,189
  7 1/4% senior notes                                                     99,696        99,662
  5 5/8% senior notes                                                          -        99,983
  Revolving bank loan payable                                            120,000       159,000
  7% convertible subordinated debentures                                  20,609        20,914
  6 7/8% exchangeable subordinated debentures                              8,425        10,575
  Deferred income taxes                                                    3,489         2,719
  Other                                                                   17,756        15,729
                                                                   ----------------------------
    Total long-term obligations                                          419,275       557,771
                                                                   ----------------------------
Shareowners' equity:
  Capital stock:
    Preferred - Authorized 3,000,000 shares; issued: none                      -             -
    Class A Common - Authorized 100,000,000 shares;
      issued: 1996, 44,416,940 shares; 1995, 44,183,074 shares            66,626        66,275
  Paid-in capital                                                        167,308       163,075
  Net unrealized gain (loss) on investments, net of income
    tax of: 1996, $231; 1995, $(121)                                         363          (319)
  Retained earnings                                                      432,580       378,229
                                                                   ----------------------------
      Total                                                              666,877       607,260
  Less Treasury shares, at cost: 1996 and 1995, 4,354,558 shares          87,911        87,911
                                                                   ----------------------------
      Total shareowners' equity                                          578,966       519,349
                                                                   ----------------------------
      Total liabilities and shareowners' equity                       $2,489,826    $2,405,530
                                                                   ============================


===============================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                           II - 11


STATEMENTS OF CONSOLIDATED CASH FLOWS

Dollars in thousands
============================================================================================================

Years Ended September 30,                                              1996          1995         1994
============================================================================================================
OPERATING ACTIVITIES

Net earnings                                                         $    73,533  $    63,942   $    56,120
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
    Provision for doubtful accounts                                        8,213        5,810         7,060
    Depreciation and amortization of property                             25,183       21,474        19,065
    Deferred compensation                                                  2,242        1,394           949
    Amortization of customer lists                                         1,749        1,749         1,749
    Amortization of excess of cost over net assets
      of acquired companies                                                9,647        9,003         8,696
    Deferred income taxes                                                  9,070        3,178        (3,545)
    Amortization of original issue discount on senior notes                  162          180           168
    Amortization of other intangible assets                                1,645        1,748         1,657
    Loss (gain) on dispositions of property                                   12        1,570        (1,229)
    Effects of changes, net of acquisitions:
      Receivables                                                        (76,926)     (74,683)      (49,625)
      Inventories                                                        (60,699)    (225,555)     (241,585)
      Prepaid expenses and other assets                                   (5,985)        (423)       (1,965)
      Accounts payable                                                   108,701      129,553       109,890
      Accrued liabilities                                                  2,252      (31,223)        9,736
      Customer credit balances                                            38,516       11,979        12,542
      Income taxes payable                                                (9,114)      (2,514)        5,509
                                                                  ------------------------------------------
        Net cash flows from operating activities                         128,201      (82,818)      (64,808)
                                                                  ------------------------------------------

INVESTING ACTIVITIES

(Sale) purchase of other investments                                        (327)      17,824        (1,769)
Proceeds from sale of notes receivable with recourse                       7,712       13,791        14,831
Property acquisitions                                                    (16,696)     (41,078)      (24,876)
Proceeds from dispositions of property                                     1,833        7,228         2,204
Acquisition of businesses, less cash acquired                             (5,999)     (50,983)       (2,701)
                                                                  ------------------------------------------
        Net cash flows from investing activities                         (13,477)     (53,218)      (12,311)
                                                                  ------------------------------------------

FINANCING ACTIVITIES

Repayment of senior notes                                               (100,000)           -             -
Repayment of revolving bank loan                                         (39,000)           -             -
Redemption of exchangeable subordinated debentures                        (2,150)           -          (330)
Redemption of convertible subordinated debentures                           (305)         (20)       (2,212)
Repayment of other obligations                                            (2,565)      (6,556)      (14,370)
Increase in other obligations                                                902            -             -
Proceeds from revolving bank loan                                              -      119,000        30,000
Proceeds from issuance of senior notes                                         -       99,650             -
Shareowners' equity transactions:
  Exercise of stock options                                                4,584        1,892           495
  Cash dividends on Common Stock                                         (19,182)     (18,794)      (16,962)
                                                                  ------------------------------------------
        Net cash flows from financing activities                        (157,716)     195,172        (3,379)
                                                                  ------------------------------------------
Net (decrease) increase in cash and cash equivalents                     (42,992)      59,136       (80,498)
Cash and cash equivalents at beginning of year                            64,400        5,264        85,762
                                                                  ------------------------------------------
Cash and cash equivalents at end of year                             $    21,408  $    64,400    $    5,264
                                                                  ==========================================


============================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                  II - 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances. Certain reclassifications have been made in the consolidated financial statements and notes to conform to 1996 presentations.

      The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

      The Company records revenues when product is shipped or services are provided to its customers. Net sales and other revenues include service fees of $1.1 million, $5.4 million and $4.4 million for the years ended September 30, 1996, 1995, and 1994, respectively, related to bulk shipments of pharmaceuticals.

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Other investments include primarily debt instruments, principally variable rate demand notes having maturities of more than one year.

      The Company has classified its investments in debt and equity securities as "available for sale" securities and has reported such investments at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Realized gains and losses on investments are determined by the specific identification method and are included in net earnings. Such unrealized gains and losses at September 30, 1996 and 1995 and realized gains and losses for the years then ended were not material.

      Inventories are valued at the lower of cost or market, determined on the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at September 30, 1996, by $144.1 million and at September 30, 1995, by $147.0 million.

      Depreciation and amortization of property are computed principally on a straight-line basis over estimated useful lives. Generally, the estimated useful lives are 15 to 40 years for buildings and leasehold improvements, and 3 to 10 years for equipment and fixtures.



                                 II -  13

      The excess of cost over net assets of acquired companies (net of accumulated amortization of $47.6 million at September 30, 1996; $38.0 million at September 30, 1995) is amortized on a straight-line basis principally over 40 years. Customer lists, included in deferred charges and other assets, ($8.8 million at September 30, 1996, net of accumulated amortization of $17.4 million; $10.5 million at September 30, 1995, net of accumulated amortization of $15.7 million) are amortized on a straight-line basis over 15 years. At each balance sheet date, management reviews tangible and intangible assets for possible impairment based on several criteria, including, but not limited to sales trends, undiscounted operating cash flows and other operating factors.

      Noncurrent   receivables  include  notes  receivable  from  employees  and officers due at the Company's discretion in the amount of $3.6 million and $3.2 million at September 30, 1996 and 1995, respectively.

      In June 1996, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires recognition of financial assets and liabilities, including receivables sold with recourse, using a financial-components approach which focuses on control of the assets transferred. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management believes the adoption of this new standard will not have a material effect on the consolidated financial position of the Company.


2.    BORROWING ARRANGEMENTS

      On March 15, 1996, the Company's credit agreement (the "Credit Agreement") with a group of domestic and foreign banks was amended to, among other things increase the maximum borrowing to $400 million, extend the maturity date to March 15, 2001, and allow borrowing under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $120 million at September 30, 1996. The maximum outstanding borrowings under the Credit Agreement including discretionary lines for the year ended September 30, 1996 were $319 million.

      On May 23, 1995, the Company sold $100 million aggregate principal amount of 7 1/4% Senior Notes due June 1, 2005 (the "7 1/4% Senior Notes"). On June 1, 1995, the Company received net proceeds of $99.0 million (after underwriting discount of $0.6 million) from the 7 1/4% Senior Notes. Interest on the 7 1/4% Senior Notes is payable semi-annually on June 1 and December 1 of each year. The net proceeds were used to reduce the outstanding balance under the Credit Agreement. On January 14, 1993, the Company sold $100 million aggregate principal amount of 5 5/8% Senior Notes due January 15, 1996 (the "5 5/8% Notes") and $150 million aggregate principal amount of 7 3/8% Senior Notes due January 15, 2003 (the "7 3/8% Notes"). On January 15, 1996, the Company repaid the $100 million aggregate principal amount of the 5 5/8% Notes plus accrued interest. The 7 1/4% Notes and 7 3/8% Notes were issued pursuant to the $400 million shelf registration filed by the Company in December 1992 and are not



                                 II -  14
redeemable prior to maturity and are not entitled to any sinking fund. Interest on the 7 3/8% Notes is payable semi-annually on January 15 and July 15 of each year. The carrying value of 7 1/4% Notes and 7 3/8% Notes represents gross proceeds plus amortization of the original issue discount ratably over the life of each issue.

      The Company filed a shelf registration statement with the Securities and Exchange Commission which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of any such securities for general corporate purposes, which may include, without limitations, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. Pending such application, the net proceeds may be temporarily invested in short-term securities. No offering has occurred since the effective date of the the registration statement. Any offering of such securities shall be made only by means of prospectus.

      In July 1986, the Company issued $43.0 million of 6 7/8% Exchangeable Subordinated Debentures due July 2011 (the "6 7/8% Debentures") and during March 1990, $32.1 million principal amount of the 6 7/8% Debentures was tendered and purchased pursuant to an offer from the Company. On July 15, 1996, the Company elected to redeem an additional $2.2 million of principal amount of the 6 7/8% Debentures plus accrued interest. Between March 1990 and July 15, 1996, an additional $0.3 million aggregate principal amount had been redeemed. The remaining unredeemed 6 7/8% Debentures receive interest on January 15 and July 15 of each year.

      In connection with the acquisition of Durr-Fillauer Medical Inc. and subsidiaries ("Durr") in September 1992, the Company assumed $69.0 million of Durr's 7% Convertible Subordinated Debentures due March 1, 2006 (the "7% Debentures"). The acquisition of Durr by the Company resulted in each holder receiving the right, at such holder's option, to require Durr to redeem, on November 22, 1992, all or any portion of such holder's 7% Debentures for cash equal to the principal amount plus all accrued interest to that date. As a result, the Company redeemed $45.6 million aggregate principal amount on November 23, 1992. Since that date an additional $2.8 million aggregate principal amount has been redeemed. The remaining unredeemed 7% Debentures receive interest on March 1 and September 1 of each year.

      Cash paid for interest, net of amounts capitalized ($0.5 million in 1994), was $31.3 million, $28.4 million and $24.1 million in 1996, 1995, and 1994, respectively.

      Scheduled future principal payments of long-term obligations, excluding deferred income taxes, for the next five fiscal years are $1.1 million in 1997, $1.0 million in 1998, $4.9 million in 1999, $0.9 million in 2000, and $121.0 million in 2001.



                                 II -  15

3.    CAPITAL STOCK, PAID-IN CAPITAL AND STOCK OPTIONS

      The authorized capital stock of the Company consists of 100,000,000 shares of Class A Common Stock, par value $1.50 per share (the "Common Stock"); and 3,000,000 shares of Preferred Stock without nominal or par value (the "Preferred Stock").

      The Board of Directors (the "Board") is authorized to divide the Preferred Stock into one or more series to determine the relative rights, preferences and limitations of the shares of any class or of any such series. In addition, the Board may give the Preferred Stock (or any series) special, limited, multiple or no voting rights.

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



                                 II -  16

      Changes in Class A and Class B Common Stock, Paid-in capital and Treasury shares for the fiscal years ended September 30, 1996, 1995, and 1994 were as follows:

                                      CLASS A COMMON  CLASS B COMMON
                                      --------------  --------------   PAID-IN   TREASURY
   DOLLARS AND SHARES IN THOUSANDS    SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL   SHARES
   --------------------------------------------------------------------------------------
   Balance September 30, 1993         43,026 $64,539    101    $151   $156,312  $(152,586)
   Exercise of stock options              75     113      -       -        733       (351)
   Conversion of Class B
     Common Stock into
     Class A Common Stock                958   1,436   (101)   (151)    (1,286)         -
   Recapitalization costs                  -       -      -       -       (680)         -
   Acquisition of Southeastern
     Hospital Supply Corporation           -       -      -       -          -     15,098
   Adjustment of Healthcare
     Distribution of Indiana, Inc.
     acquisition price                     -       -      -       -          -       (344)
                                      ---------------------------------------------------
   Balance, September 30, 1994        44,059  66,088      -       -    155,079   (138,183)
   5% Class A Common
     Stock dividend                        -       -      -       -      5,996     38,185
   Exercise of stock options             124     187      -       -      2,000       (295)
   Acquisition of Biddle &
     Crowther Company                      -       -      -       -          -     12,382
                                      ---------------------------------------------------

   Balance, September 30, 1995        44,183  66,275      -       -    163,075    (87,911)
   Exercise of stock options             234     351      -       -      4,233          -
                                      ---------------------------------------------------

   Balance, September 30, 1996        44,417 $66,626      - $     -   $167,308  $ (87,911)
                                      ===================================================

      At September 30, 1996, there were outstanding options to purchase 131,178 shares of Class A Common Stock, under a 1983 stock option plan, at prices per share not less than the fair market value on the dates the options were granted. No additional options may be granted under this plan.

      The Company has an amended and restated 1989 stock incentive plan which authorizes the granting of stock options to officers, key employees and other recipients to purchase shares of Class A Common Stock within a ten-year period from date of grant at a price per share as may be set by the Company's Compensation/Stock Option Committee. The number of shares available for grant under the plan is formula-based, providing that, upon certain conditions, no more than 1% of the number of issued shares at the immediately preceding fiscal year-end may be added to the shares available for the grant pool in any fiscal year to this class of optionees. Stock option grants are also available to non-employee directors and only at a price per share equal to the market value on the grant date. At September 30, 1996, there were 354,562 shares available for grant under the plan, with 106,319 specifically reserved for non-employee directors.

      Stock appreciation rights may be offered to some or all of the employees, but not non-employee directors, who hold or receive options granted under the stock option plans. No stock appreciation rights were outstanding as of September 30, 1996, 1995, or 1994.

      In October 1995, the Financial Accounting Standards Board issued Statement
of  Financial   Accounting   Standards  No.  123,  "Accounting  for  Stock-Based



                                 II -  17

Compensation," which requires adoption of the disclosure provisions for the Company's fiscal year beginning October 1, 1996 and adoption of the recognition and measurement provisions for non-employee transactions entered into after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

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

      The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company intends to adopt this standard in fiscal 1997 by making the required footnote disclosures only. Therefore, the adoption of the new standard will have no effect on the Company's consolidated financial position, results of operations or cash flows.

      Changes in the number of shares represented by outstanding options during the years ended September 30, 1996, 1995, and 1994 are summarized as follows:


                                                                          1996         1995         1994
      -----------------------------------------------------------------------------------------------------

      Outstanding at beginning of year                                 1,409,094    1,282,983      929,775
      Options granted (1996, $21.56 to $28.75 per share; 1995,
        $15.00 to $22.63 per share; 1994, $14.29 to $16.90 per share)    755,000      319,500      542,325
      Options exercised (1996, $7.42 to $21.19  per share; 1995,
        $7.42 to $21.29 per share; 1994,$7.42 to $12.42 per share)      (233,866)    (126,432)     (78,791)
      Options cancelled                                                  (40,802)     (66,957)    (110,326)
                                                                       -----------------------------------
      Outstanding at end of year (1996, $7.42 to $28.75 per share)     1,889,426    1,409,094    1,282,983
                                                                       ===================================


      At September 30, 1996, options for 666,732 shares were exercisable. The remaining options become exercisable in the following fiscal years: 1997, 423,691 shares; 1998, 363,171 shares; 1999, 250,332 shares; 2000, 185,500 shares.

      At September 30, 1996, an aggregate of 2,935,658 shares of Class A Common Stock was reserved for the exercise of stock options and for issuance under the elective retirement savings plan (see Note 8).



                                 II -  18

4.    ACQUISITIONS

      On August 7, 1996, the Company completed the acquisition of certain net assets of Oncology Supply Company ("Oncology"), a privately-held oncology supply distributor located in Dothan, Alabama. The Company paid approximately $5.8 million in cash, plus expenses of $.2 million, acquired assets of fair value of approximately $6.5 million and assumed liabilities of approximately $5.6 million. The Company recorded an excess of cost over net assets acquired of approximately $5.1 million in the transaction.

      On August 2, 1995, the Company completed the acquisition of Colonial Healthcare Supply Co. ("Colonial"), a privately-held medical-surgical supply distributor headquartered in Lake Zurich, Illinois, for approximately $50.7 million in cash. The Company acquired assets at fair value of approximately $47.3 million and assumed liabilities of approximately $19.7 million, including approximately $2.7 million of long-term debt which was paid by the Company on the acquisition date. This acquisition was financed from borrowings under the Credit Agreement. The Company recorded an excess of cost over net assets acquired of approximately $23.1 million in the transaction.

      On January 10, 1995 the Company completed the acquisition of Biddle & Crowther Company ("B&C"), a privately-held medical-surgical supply distributor headquartered in Seattle, Washington for 643,604 shares of the Company's Class A Common Stock, previously held as Treasury shares. The transaction was valued at approximately $10.8 million, plus expenses, acquired assets at fair value of approximately $12.0 million and assumed liabilities of approximately $5.2 million. The Company recorded an excess of cost over net assets acquired of approximately $4.4 million in the transaction.

      On August 31, 1994, the Company completed the acquisition of certain net assets of Professional Medical Supply Co., a privately-held medical-surgical supply distributor located in Denver, Colorado. The Company paid approximately $2.4 million in cash, plus expenses, acquired assets at fair value of approximately $0.5 million, including excess of cost over net assets acquired and other intangible assets of $1.9 million.

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



                                 II -  19

Common Stock outstanding  during each year through the Conversion Date (see Note
3) and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock). Earnings per share are based upon 40,259,072 shares in 1996; 39,800,954 shares in 1995; and 38,683,775 shares in 1994.


6.    LEASES

      The Company conducts most of its operations from leased warehouse and office facilities and uses certain data processing, transportation, and other equipment under lease agreements expiring at various dates through 2008, excluding renewal options. Future minimum rental commitments at September 30, 1996, under operating leases having noncancelable lease terms in excess of one year, aggregated $48.8 million, with rental payments during the five succeeding years of $16.5 million, $11.8 million, $8.8 million, $5.1 million and $2.3 million, respectively. Future minimum rentals to be received under noncancelable subleases at September 30, 1996 were not material. Net rental expense for the years ended September 30, 1996, 1995, and 1994, was $17.9 million, $17.0 million, and $15.9 million, respectively, after deducting sublease income of $0.1 million, $0.1 million, and $0.2 million, respectively.


7.    TAXES ON INCOME

      The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

      Total Federal and state taxes on income for the fiscal years ended September 30, 1996, 1995, and 1994 are summarized as follows:


      DOLLARS IN THOUSANDS              1996        1995        1994
      ------------------------------------------------------------------
      Currently payable
        Federal                        $35,985     $35,865     $36,818
        State                            6,682       6,505       6,588
      Deferred (principally Federal)     9,070       3,178      (1,414)
                                       -------------------------------

            Total                      $51,737     $45,548     $41,992
                                       ===============================




                                 II -  20

      Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income as the result of the following:



      DOLLARS IN THOUSANDS                             1996        1995        1994
      -------------------------------------------------------------------------------
      Statutory Federal income tax rate applied
        to earnings before taxes on income            $43,844     $38,322     $34,340
      Increase (decrease) in taxes resulting from:
        Amortization of excess of cost over
          net assets of acquired companies              2,447       3,055       2,912
        State income taxes - net of Federal benefits    4,992       4,610       4,141
        Governmental investment income                   (157)       (366)       (348)
        Other                                             611         (73)        947
                                                      -------------------------------
      Total taxes on income                           $51,737     $45,548     $41,992
                                                      ===============================


      The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1996 and 1995 are as follows:


      DOLLARS IN THOUSANDS                                   1996        1995
      ------------------------------------------------------------------------
      Deferred tax liabilities:
        Inventory basis difference due to LIFO
            method and uniform capitalization              $38,602     $31,947
        Accelerated depreciation                             8,722       7,967
        Other                                                2,918       3,307
                                                           -------------------
            Total                                           50,242      43,221
                                                           -------------------
      Deferred tax assets:
        Reserves for doubtful receivables                   12,527      12,217
        Restructuring charge not currently deductible        2,203       3,777
        Vacation pay not currently deductible                1,659       1,566
        Accrued liabilities not currently deductible        13,641      12,554
        Other                                                  717       3,035
                                                           -------------------
            Total                                           30,747      33,149
                                                           -------------------

      Net deferred tax liability                           $19,495     $10,072
                                                           ===================


      Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. During 1995, deferred taxes were increased to reflect purchase accounting on acquisitions.

      Cash paid for income taxes was $51.1 million, $41.0 million, and $39.0 million in 1996, 1995, and 1994, respectively.

      In the opinion of management of the Company, no valuation reserve related to deferred tax assets is considered necessary.



                                 II -  21

8.    RETIREMENT AND SAVINGS PLANS

      The  Company   provides  for  retirement   benefits  through  an  elective
retirement savings plan and supplemental retirement plans.

      The Company has an elective retirement savings plan generally available to all employees with six months of service. Under the terms of the plan, the Company guarantees a contribution of $0.50 for each $1.00 invested by the participant up to the participant's investment of 6% of salary, subject to plan and regulatory limitations. The Company may also make additional cash or stock contributions to the plan at its discretion. The Company's contributions are vested to participants over five years. The Company made contributions of $3.4 million, $3.9 million, and $4.1 million to the plan in 1996, 1995, and 1994, respectively.

      The supplemental retirement plans provide benefits for certain officers and key employees. The Company has a Supplemental Executive Retirement Plan ("SERP") for officers and key employees. SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of salary during the final five years of pay at age 62, offset by several other sources of income including benefits payable under a prior supplemental retirement plan.

      The  components  of  net  periodic   pension  cost  for  the  supplemental
retirement plans for 1996, 1995, and 1994 are as follows:


      DOLLARS IN THOUSANDS                    1996        1995         1994
      ------------------------------------------------------------------------
      Service cost                           $  294      $  221      $  131
      Interest cost                           1,519       1,261       1,643
      Amortization of prior service cost        378         378         397
      Amortization of initial unrecognized
        net obligation                          264         264         286
                                             ------------------------------
              Total                          $2,455      $2,124      $2,457
                                             ==============================


      Assumptions used to develop the net periodic pension cost for supplemental retirement plans were:

                                              1996          1995         1994
      ---------------------------------------------------------------------------
      Discount rate                        7.00-8.00%    7.25%-8.25%  7.25%-8.25%
      Rate of increase in salary levels       5.50%         5.25%        5.50%



                                 II -  22

      The funded status of the supplemental retirement plans at September 30, 1996 and 1995 is as follows:

      DOLLARS IN THOUSANDS                                               1996         1995
      -------------------------------------------------------------------------------------
      Actuarial present value of benefit obligations:
        Vested benefits                                                 $15,572     $14,346
        Nonvested benefits                                                    -           7
        Accumulated benefit obligation                                   15,572      14,353
        Effect of assumed increase in future compensation levels          3,998       3,555
      Projected benefit obligation                                       19,570      17,908
      Assets of plans at fair value                                      (2,898)     (2,898)
      Excess of projected benefit obligation over assets                 16,672      15,010
      Unrecognized prior service cost                                    (2,510)     (2,888)
      Unrecognized net loss                                              (5,166)     (4,386)
      Unrecognized net obligation remaining from date of adoption        (3,578)     (3,842)
                                                                        -------------------
      Pension liability recognized in the consolidated balance sheets   $ 5,418     $ 3,894
                                                                        ===================



      At September 30, 1996, the Company owns life insurance in the aggregate amount of $45 million covering substantially all the participants in the supplemental retirement plans. The Company intends to keep this life insurance in force until the demise of the participants.

      Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $0.4 million, $0.4 million, and $0.3 million in 1996, 1995, and 1994, respectively.


9.    CONTINGENCIES

      The Company received proceeds of $7.7 million and $13.8 million in 1996 and 1995, respectively, from receivables sold with recourse by the Company to financial institutions and is contingently liable as guarantor of $15.9 million and $23.0 million at September 30, 1996 and 1995, respectively, of such receivables.

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



                                 II -  23

      In October 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation as well as the cases which have been filed in the various state courts. In April 1996, the Company's Motion for Summary Judgment was granted and the Company was dismissed from the Federal class action.

      The Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material effect on the Company's financial condition.

      The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1996 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.


10.   OTHER UNUSUAL ITEMS

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




                                 II -  24

11.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The recorded amounts of the Company's cash and cash equivalents, accounts and notes receivable, other investments, non-current receivables, accounts payable and the revolving bank loan payable, the 6 7/8% Debentures and the 7% Debentures at September 30, 1996 approximate fair value. The fair values of the Company's 7 3/8% Notes and 7 1/4% Notes are estimated as follows, based on the market prices of these instruments as of September 30, 1996:


                                               RECORDED
            DOLLARS IN THOUSANDS                AMOUNT    FAIR VALUE
            ------------------------------------------------------------------
            7 3/8% Senior Notes               $149,300    $154,194
            7 1/4% Senior Notes                 99,696     101,519


12.   MERGER AGREEMENT WITH IVAX CORPORATION

      On November 11, 1996, the Company announced that it had entered into a definitive merger agreement with IVAX Corporation ("IVAX"). IVAX, headquartered in Miami, Florida, is a holding company with subsidiaries engaged in the research, development, manufacture and distribution of health care products, including generic and branded pharmaceuticals, intravenous solutions and related products, and IN VITRO diagnostics. The agreement, which has been unanimously approved by the Board of Directors of the Company and IVAX, calls for the formation of a new combined company to be known as BBI Healthcare Corporation ("BBI"), which will be headquartered in Miami, Florida. Under the agreement, BBI will acquire both the Company and IVAX through an exchange of common stock, whereby IVAX shareowners will receive 0.42 shares of common stock of BBI for each share of IVAX common stock and the Company's shareowners will receive 1.00 share of BBI common stock for each share of Class A Common Stock of the Company. After the merger, BBI is expected to have approximately 91 million shares outstanding of which the Company and IVAX shareowners will hold approximately 44% and 56%, respectively.

      The merger is expected to be accounted for as a pooling of interests, and is expected to be tax-free to shareowners. The merger is expected to close during the first calendar quarter of 1997, subject to regulatory approvals, the approval of the Company and IVAX shareowners, and certain other conditions.






                                 II -  25

INDEPENDENT AUDITORS' REPORT


TO THE DIRECTORS AND SHAREOWNERS OF
  BERGEN BRUNSWIG CORPORATION:


      We have audited the accompanying consolidated balance sheets of Bergen Brunswig Corporation and subsidiaries as of September 30, 1996 and 1995 and the related statements of consolidated earnings and retained earnings and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergen Brunswig Corporation and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.




/S/ DELOITTE & TOUCHE LLP
-------------------------
Costa Mesa, California
October 30, 1996












                                 II -  26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


            None.










































                                 II -  27

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            IDENTIFICATION OF DIRECTORS.

            The Company's Restated Certificate of Incorporation provides that the Board of Directors shall consist of not more than 15 directors nor less than 9 directors, the exact number within such limits to be fixed by the Board as provided in the By-Laws, which currently provide for 12 directors. The directors are divided into three approximately equivalent-sized classes, each class serving for a period of three years on a staggered term basis.

            The following sets forth information concerning the individuals currently serving as directors of the Company:


DIRECTORS WHOSE TERM EXPIRES JANUARY 1997
(CLASS III DIRECTORS)


RODNEY H. BRADY                  Director since 1973.                    Age 63.

            President and Chief Executive Officer, Deseret Management Corporation since April 1996. Former President and Chief Executive Officer, Bonneville International Corporation (broadcast communications) (1985-1996). Mr. Brady is a director of Deseret Mutual Insurance Company and First Security Corporation. Mr. Brady is a member of the Company's Executive, Financing and Nominating Committees.


CHARLES C. EDWARDS, M.D.         Director since 1985.                    Age 73.

            Former President (1993 to 1994) of California Healthcare Institute (nonprofit association). Former President and Chief Executive Officer, ScrippsHealth and Scripps Institutions of Medicine and Science (health care) (1991 to 1993). Dr. Edwards is a director of Molecular Biosystems, Inc., Northern Trust Bank and IDEC Pharmaceutical Company. Dr. Edwards is Chairman of the Company's Audit Committee and a member of the Investment/Retirement Plan Committee.


JAMES R. MELLOR                  Director since 1979.                    Age 66.

            Chairman of the Board and Chief Executive Officer (since 1993), former President and Chief Operating Officer (1991 to 1993), General Dynamics Corporation (diversified defense and aerospace). Mr. Mellor is a director of Kerr Group, Inc., General Dynamics Corporation, Aeromovel USA, Inc. and Computer Sciences Corporation. Mr. Mellor is Vice Chairman of the Company's Compensation/Stock Option Committee and a member of the Investment/Retirement Plan Committee.

                                 III -  1

FRANCIS G. RODGERS               Director since 1982.                    Age 70.

            Author and Lecturer. Former Vice President, Marketing, IBM (information processing systems), retired. Mr. Rodgers is a director of Dialogic Corporation, Mercantile Stores, Inc. and Milliken and Company. Mr. Rodgers is Chairman of the Company's Compensation/Stock Option Committee and a member of the Audit Committee.


DIRECTORS WHOSE TERM EXPIRES JANUARY 1998
(CLASS I DIRECTORS)


ROBERT E. MARTINI                Director since 1962.                    Age 64.

            Chairman of the Board (since 1992) and Chief Executive Officer (since 1990 and until January 1997) of the Company and formerly served as its President (1981 to 1992). Mr. Martini is a director of Mossimo, Inc. Mr. Martini is Chairman of the Company's Executive, Financing and Nominating Committees.


JOHN CALASIBETTA                 Director since 1962.                    Age 91.

            Senior Vice President of the Company.


NEIL F. DIMICK                   Director since 1995.                    Age 47.

            Executive Vice President and Chief Financial Officer (since 1992) and formerly served as Vice President, Finance (1991 to 1992) of the Company. President, Alternate Site Distributors, Inc., a subsidiary of the Company, since September 1996. Mr. Dimick is a member of the Company's Financing and Investment/Retirement Plan Committees.


DONALD R. RODEN                  Director since 1995.                    Age 50.

            President and Chief Operating Officer (since 1995), and Chief Executive Officer-Elect (commencing January 1997) of the Company. Prior to joining the Company in 1995, Mr. Roden was a healthcare industry consultant (1993 to 1995) and Chief Executive, North America (1989 to 1993) of Reed Elsevier Medical (publishing). Mr. Roden is a member of the Company's Executive, Financing and Nominating Committees.




                                 III -  2

DIRECTORS WHOSE TERM EXPIRES JANUARY 1999
(CLASS II DIRECTORS)


JOSE E. BLANCO, SR.              Director since 1992.                    Age 70.

            Chairman of the Board (since 1987) of J.M. Blanco, Inc. (wholesale pharmaceutical distribution). Mr. Blanco is Vice Chairman of the Company's Audit and Investment/Retirement Plan Committees, and a member of the Compensation/Stock Option Committee.


CHARLES J. LEE                   Director since 1972.                    Age 71.

            Former Managing Director, Smith Barney Inc. (investment banking) (1989 to 1996). Mr. Lee is a member of the Company's Executive, Financing and Nominating Committees.


GEORGE R. LIDDLE                 Director since 1969.                    Age 69.

            Investment Adviser.  Former Vice President,  Kidder,  Peabody & Co.,
Inc.   (stockbrokers),   retired.  Mr.  Liddle  is  Chairman  of  the  Company's
Investment/Retirement Plan Committee.


GEORGE E. REINHARDT, JR.         Director since 1985.                    Age 67.

            Formerly served as consultant (1992 to 1995),  Senior Vice President
(1991), Chief Financial Officer (1976 to 1991) and Vice President, Finance (1981 to 1991) of the Company. Mr. Reinhardt is a member of the Company's Executive, Financing and Nominating Committees.



            IDENTIFICATION OF EXECUTIVE OFFICERS.

            Information required by this item is contained in Item 4A captioned "Executive Officers of the Registrant" and is included in Part I of this Annual Report.





                                 III -  3

ITEM 11.    EXECUTIVE COMPENSATION

            DIRECTOR COMPENSATION.

            Employee directors of the Company are not paid any fees, as such, for service on the Board or on any Board Committee. Each non-employee director received for fiscal 1996 an annual fee of $30,000 for Board service and an attendance fee of $2,000 for each Board meeting attended in person or $600 for each such meeting participated in by telephone. For Committee meetings, non-employee directors received $1,000 for each Committee meeting attended in person or $600 for each such meeting participated in by telephone. The Chairman of each Committee who is a non-employee director received a fee of $1,500 for each Committee meeting attended in person or $900 for each telephone meeting of the Committee in which he participated. Non-employee directors are also reimbursed for all expenses incident to their Board service. Each non-employee director who serves less than six months in a fiscal year receives 50% of the annual fee, and if he serves six months or more in a fiscal year, receives 100% of the prevailing annual fee. Under the Company's Deferred Compensation Plan, a non-employee director of the Company may elect to defer up to 100% of these fees or any fixed amount not less than $2,500 of such fees.

            The Company has a nonqualified Capital Accumulation Plan for its non-employee directors. The maximum benefit available to these directors is $150,000, payable upon retirement in 120 equal consecutive monthly installments. If the non-employee director has served for less than ten years, his benefit upon retirement will be based upon 10% of the maximum benefit for each year of Board service with a minimum of three years of service required for inclusion in the plan. If a director dies before the normal retirement age of 70 and his termination from Board service, his beneficiary will receive an amount equal to 100% of the amount the Company would have paid the director had normal retirement age been attained.

            Each non-employee director is automatically entitled to an option grant of 3,000 shares of Common Stock under the Company's Amended and Restated 1989 Stock Incentive Plan upon his initial election or appointment to the Board, and is thereafter entitled to an annual grant of 2,000 shares ("Annual Grant") only if the Company attains a ten percent or greater return on common equity in the preceding fiscal year. During fiscal 1996, each non-employee director received an Annual Grant of 2,000 shares.


            COMPENSATION OF EXECUTIVE OFFICERS.

            The following table sets forth information for the fiscal years ended September 30, 1996, 1995, and 1994, respectively, with respect to certain compensation awarded or paid to the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Executive Officers"):




                                 III -  4


                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                     ANNUAL COMPENSATION             Compensation
                                     -------------------               Awards
                                                           Other     Securities
                                                           Annual    Underlying   All Other
                                                           Compen-    Options/    Compen-
Name and                              Salary    Bonus      sation       SARs      sation(1)
Principal Position           Year       ($)      ($)         ($)         (#)         ($)
------------------           ----       ---      ---         ---         ---         ---
Robert E. Martini            1996     560,000   502,600   108,561(2)   25,000      33,005(3)
Chairman and Chief           1995     553,269   428,000   168,229(2)   15,750      36,774(3)
Executive Officer            1994     534,808   350,000   117,356(2)   10,000      34,278(3)

Donald R. Roden              1996     400,000   359,000    63,601(5)   95,000       ---
President and Chief          1995(4)    ---       ---       ---         ---         ---
Operating Officer            1994(4)   ---        ---       ---         ---         ---

Neil F. Dimick               1996     275,000   269,300   132,631(6)   40,000       4,571
Executive Vice President,    1995     256,731   200,000    35,049(6)    5,250       4,500
Chief Financial Officer      1994     233,654   175,000    30,604(6)   20,000       2,520

Milan A. Sawdei              1996     210,000   141,400    48,087(7)   30,000       4,571
Executive Vice President,    1995     180,000   105,000    33,457(7)    5,250       4,500
Chief Legal Officer and      1994     165,478   100,000    34,855(7)   15,000       2,520
Secretary

Denny W. Steele (8)          1996     200,000   134,700    34,824(9)   15,000       4,598
Executive Vice President     1995     184,809   120,000    29,464(9)   10,250       5,000
                             1994     165,354   100,000    29,323(9)   15,750       2,520

-------------------------------------------------

(1) Reflects Company contributions under the Company's Pre-Tax Investment Retirement Account Plus Plan, unless otherwise indicated in the following notes.

(2) Includes $68,250, $92,120 and $80,780 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Martini during fiscal years 1994, 1995 and 1996, respectively, described under Item 13.

(3) Includes $31,198, $31,774 and $28,418 of allocated premiums paid by the Company to a split dollar life insurance plan on Mr. Martini during fiscal years 1994, 1995 and 1996, respectively.

(4) Mr. Roden's employment with the Company commenced during fiscal year 1996, and accordingly, no amounts are reportable for fiscal years 1994 and 1995.

(5) Includes $16,362 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Roden for fiscal year 1996, described under Item 13.

(6) Includes $12,174, $18,506 and $16,288 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Dimick for fiscal years 1994, 1995 and 1996, respectively, described under Item 13.

(7) Includes $9,100, $13,160 and $11,540 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Sawdei for fiscal years 1994, 1995 and 1996, respectively, described under Item 13.

(8) Mr. Steele tendered his resignation as an executive officer of the Company in September 1996.

(9) Includes $9,100, $13,160 and $11,540 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Steele for fiscal years 1994, 1995 and 1996, respectively, described under Item 13.



                                 III -  5

            EMPLOYMENT AND SEVERANCE AGREEMENTS.

            In May 1994, the Board authorized the Company to enter into written employment agreements (the "Employment Agreements") and severance agreements (the "Severance Agreements") with Mr. Martini (as Chairman and Chief Executive Officer), Mr. Dimick (as Executive Vice President, Chief Financial Officer), Mr. Sawdei (as Executive Vice President, Chief Legal Officer and Secretary) and Mr. Steele (as Executive Vice President, Chief Information Officer); and, in October 1995, with Mr. Roden (as President and Chief Operating Officer). As previously indicated, Mr. Steele is no longer an executive officer of the Company, and his status under the Employment Agreement is currently under review.

            Each of the Employment Agreements is for a term of three years. The Employment Agreements automatically extend on a monthly basis so that the outstanding term is always three years, subject to the option of either party to terminate the automatic extension provision at any time. Pursuant to each Employment Agreement, each Named Executive Officer is to receive his then effective annual base compensation, a bonus that shall be equal to that paid to other executive officers at the same level, but, regardless of what may be paid to other executives, in any event no less than fifty percent of the average of the Named Executive Officer's previous three annual bonuses, and other benefits and allowances. In the event of death or disability, each Named Executive Officer or their beneficiary, as the case may be, will receive the compensation provided for under his Employment Agreement for the term of the Agreement, calculated as if notice to terminate had been given 30 days prior to such event.

            Pursuant to the Employment Agreements, the Company will indemnify each Named Executive Officer with respect to any actions, claims or settlements arising out of the performance of his duties, including the payment of all reasonable attorneys' fees and necessary costs and expenses. In addition, the Company will pay as incurred all reasonable attorneys' fees and necessary costs and disbursements incurred by the Named Executive Officer in connection with any dispute under the Employment Agreement, whether or not the Named Executive Officer prevails.

            Pursuant to the Employment Agreements, a Named Executive Officer's employment may be terminated without a claim for damages arising against the Company (1) upon notice by the Named Executive Officer, except for "good reason" discussed below; (2) by mutual agreement between the Named Executive Officer and the Company; or (3) by the Company for cause. If the Employment Agreement is terminated by the Company for any other reason, or if the Named Executive Officer terminates the Employment Agreement for good reason (including, but not limited to, an adverse change in such officer's position from his position at the time he entered into the Employment Agreement), he will be entitled to damages equal to the present value equivalent of the compensation he would have been paid under the Employment Agreement for the next three years, less his earned income from other employment, if any.

            The Severance Agreements, which provide for benefits additional to the Employment Agreements, with the Named Executive Officers require payment of cash and other benefits in the event of a voluntary or involuntary termination



                                 III -  6
of employment within three years following a Change in Control (as hereinafter defined) of the Company. Payment under the Severance Agreements would consist of
2.99 times the average annual W-2 compensation paid by the Company for the most recent five taxable years of the Named Executive Officer ending before the date of the Change in Control if, following a Change in Control, such Named Executive Officer is terminated without cause, such Named Executive Officer terminates for any reason within 180 days after a Change in Control, or if such Named Executive Officer terminates for good reason (including, but not limited to, an adverse change in such officer's position from his position at the time of the Change in Control). The Severance Agreement continues until three years and one day after a Change in Control or until the Named Executive Officer receives the severance payment under the Agreement.

            Under the Severance Agreement, a Change in Control with respect to the Company is deemed to occur 90 days prior to (i) the acquisition by any person, entity or group, within the meaning of Section 13(d) and 14(d) of the Exchange Act (excluding for this purpose, (A) the Company, or (B) any employee benefit plan of the Company which acquires beneficial ownership of voting securities of the Company) of 50% or more of beneficial ownership (within Rule 13(d)-3 promulgated under the Exchange Act) of the combined voting power of the Company's then outstanding securities; (ii) any rolling period of two consecutive years in which individuals who at the beginning of such period constitute the Board of Directors of the Company (and any new director whose election or nomination for election was approved by a vote of at least 2/3 of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors; provided, however, no director shall be considered to have been so approved if such director initially assumed office as a result of either an actual or threatened "election contest" (as described in Rule 14(a)-11 under the Exchange Act) or other actual or threatened solicitation of proxies or consent by or on behalf of any person other than the Board of Directors, including as a result of any agreement intended to avoid or settle any such election contest or proxy contest; (iii) the approval by the Company's shareowners of a dissolution or liquidation of the Company; (iv) the sale (or similar transaction) of substantially all of the Company's operating assets; or (v) a merger or consolidation, or a transaction having a similar effect, where (A) the Company is not the survivor, (B) the majority of the Common Stock of the Company is no longer held by the holders of Common Stock of the Company immediately prior to the transaction, or (C) the Company's Common Stock is converted into cash, securities or other property.

            If any payment or acceleration of any benefits extended from the Company to any Named Executive Officer upon a Change in Control would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended ("Code"), then the Named Executive Officer shall be entitled to receive an additional "gross up bonus" in an amount necessary to provide the Named Executive Officer with sufficient after income tax funds to fully pay all such excise taxes on both the payment and the gross up bonus.

            Pursuant to the Severance Agreement, the Company will pay as incurred all reasonable attorneys' fees and necessary costs and disbursements incurred by the Named Executive Officer in connection with any dispute under the Severance Agreement, whether or not the Named Executive Officer prevails.



                                 III -  7

            In addition to the above arrangements, the Company has an unfunded, non-qualified Retired Officers Medical Plan available to certain executive officers of the Company and their spouses, including executive officers now retired from the Company. The plan provides for payment of the covered individual's medical, dental, vision and prescription expenses at a level commensurate with the Company's medical benefit plans that are in effect upon the executive officer's retirement (as defined in the plan documents), but limited to the difference between benefits received or potentially available from other insurance sources (including governmental programs), if any, and the total expense actually incurred. The duration of the benefit is for the lifetime of the executive officer and the executive officer's spouse if such officer is married. Upon a change of control (as defined in the plan documents), it is contemplated that the Company would pre-fund the plan in an amount necessary to provide future benefits to the covered individuals eligible to receive benefits under the plan. Based upon the various eligibility criteria under the plan, two of the Named Executive Officers (Messrs. Martini and Sawdei) would be eligible to receive benefits upon their retirement from the Company.


            STOCK OPTION GRANTS AND EXERCISES.

            The following tables provide information with respect to stock options granted to and held by the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants
                                 % of Total
                   Securities   Options/SARs
                   Underlying    Granted to
                  Options/SARs  Employees in   Exercise                Grant Date
                     Granted     Fiscal Year    Price      Expiration    Present
NAME                 (#)(1)         1996       ($/SHARE)      DATE      VALUE($)
----                 ------         ----       ---------      ----      --------

Robert E. Martini   25,000           3.3       $24.44      11/08/05   $219,000(6)

Donald R. Roden     50,000(2)       12.6        21.56      10/15/04    401,500(7)
                    20,000                      24.44      11/08/05    175,200(6)
                    25,000(3)                   28.75      09/04/06    260,750(8)

Neil F. Dimick      15,000           5.3        24.44      11/08/05    131,400(6)
                    25,000(4)                   28.75      09/04/06    260,750(8)

Milan A. Sawdei     15,000           4.0        24.44      11/08/05    131,400(6)
                    15,000(5)                   28.75      09/04/06    156,450(8)

Denny W. Steele     15,000           2.0        24.44      11/08/05    131,400(6)

-----------------------------------------------------

(1) All shares granted as nonstatutory stock options at 100% of fair market value on the date of grant, unless otherwise noted, and vest 25% one year after the date of grant and then 25% per year thereafter.

(2) Granted as incentive stock options.

(3) Of this amount, 3,478 shares granted as incentive stock options.



                                 III -  8



(4) Of this amount, 11,733 shares granted as incentive stock options.

(5) Of this amount, 9,396 shares granted as incentive stock options.

(6) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 6.25%, an option term of ten years, a dividend yield of 2.58% and a stock volatility of .322.

(7) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 6.25%, an option term of ten years, a dividend yield of 2.11% and a stock volatility of .301.

(8) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 6.72%, an option term of ten years, a dividend yield of 2.40% and a stock volatility of .296.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                            Number of Securities
                                           Underlying Unexercised        Value of Unexercised
                    Shares                    Options/SARs at           In-the-Money Options/
                  Acquired on    Value           FY END (#)              SARS AT FY END($) (1)
                   Exercise    Realized          ----------              ---------------------
Name                 (#)          ($)    EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                 ---          ---    -----------  -------------   -----------  -------------
Robert E. Martini     0            0       115,308        29,775    $1,396,520  $269,156
Donald R. Roden       0            0        17,500        74,022       163,975   566,925
Neil F. Dimick        0            0        26,325        45,175       367,426   294,874
Milan A. Sawdei       0            0        34,234        36,750       530,519   264,874
Denny W. Steele       0            0        26,657        25,500       345,074   257,862

----------------------------------

(1) Pursuant to the rules promulgated by the Securities and Exchange Commission, these values were calculated by determining the difference between the value of the Company's stock at fiscal year end ($31.75 on September 30, 1996) and the exercise price of the options.




            PENSION TABLE.

            The following  table shows the  estimated  annual  benefits  payable under the Company's non-qualified Supplemental Executive Retirement Plan ("SERP") at age 62 to persons in specified compensation and years of service classifications, based on a joint and 75 percent survivor annuity form of retirement income. The table also includes benefits payable under the Company's Capital Accumulation Plan ("CAP") for executives who participate in the CAP, which was the SERP's predecessor plan and which was frozen to all employee participants on October 7, 1987.



                                 III -  9


Average Annual
Compensation                       Estimated Annual Retirement Benefits For
During Highest Three Of Final        Years Of Credited Service Shown Below
Five Years Before Retirement         10         20           30        40
----------------------------         --         --           --        --
$       200,000                   $73,500   $126,800     $126,800  $126,800
       400,000                    176,100    282,700      282,700   282,700
       600,000                    278,700    438,700      438,700   438,700
       800,000                    381,500    594,800      594,800   594,800
     1,000,000                    488,000    754,700      754,700   754,700



            As of September 30, 1996, full years of actual credited service in these plans are: Mr. Martini--40 years; Mr. Roden--1 year; Mr. Dimick--5 years; Mr. Sawdei--13 years; and, Mr. Steele--6 years.

            Compensation for a particular year as used for the calculation of retirement benefits under SERP includes base salary received during the year (including salary deferred under a salary deferral plan) and excludes all other compensation. Benefits are reduced by the following amounts: (1) the participant's primary insurance amount payable under the Social Security Act at retirement age; (2) the participant's benefit under the CAP; (3) an annuitized amount based upon an assumed level of participation in the Company's Pre-Tax Investment Retirement Account Plus Plan; and (4) any amounts owed by a participant to the Company (except to the extent that such amount owed is under a program that expressly provides that there will not be an offset). Benefits are payable under the SERP in the form of a joint and survivor annuity, consisting of periodic payments to each participant or a lump sum distribution to a participant's beneficiary should a participant die before attaining normal retirement age. In the alternative, a participant may elect to receive his or her benefit in a lump sum. A $5,000 funeral benefit is available to a participant's estate, offset by any funeral benefit paid under the CAP Plan. Because participants may be required to pay income and payroll taxes based upon payments made by the Company under SERP, the Company will pay affected participants an additional amount that the Company estimates will be equal to such tax liability. Generally, the CAP benefit is a monthly retirement benefit paid over a specified number of months that, at the election of a participant, may be paid in a lump sum. Upon a change in control (as defined in the CAP and SERP), certain senior executive officers' benefits payable under the SERP would be accelerated such that their credited years of service in these plans would be as if they had attained the normal retirement age. In addition, a master trust for certain executive officer deferral plans has been established to preserve these and certain other executive benefits.





                                 III -  10

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


            BENEFICIAL OWNERSHIP OF SECURITIES

            The following table lists the beneficial ownership of each person or group who owns, to the Company's knowledge, more than five percent of its outstanding voting securities, based on the number of shares outstanding as of November 30, 1996:


Name and                                        Amount and
Address of                                       Nature of      Percent of
Beneficial                                      Beneficial      Outstanding
Owner                        Title Of Class      Ownership        Shares
-----                        --------------      ---------        ------
FMR Corp. (1)                Common Stock     4,241,410(1)        10.58
(including subsidiaries)
82 Devonshire Street
Boston, Massachusetts 02109

Wellington Management        Common Stock     2,219,918(2)        5.54
Company, LLP
75 State Street
Boston, Massachusetts  02109

Robert E. Martini (3)        Common Stock     2,204,356(4)        5.50
4000 Metropolitan Drive
Orange, California 92868

------------------------------------

(1) This information was provided by FMR Corp. ("FMR") in its capacities as serving as an investment advisor to various registered investment companies and other funds as well as serving as trustee or managing agent for various private investment accounts. According to a Schedule 13G, dated June 10, 1996, as filed with the Securities and Exchange Commission, FMR had sole voting power over 598,315 shares and sole dispositive power over 4,241,410 shares.

(2) This information has been furnished to the Company by Wellington Management Company, LLP ("WMC") as of December 24, 1996. WMC advises that it is an investment advisor registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended, and as of December 24, 1996, in its capacity as investment advisor, WMC may be deemed to have beneficial ownership of the number of shares indicated, that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class. As of such date, WMC advises it had shared voting power over 1,764,908 shares and shared dispositive power over 2,219,918 shares.

(3) Information as to beneficial ownership has been furnished to the Company by Robert E. Martini as of September 30, 1996. Except as indicated otherwise by the following notes, shares shown beneficially owned are those to which Mr.
Martini may have sole voting and dispositive power.

(4) Includes 115,308 shares which, as of October 31, 1996, may be acquired within sixty days pursuant to the exercise of stock options and 29,925 shares beneficially owned by Mr. Martini for which he does not have voting and dispositive power.




                                 III -  11

            The following table sets forth certain information regarding the ownership of the Company's Common Stock as of October 31, 1996, by: (a) each director; (b) the chief executive officer and the four most highly compensated executive officers named in the Summary Compensation Table (see "Compensation of Executive Officers") under Item 11; and (c) all directors and executive officers as a group:

                                                 Aggregate Number
                                                     of Shares             Percent
                                                   Beneficially              of
                                                    Owned(1)(2)      Outstanding Shares
                                                    -----------      ------------------

Jose E. Blanco, Sr.                                    5,601                  *
Rodney H. Brady (3)                                   42,306                  *
John Calasibetta                                     185,910                  *
Neil F. Dimick                                        30,525                  *
Dr. Charles C. Edwards                                 9,929                  *
Charles J. Lee                                        13,401                  *
George R. Liddle (4)                                  30,079                  *
Robert E. Martini (5)                              2,204,356                 5.50
James R. Mellor                                       12,250                  *
George E. Reinhardt, Jr.                              84,787                  *
Donald R. Roden                                       27,500                  *
Francis G. Rodgers                                    12,122                  *
Milan A. Sawdei (6)                                   34,864                  *
Denny W. Steele                                       26,657                  *


All directors and executive officers as a group
   including those above (20 persons)              2,843,476                 7.10

--------------------------------------------

* Denotes ownership of less than 1% of the outstanding shares of Common Stock.

(1) Information as to beneficial ownership by the directors and executive officers named above has been furnished to the Company by such individuals.
Except as indicated otherwise in the footnotes, shares shown as beneficially owned are those to which the individual has sole voting and dispositive power. Such shares, where applicable, may be subject to community property laws and related statutes under which a spouse may be entitled to share in the management of the community property, which may include the right to vote or dispose of the shares.

(2) Reflects the number of shares that could be purchased by exercise of options exercisable as of October 31, 1996 or within 60 days thereafter under the Company's stock option or stock incentive plans, as follows: Jose E. Blanco, Sr. 5,601 shares; Rodney H. Brady 8,752 shares; Neil F. Dimick 26,325 shares; Dr. Charles C. Edwards 7,439 shares; Charles J. Lee 8,752 shares; George R. Liddle 5,602 shares; Robert E. Martini 115,308 shares; James R. Mellor 8,752 shares; George E. Reinhardt, Jr. 5,601 shares; Donald R. Roden 17,500 shares; Francis G. Rodgers 8,752 shares; Milan A. Sawdei 34,234 shares; Denny W. Steele 26,657 shares; and all directors and executive officers as a group, including those above (20 persons) 369,250 shares.

(3) Includes 1,850 shares held by two sons living at home and 31,704 shares held in trust by Mr. Brady as trustee for his own benefit.

(4) Includes 23,735 shares held by Mr. Liddle as co-trustee for the benefit of him and his wife.

(5) Includes 29,925 shares beneficially owned by Mr. Martini for which he does not have voting and dispositive power.

(6) Includes 630 shares held by Mr. Sawdei as trustee for his son.



                                 III -  12

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


            CERTAIN TRANSACTIONS.

            In April 1990, the Board approved an unfunded deferred compensation loan program available to the executive officers of the Company (the "Executive Loan Program") for the purpose of providing them with an incentive to remain with the Company. Under this program, loans are available to all executive officers of the Company, except those who are also members of the Board. Each outstanding loan matures upon the officer's termination of employment unless extended by the Board and is evidenced by a secured promissory note in the principal amount of the loan which bears no interest. An executive officer may borrow up to 125% of his or her annual salary then in effect upon the date of request. The value of collateral securing the loan must equal at least 125% of the principal loan amount. Although no interest is charged by the Company to the employee, the employee is deemed by the Internal Revenue Service to have compensation in the amount of interest calculated according to a formula prescribed by the Internal Revenue Service. The employee is also deemed to have paid interest in a like amount to the Company. The Company has the right at any time to amend, modify or terminate this program but is limited in terminating or modifying outstanding loans.

            In addition to the above loans, the Board has approved making loans to other key employees under terms similar to the Executive Loan Program and the principal amount of these loans outstanding as of November 30, 1996, to Messrs. Martini, Roden and Steffensen were $1,400,000, $500,000 and $481,250, respectively. The loans to Messrs. Dimick (at the time made), Sawdei and Steele were made pursuant to the Executive Loan Program and are in the amounts of $281,250, $200,000 and $200,000, respectively. In addition, William J. Elliott, Executive Vice President of the Company and President of Bergen Brunswig Medical Corporation, a Company subsidiary, received a loan in the amount of $331,250 under the Executive Loan Program, and a relocation loan in the amount of $100,000. Such amounts represent the largest aggregate amount of each executive officer's indebtedness during the Company's last fiscal year. In the event of a change in control (as defined in the promissory notes for the applicable loans), the indebtedness to the Company of Messrs. Martini, Dimick, Elliott (for the Executive Loan Program loan, only), Roden and Sawdei would be deemed forgiven.

            The Company entered into a life insurance plan for Mr. Martini in 1985. Under this insurance plan, the Company pays the premiums on certain life insurance policies which provide him (or his assignees) with a death benefit of $1,400,000 and which may provide certain alternative benefits in the event of a lifetime surrender of the policy. The Company expects to maintain this policy in force until his 75th birthday, whether he is employed by the Company or has retired.

            Dwight A. Steffensen, formerly a director (1985 to 1996), President (1992 to 1995), Chief Operating Officer (1990 to 1995) and Executive Vice President (1985 to 1992) of the Company, currently serves as a consultant to the Company under a consulting agreement entered into as of February 1, 1996, and which expires October 15, 1998. The agreement provides for bi-weekly payments averaging approximately $19,000, lump sum payments at fiscal year-end averaging



                                 III -  13
approximately $339,000, and upon successful completion of the full term, a lump sum payment of $1,500,000, to be offset in the amount of $481,250 to reflect repayment by Mr. Steffensen of his Company loan. In addition, upon completion of the term of the agreement, the Company shall pay Mr. Steffensen lump sum payments of $1,026,013 and $1,667,247 as benefits accrued under the Company's SERP and CAP Plans, respectively through October 15, 1998. However, in the event Mr. Steffensen breaches certain terms and provisions of the agreement, the SERP and CAP payments, payable at October 15, 1998, will be reduced in the amounts of $444,639 and $221,025, respectively.


            INDEMNIFICATION OF DIRECTORS AND OFFICERS.

            Under Article VII of the Company's Restated Certificate of Incorporation ("Restated Certificate"), every person who is or was a director, officer, employee or agent of the Company and the legal representative of such a person is entitled to receive indemnification from the Company to the fullest extent permitted by law. Under New Jersey law, directors and officers may be indemnified in certain situations, subject to the Company's having taken certain actions and the directors and officers having met certain specified standards of conduct. In 1986, the Company entered into individual agreements (collectively, the "Indemnity Agreement") to indemnify each of its directors against liabilities and defense costs to the extent that such directors would have been insured under the director and officer liability insurance policies which were in effect on December 31, 1984 (the "1984 Policy"). The Company believes that the coverage addresses liabilities arising under ERISA, securities and antitrust laws. The obligation of the Company to indemnify a director under the Indemnity Agreement is limited to $30 million, in the aggregate, the maximum coverage available under the 1984 Policy. However, the Indemnity Agreement does not limit a director's right to recover in excess of such $30 million maximum from the Company if the director is otherwise entitled to statutory indemnification. The Indemnity Agreement was ratified by the shareowners at the December 1986 Annual Meeting.



                                 III -  14

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      1.    Financial Statements
            --------------------

                  The following  Consolidated Financial Statements
            of Bergen Brunswig Corporation and Subsidiaries are included in Part II, Item 8:

                  Statements   of   Consolidated    Earnings   and
                        Retained  Earnings  for  the  Years  Ended
                       September 30, 1996, 1995, and 1994
                  Consolidated Balance Sheets, September 30, 1996
                        and 1995
                  Statements  of  Consolidated  Cash Flows for the
                        Years Ended September 30, 1996,  1995, and
                        1994
                  Notes to Consolidated Financial Statements
                  Independent Auditors' Report



      Financial statements and schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the consolidated financial statements or notes thereto.















                                  IV -  1

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)


      3.    Exhibits
            --------

              ***2 Agreement and Plan of Merger, dated as of November 10, 1996, among BBI, IVAX, the Company, IVAX Merger Sub and Bergen Merger Sub.

                3(a) The By-Laws as amended and restated and dated November 8, 1996.

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

            ***10(a) Stock Option Agreement, dated as of November 10, 1996, between IVAX and the Company.

            ***10(b) Stock Option Agrement, dated as of November 10, 1996, between the Company and the IVAX.

            ***10(c) Voting Agreement, dated as of November 10, 1996, between IVAX and Robert E. Martini.

            ***10(d) Voting Agreement, dated as of November 10, 1996, among the Company, Frost-Nevada, Limited Partnership and Dr. Phillip Frost.



                                  IV -  2

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)


      3.    Exhibits (Continued)
            --------

            **10(e)     Bergen Brunswig Corporation Deferred Compensation Plan.

            **10(f)     Director  Indemnification   Agreement  and  Amendmentto
                        Director Indemnification Agreement.

             *10(g) Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977, amended October 19, 1990, is set forth as Exhibit 10(i) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

            **10(h)     Bergen  Brunswig  Corporation  Stock Option Plans, other
                       than the 1989 Stock Incentive Plan.

             *10(i) 1989 Stock Incentive Plan of Bergen Brunswig Corporation is set forth as Exhibit 10(j) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

             *10(j) Amendments to the Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation dated October 20, 1994 are set forth as Appendix A on pages 28 and 29 of the Company's definitive Proxy Statement dated December 22, 1994 for its January 26, 1995 Annual Meeting of Shareowners.

             *10(k) Form of Amended and Restated Supplemental Executive Retirement Plan.

             *10(l)     Form of Amended and Restated Capital Accumulation Plan.

                        Exhibits 10(k) and 10(l) above are set forth as Exhibits
                        10.1 and 10.2 in the Company's Registration Statement on Form S-3 and Amendment No.1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

              10(m) Amendment No.1 to the Amended and Restated Capital Accumulation Plan.

             *10(n) Executive Loan Program is set forth as Exhibit 10(k) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.



                                  IV -  3

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)


      3.    Exhibits (Continued)
            --------


             *10(o) Amended and Restated Executive Loan Program dated March 3, 1995 is set forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

             *10(p) Non-Solicitation Agreement dated as of September 4, 1992 among W.A. Williamson, Jr., Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit
                        (c)(2) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

             *10(q) Non-Solicitation Agreement dated as of September 4, 1992 among Charles E. Adair, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit
                        (c)(3) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities and Exchange Act of 1934.

             *10(r) Non-Solicitation Agreement dated as of September 4, 1992 among Winfield Cotton, Durr-Fillauer Medical, Inc. and Bergen Brunswig Corporation is set forth as Exhibit
                        (c)(4) to Amendment No. 16 to Bergen Brunswig Corporation's and BBC Acquisition Corp.'s Tender Offer Statement pursuant to Section 14(d)(1) of the Securities Exchange Act of 1934.

             *10(s) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc. and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

             *10(t)     Employment Agreement and Schedule.

             *10(u)     Severance Agreement and Schedule.

                        Exhibits 10(t) and 10(u) above are set forth as Exhibit 10(q) and 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

              11 Computation of earnings per share for the three years ended September 30, 1996.



                                  IV -  4

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

               27       Financial Data Schedule for the year ended September 30,
                        1996.

              *99(a) Split Dollar Life Insurance Plan with Emil P. Martini, Jr. and Robert E. Martini.

              *99(b) Amended and Restated Credit Agreement dated as of September 30, 1994 among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association is set forth as Exhibit 99(h) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

              *99(c) First and Second Amendments to Amended and Restated Credit Agreement dated as of February 27, 1995 and March 16, 1996, respectively, are set forth as Exhibits 99(a) and 99(b), respectively, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

              *99(d) Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

              *99(e) The Company's Current Report on Form 8-K dated November 10, 1996, relating to the execution of a definitive merger agreement with IVAX Corporation, is incorporated herein by reference in Part I, Item 1 of this Annual Report.

              *99(f) The Company's Schedule 13D and Form 3 dated November 10, 1996 relating to the definitive merger agreement with IVAX Corporation.




                                  IV -  5

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

** Incorporated herein by reference to the exhibits filed as part of the Company's Registration Statement on Form S-3 (Registration No. 33-5530) and Amendment Nos. 1 and 2 thereto relating to an offering of $43,000,000 principal amount of 6 7/8% Exchangeable Subordinated Debentures due 2011, filed with the Securities and Exchange Commission on May 8, July 1, and July 8, 1986, respectively.

*** Incorporated herein by reference to the exhibits filed as part of the Company's Current Report on Form 8-K relating to the execution of a definitive merger agreement with IVAX Corporation, filed with the Securities and Exchange Commission on November 12, 1996.


(b)   Reports on Form 8-K:

      On November 12, 1996, a Current Report on Form 8-K, dated November 10, 1996, was filed reporting under Item 5, the execution of a definitive merger agreement with IVAX Corporation.














                                  IV -  6

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BERGEN BRUNSWIG CORPORATION


December 27, 1996                      By /S/   ROBERT E. MARTINI
                                          -----------------------
                                                Robert E. Martini
                                                Chairman of the Board and
                                                Chief Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below, hereby constitutes and appoints Robert E. Martini, Donald R. Roden and Milan A. Sawdei and each of them singly, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including pre-effective amendments and post-effective amendments) to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                 DATE
---------                       -----                                 ----

/S/ ROBERT E. MARTINI           Chairman of the Board            December 27, 1996
---------------------           and Chief Executive
    Robert E. Martini           Officer and Director
                                (Principal Executive
                                Officer)

/S/ DONALD R. RODEN             President and Chief              December 27, 1996
-------------------             Operating Officer and Chief
    Donald R. Roden             Executive Officer-Elect
                                and Director

/S/ NEIL F. DIMICK              Executive Vice President,        December 27, 1996
------------------              Chief Financial Officer
    Neil F. Dimick              and Director
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)




                                  IV -  7


SIGNATURE                           TITLE                        DATE
---------                           -----                        ----


/S/ JOHN CALASIBETTA                Senior Vice President        December 27, 1996
--------------------                and Director
    John Calasibetta

/S/ JOSE E. BLANCO, SR.             Director                     December 27, 1996
-----------------------
    Jose E. Blanco, Sr.

/S/ RODNEY H. BRADY                 Director                     December 27, 1996
-------------------
    Rodney H. Brady

/S/ CHARLES C. EDWARDS, M.D.        Director                     December 27, 1996
----------------------------
    Charles C. Edwards, M.D.

/S/ CHARLES J. LEE                  Director                     December 27, 1996
------------------
    Charles J. Lee

/S/ GEORGE R. LIDDLE                Director                     December 27, 1996
--------------------
    George R. Liddle

/S/ JAMES R. MELLOR                 Director                     December 27, 1996
-------------------
    James R. Mellor

/S/ GEORGE E. REINHARDT, JR.        Director                     December 27, 1996
----------------------------
    George E. Reinhardt, Jr.

/S/ FRANCIS G. RODGERS              Director                     December 27, 1996
----------------------
    Francis G. Rodgers


















                                  IV -  8



                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                             PAGE NO.
-----------                                                             --------

  ***2      Agreement and Plan of Merger,  dated as of November 10,
            1996, among BBI, IVAX, the Company, IAX Merger Sub and
            Bergen Merger Sub

    3(a)    The  By-Laws as  amended and  restated  and dated                68
            November 8, 1996.

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

***10(a) Stock Option Agreement, dated as of November 10, 1996, between IVAX and the Company.

***10(b) Stock Option Agreement, dated as of November 10, 1996, between the Company and IVAX.

***10(c)    Voting Agreement,  dated as of November 10, 1996,  between
            IVAX and Robert E. Martini.

***10(d)    Voting Agreement, dated as of November 10, 1996, among the
            Company, Frost-Nevada, Limited Partnership and Dr. Phillip
            Frost.

 **10(e)     Bergen Brunswig Corporation Deferred Compensation Plan.

 **10(f)    Director   Indemnification   Agreement  and  Amendment  to
            Director Indemnification Agreement.






                          INDEX TO EXHIBITS (CONTINUED)
                          -----------------------------

EXHIBIT NO.                                                             PAGE NO.
-----------                                                             --------

  *10(g)    Bergen   Brunswig   Corporation   Bonus  Plan  as  adopted
            September 1, 1977,  amended October 19, 1990, is set forth as Exhibit  10(i) in the  Company's  Annual Report on Form
            10-K for the fiscal year ended August 31, 1991.

 **10(h) Bergen Brunswig Corporation Stock Option Plans, other than the 1989 Stock Incentive Plan.

  *10(i) 1989 Stock Incentive Plan of Bergen Brunswig Corporation is set forth as Exhibit 10(j) in the Company's Annual
            Report on Form 10-K for the fiscal year ended August 31, 1989.

  *10(j)    Amendments   to  the  Amended  and  Restated   1989  Stock
            Incentive  Plan  of  Bergen  Brunswig   Corporation  dated
            October  20,  1994 are set forth as Appendix A on pages 28
            and  29 of  the  Company's   definitive  Proxy   Statement
            dated  December  22,  1994 for its January 26, 1995 Annual
            Meeting of Shareowners.

  *10(k)    Form  of  Amended  and  Restated  Supplemental   Executive
            Retirement Plan.

  *10(l)    Form of Amended and Restated Capital Accumulation Plan.

            Exhibits  10(k) and 10(l)  above are set forth as Exhibits
            10.1 and 10.2 in the Company's Registration Statement Form
            S-3 and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

   10(m)    Amendment  No.  1 to  the  Amended  and  Restated  Capital     90
            Accumulation Plan.

  *10(n) Executive Loan Program is set forth as Exhibit 10(k) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1990.

  *10(o)    Amended and Restated Executive Loan Program dated March 3,
            1995 is set forth as Exhibit 10(g) in the Company's Annual
            Report on Form 10-K for the fiscal  year  ended  September
            30, 1995.






                          INDEX TO EXHIBITS (CONTINUED)
                          -----------------------------

EXHIBIT NO.                                                             PAGE NO.
-----------                                                             --------

  *10(p)    Non-Solicitation  Agreement  dated as of September 4, 1992 among W.A. Williamson,  Jr.,  Durr-Fillauer  Medical, Inc.
            and Bergen  Brunswig  Corporation  is set forth as Exhibit
            (c)(2)   to   Amendment   No.   16  to   Bergen   Brunswig
            Corporation's  and BBC  Acquisition  Corp.'s  Tender Offer
            Statement  pursuant to Section  14(d)(1) of the Securities and Exchange Act of 1934.

  *10(q) Non-Solicitation Agreement dated as of September 4, 1992 among Charles E. Adair, Durr-Fillauer Medical, Inc. and
            Bergen Brunswig Corporation is set forth as Exhibit (c)(3) to Amendment No. 16 to Bergen Brunswig Corporation's and
            BBC Acquisition Corp.'s Tender Offer Statement pursuant to
            Section  14(d)(1) of the  Securities  and  Exchange Act of
            1934.

  *10(r) Non-Solicitation Agreement dated as of September 4, 1992 among Winfield Cotton, Durr-Fillauer Medical, Inc. and
            Bergen Brunswig Corporation is set forth as Exhibit (c)(4) to Amendment No. 16 to Bergen Brunswig Corporation's and
            BBC Acquisition Corp.'s Tender Offer Statement pursuant to
            Section 14(d)(1) of the Securities Exchange Act of 1934.

  *10(s) Agreement dated as of September 18, 1992 by and among Bergen Brunswig Corporation, Durr-Fillauer Medical, Inc.
            and the Attorneys General of the States of Alabama, Florida and Louisiana is set forth as Exhibit 10(p) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

  *10(t)    Employment Agreement and Schedule.

  *10(u)    Severance Agreement and Schedule.

            Exhibit  10(t) and 10(u)  above are set forth as  Exhibits
            10(q) and 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

   11       Computation of earnings per share for the three years          91
            ended September 30, 1996.

   21       List of subsidiaries of Bergen Brunswig Corporation            92

   23       Independent Auditors' Consent.                                 93

   24       Power of  Attorney is set forth on the  Signature  pages in
            Part IV of this Annual Report.






                          INDEX TO EXHIBITS (CONTINUED)
                          -----------------------------

EXHIBIT NO.                                                             PAGE NO.
-----------                                                             --------

   27       Financial Data Schedule for the year ended September
            30, 1996.                                                     94

  *99(a)    Split  Dollar  Life  Insurance  Plan with Emil P.  Martini,
            Jr. and Robert E. Martini.

  *99(b)    Amended  and  Restated   Credit   Agreement  dated  as  of
            September  30, 1994 among Bergen  Brunswig  Drug  Company,
            Bergen Brunswig  Corporation and Bank of America  National
            Trust and  Savings  Association  is set  forth as  Exhibit
            99(h) in the Company's  Annual Report on Form 10-K for the
            fiscal year ended September 30, 1994.

  *99(c)    First and Second Amendments to Amended and Restated Credit
            Agreement  dated as of  February  27,  1995 and  March 16,
            1996, respectively, are set forth as Exhibits 99(a) and 99(b), respectively, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

  *99(d)    Item 1 - Legal  Proceedings  of  Part II of the  Company's
            Quarterly  Report on Form 10-Q for the quarter  ended June
            30,  1994  as  filed  with  the  Securities  and  Exchange
            Commission,  are incorporated  herein by reference in Part
            I, Item 3 of this Annual Report.

  *99(e)    The Company's  Current  Report on Form 8-K dated  November
            10, 1996, relating to the execution of a definitive merger agreement with IVAX Corporation, is incorporated herein by reference in Part I, Item 1 of this Annual Report.

  *99(f)    The Company's  Schedule 13D and Form 3 dated  November 10,
            1996 relating to the definitive merger agreement with IVAX
            Corporation.

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






                          INDEX TO EXHIBITS (CONTINUED)
                          -----------------------------




*     Document  has  heretofore  been filed  with the  Securities  and  Exchange
      Commission and is incorporated herein by reference and made a part hereof.

** Incorporated herein by reference to the exhibits filed as part of the Company's Registration Statement on Form S-3 (Registration No. 33-5530)
      and Amendment Nos. 1 and 2 thereto relating to an offering of $43,000,000 principal amount of 6 7/8% Exchangeable Subordinated Debentures due 2011, filed with the Securities and Exchange Commission on May 8, July 1, and
      July 8, 1986, respectively.

***   Incorporated  herein by  reference  to the  exhibits  filed as part of the
      Company's  Current  Report  on Form 8-K  relating  to the  execution  of a
      definitive  merger  agreement  with  IVAX  Corporation,   filed  with  the
      Securities and Exchange Commission on November 12, 1996.











                                                                     Exhibit 3(a)
                          AMENDED AND RESTATED BY-LAWS

                           BERGEN BRUNSWIG CORPORATION

                             AS OF NOVEMBER 8, 1996

                       ----------------------------------

                                    ARTICLE I

                                     OFFICE
                                     ------

      Section 1. PRINCIPAL  OFFICE.  The principal  office of the corporation is
                 -----------------
hereby  fixed and  located at 4000  Metropolitan  Drive,  in the City of Orange,

County of Orange,  and State of  California.  The board of  directors  is hereby granted  full power and  authority  to change said  principal  office to another office within or without the State of California.

      Section 2. OTHER OFFICES. Branch or subordinate offices may at any time be
                 -------------
established  by the  board  of  directors  at any  place  or  places  where  the corporation is qualified to do business.


                                   ARTICLE II

                             MEETING OF SHAREHOLDERS
                             -----------------------

      Section 1. PLACE OF MEETINGS.  All meetings of shareholders  shall be held
                 -----------------
at the principal  office of the corporation or at such other place in the States of New  Jersey,  California  or New York as may be  designated  by the  board of directors or its executive committee and stated in the notice of the meeting.

      Section 2. ANNUAL  MEETINGS.  An annual meeting of the shareholders of the
                 ----------------
corporation shall be held on such day during the months of December,  January or

February of each year, and at





such hour,  as shall be fixed by the board of directors  and  designated  in the notice of the meeting.

      Section 3. SPECIAL  MEETINGS.  Special meetings of the shareholders may be
                 -----------------
called  for any  purpose  and at any  time by the  chairman  of the  board,  the president  or by the board of  directors  or as provided in the  certificate  of incorporation.

      Section  4.  NOTICE OF  MEETINGS.  Written  notice of the time,  place and
                   -------------------
purposes of annual and special  meetings of shareholders  shall be given to each shareholder entitled to vote at such meeting at least ten (10) days and not more than sixty (60) days before the date of such  meeting,  either  personally or by mail, charges prepaid, addressed to such shareholder at his address appearing on the books of the corporation.

      Section 5. RECORD DATE.  The board of directors  shall fix the record date
                 -----------
for  determination  of  shareholders  entitled  to  notice of and to vote at any annual or special  meeting of  shareholders.  Such record date shall not be more than  sixty  (60)  days nor less  than ten  (10)  days  before  the date of such meeting.

      Section 6.  NOMINATIONS  OF  DIRECTORS  AND  PROPOSALS  OF  BUSINESS TO BE
                 ---------------------------------------------------------------
CONSIDERED. (a) Nominations of persons for election to the board of directors of
----------
the   corporation  and  the  proposal  of  business  to  be  considered  by  the shareholders  may be made at an annual meeting of  shareholders  (i) pursuant to the corporation's notice of such annual meeting,  (ii) by or at the direction of the board of directors or (iii) by any  shareholder of the corporation who was a shareholder  of record at the time of giving of the notice  provided for in this

Article II, Section 6 and who is entitled to vote at the meeting,  provided that such  shareholder  has  complied  with the notice  procedures  set forth in this

Article II, Section 6.

            (b) For nominations or other business to be properly  brought before an annual meeting by a shareholder  pursuant to clause (iii) of paragraph (a) of this  Article  II,  Section 6, the  shareholder  must have given  timely  notice thereof  in  writing  to the  secretary  of the  corporation.  To be  timely,  a shareholder's  notice  shall be  delivered  to the  secretary  at the  principal executive offices of the corporation not less than sixty (60) days nor more than ninety (90) days prior to the first  anniversary of the preceding  year's annual meeting;  provided,  however,  that in the  event  that the  date of the  annual meeting is  advanced by more than thirty (30) days or delayed by more than sixty

(60) days from such  anniversary  date,  notice by the  shareholder to be timely must be so  delivered  not earlier than the  ninetieth  (90th) day prior to such annual  meeting  and not later  than the close of  business  on the later of the sixtieth  (60th)  day  prior to such  annual  meeting  or the tenth  (10th)  day following  the day on which public  announcement  of the date of such meeting is first made. Such shareholder's notice shall set forth (i) as to each person whom the  shareholder  proposes to nominate for election or reelection as a director,

all  information  relating to such person  that is required to be  disclosed  in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities  Exchange Act of 1934,

as amended (the "Exchange Act") (including,  without  limitation,  such person's name,  address and principal  occupation  and such person's  written  consent to being named in the proxy  statement as a nominee and to serving as a director if elected);  (ii) as to any other business that the shareholder  proposes to bring before the meeting,  a brief  description of the business  desired to be brought before the meeting,  the reasons for conducting such business at the meeting and any  financial or other  interest in such business of such  shareholder  and the beneficial  owner, if any, on whose behalf the proposal is made; and (iii) as to the  shareholder  giving the notice and the beneficial  owner,  if any, on whose behalf  the  nomination  or  proposal  is made (1) the name and  address of such shareholder,  as they appear on the corporation's  books, and of such beneficial owner and (2) the class and number of shares of the corporation  which are owned beneficially and of record by such shareholder and such beneficial owner.

            (c) Notwithstanding anything in the second sentence of paragraph (b)

of this Article II,  Section 6 to the contrary,  in the event that the number of directors  to be  elected  to the  board  of  directors  of the  corporation  is increased  and there is no public  announcement  naming all of the  nominees for director or specifying the size of the increased  board of directors made by the corporation  at least  seventy (70) days prior to the first  anniversary  of the preceding year's annual meeting, a shareholder's notice required by this Article





II, Section 6 shall also be considered timely, but only with respect to nominees for any new positions created by such increase,  if it shall be delivered to the secretary at the principal  executive  offices of the corporation not later than the close of business on the tenth  (10th) day  following  the day on which such public announcement is first made by the corporation.

            (d) Only such  persons  who are  nominated  in  accordance  with the procedures set forth in this Article II, Section 6 shall be eligible to serve as directors  and only such  business  shall be conducted  at an annual  meeting of shareholders  as shall have been brought  before the meeting in accordance  with the procedures set forth in this Article II, Section 6; provided,  however, that the presiding  officer of the meeting may elect,  for good cause shown, to waive one or more of the  procedures  of this  Article  II,  Section 6. The  presiding officer  of the  meeting  shall have the power and duty to  determine  whether a nomination or any business proposed to be brought before the meeting was made in accordance  with the  procedures set forth in this Article II, Section 6 and, if any proposed  nomination or business is not in compliance  with this Article II,

Section 6 and the presiding officer elects not to waive such non-compliance,  to

declare  that  such  defective   proposed   business  or  nomination   shall  be

disregarded.

            (e)  For   purposes  of  this   Article  II,   Section  6,   "public

announcement" shall mean disclosure in a press release reported by the Dow Jones

News  Service,  Associated  Press or a comparable  national news service or in a document  publicly  filed by the  corporation  with the  Securities and Exchange

Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

            (f)  Notwithstanding  the  foregoing  provisions of this Article II,

Section 6, a shareholder  shall also comply with all applicable  requirements of the Exchange Act and the rules and  regulations  thereunder  with respect to the matters set forth in this  Article II,  Section 6.  Nothing in this  Article II,

Section 6 shall be  deemed to affect  any  rights  of  shareholders  to  request inclusion of proposals in the  corporation's  proxy  statement  pursuant to Rule

14a-8 under the Exchange Act.

      Section 7. QUORUM.  Except as  otherwise  provided in the  certificate  of
                 ------
incorporation,  the  presence in person or by proxy of the holders of a majority of any class or series voting  separately at a meeting and a majority of any two or more classes  voting  together as a class at such meeting shall  constitute a quorum for the transaction of business; if any matter to come before the meeting requires a vote of less than all the outstanding  classes,  then the presence in person or by proxy of the  holders  of a  majority  of the class or  classes  or series  having the right to vote on such matter or matters  shall  constitute  a quorum for the transaction of such business.  The shareholders present at a duly called or held  meeting at which a quorum is present may continue to do business until adjournment notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

      Section 8.  ADJOURNED  MEETINGS  AND  NOTICE  THEREOF.  Any  shareholders'
                 ------------------------------------------
meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of a majority  of the shares the  holders of which are either present in person or represented by proxy at such meeting, but in the absence  of a quorum  no  other  business  may be  transacted  at such  meeting;

provided,  however,  that if a quorum  of any class or  series  is  present  and objects to such adjournment, the meeting shall not be adjourned.

            When  any  shareholders'  meeting,  either  annual  or  special,  is adjourned for more than thirty days,  notice of the  adjourned  meeting shall be given as in the case of an original  meeting.  If any such  meeting is adjourned for  thirty  days or less,  however,  and the time  and  place of the  adjourned meeting is announced at the meeting at which the  adjournment is taken,  and the only business  transacted  at the  adjourned  meeting is such as might have been transacted at the original  meeting,  no further notice of the adjourned meeting need be given to shareholders.  If after the adjournment, the board of directors fixes a new record  date for the  adjourned  meeting,  however,  a notice of the adjourned meeting shall be given to each shareholder of record on the new record date.

      Section 9.  VOTING.  Shareholders  shall  vote  their  stock in the manner
                 -------
provided  in the  certificate  of  incorporation  as amended  from time to time.

Shares held by the corporation shall not be voted at any meeting of shareholders for any purpose.

      Section 10. PROXIES.  Every  shareholder  entitled to vote at a meeting of
                 --------
shareholders  may authorize  another  person or persons to act for him by proxy.





Every proxy shall be executed in writing by the shareholder or his agent, except that a proxy may be given by a shareholder  or his agent by telegram or cable or by any means of electronic  communication  which results in a writing.  No proxy shall be valid  after  eleven  months  from the date of its  execution  unless a longer  time  is  expressly  provided  therein.  Unless  it  states  that  it is irrevocable and is coupled with an interest either in the stock itself or in the corporation, a proxy shall be revocable at will. A proxy shall not be revoked by the death or incapacity of the shareholder but the proxy shall continue to be in

force  until  revoked  by  the  personal   representative  or  guardian  of  the

shareholder.  The presence at a meeting of any shareholder who has given a proxy does not revoke the proxy unless the  shareholder  files  written  notice of the revocation with the secretary of the meeting prior to the voting of the proxy or votes the shares  subject to the proxy by written  ballot.  A person  named in a proxy as the attorney or agent of a  shareholder  may, if the proxy so provides,

substitute another person to act in his place,  including any other person named as an  attorney  or agent in the  same  proxy.  The  substitution  shall  not be effective  until an  instrument  effecting it is filed with the secretary of the corporation.

      Section 11.  OFFICERS OF MEETINGS.  The chairman of the board, if present,
                   --------------------
shall preside at all meetings of shareholders. In his absence, the president, if present,  shall preside.  In his absence,  the vice president of the corporation who has held that office for the longest  period of those present at the meeting shall  preside.  The  secretary of the  corporation  shall,  if present,  act as secretary  of all  meetings  of  shareholders.  In his  absence,  any  assistant secretary  of the  corporation  who is  present  shall act as  secretary  of the meeting.  If no assistant  secretary is present, a temporary  secretary for that particular meeting shall be elected.

      Section 12.  ORDER OF  BUSINESS.  The order of business at all meetings of
                   ------------------
the  shareholders,  unless changed by a majority vote of the shares  entitled to vote at such  meeting,  shall be as  follows:  (i) call to order;  (ii) proof of mailing  of  notice of  meeting,  proxy and  proxy  statement;  (iii)  report on presence of a quorum;  (iv) reading or waiver of minutes of  preceding  meeting;

(v)  election  of  directors;  (vi)  vote on other  proposals;  (vii)  report of officers; and (viii) other business and adjournment.





      Section 13. VOTING LIST.  The secretary or any assistant  secretary  shall
                  -----------
produce at each shareholders' meeting a list of shareholders entitled to vote at the  meeting  or any  adjournment  thereof.  Such  list  shall  (a) be  arranged alphabetically within each class and series, with the address of, and the number of shares held by, each  shareholder,  (b) be subject to the  inspection  of any shareholder  for reasonable  periods during the meeting,  and (c) be prima facie evidence as to persons who are the shareholders entitled to examine such list or to vote at the meeting.

      Section 14. ACTION BY  SHAREHOLDERS  WITHOUT A MEETING.  In order that the
                  ------------------------------------------
corporation  may  determine  the  shareholders  entitled to consent to corporate action in  writing  without a meeting  pursuant  to  Section  14A:5-6 of the New

Jersey Business  Corporation  Act, any shareholder of record seeking to have the shareholders  authorize or take corporate  action by written  consent shall,  by written  notice to the  secretary,  request  that the board of  directors  set a record  date.  Upon receipt of such  written  notice,  or in the absence of such written  notice at any time at its election,  the board of directors  may, as it deems  appropriate  and in  the  best  interests  of the  corporation,  adopt  a resolution  setting a record date for purposes of determining  the  shareholders entitled to consent to corporate action in writing without a meeting. Any record date  set by the  board of  directors  pursuant  to this  Section  14 shall  not precede,  and shall not be more than ten (10) days after,  the date on which the resolution setting the record date is adopted by the board of directors.



                                   ARTICLE III

                               BOARD OF DIRECTORS
                               ------------------


      Section 1. NUMBER OF DIRECTORS.  The board of directors of the corporation
                 -------------------
shall be  composed  of not less than nine (9) nor more than  fifteen  (15) until changed by an amendment of the certificate of incorporation  duly adopted by the shareholders of the corporation.

            The board of  directors,  following  the  adoption of these  amended by-laws,  shall consist of twelve (12)  members.  The number of directors may be increased or decreased within the foregoing  limitations by an amendment to this

Section 1 of Article III duly adopted by the board of directors.

      Section 2. TERM OF OFFICE; CLASSIFICATION OF DIRECTORS. The board shall be
                 -------------------------------------------
divided into three classes,  which shall be  denominated  Classes I, II and III,

respectively.  The number of directors in each class shall be as nearly equal as possible.  All persons who are now Class A  directors  shall  continue in office until the  expiration  of the terms for which they were  elected and  thereafter until  their  successors  shall  have  been  elected  and  qualified.  All other directors  shall  continue  in office  until the first  meeting of  shareholders following  the  conversion of all Class B Common Stock into Class A Common Stock pursuant  to  the  certificate  of  incorporation  (the  "First  Meeting"),  and thereafter until their successors shall have been elected and qualified.

            At the First Meeting,  Class I directors shall be elected for a term ending  at the  third  annual  meeting  of  shareholders  thereafter;  Class  II directors  shall be elected  for a term  ending at the first  annual  meeting of shareholders  thereafter;  and Class III  directors  shall be elected for a term ending at the second annual meeting of shareholders thereafter. Management shall recommend, and the board of directors shall determine,  which directors shall be nominated for each such Class.

            At each meeting of shareholders  after the First Meeting,  directors shall be elected to fill the directorships of the Class of directors whose terms have  expired.  Those  directors  shall hold office  until the third  successive annual meeting of shareholders  after their election and until their  successors shall have been  elected  and  qualified,  so that  directors  elected at annual meetings of  shareholders  subsequent to the First Meeting shall each be elected for a three year term, and that the term of one class of directors  shall expire at each annual meeting.

      Section 3.  RESIGNATION AND REMOVAL.  Any director may resign at any time.

Any director may be removed with or without cause as provided in the certificate of  incorporation.  A special meeting for the purpose of removing a director may be called  for by the  chairman  of the  board,  the  president  or the board of directors.  Notice of such  meeting  shall be given to all the  shareholders  of





Class A Common Stock in the manner  provided by these  by-laws for any annual or special meeting. A new director may be elected at the special meeting called for the purpose of removing  such  director or at any  subsequent  annual or special meeting of  shareholders.  If such  director is elected at a special  meeting of shareholders,  he shall serve until the term of the removed  director would have expired  and  thereafter  until  his  successor  shall  have  been  elected  and qualified.

      Section  4.  VACANCIES.  If any  vacancy  should  occur  in the  board  of
                   ---------
directors for any reason whatsoever, such vacancy may be filled by a majority of the  remaining  directors.  Each director so elected shall hold office until the next  succeeding  annual or special meeting of the  shareholders  and thereafter until his successor shall have been elected and qualified.

            A vacancy or vacancies in the board of directors  shall be deemed to exist in the case of the death,  resignation  or removal of any director,  or if the authorized number of directors be increased,  or if the shareholders fail at any special  meeting of the  shareholders at which any director or directors are elected  to elect the  authorized  number of  directors  to be voted for at that meeting.  No reduction  of the  authorized  number of  directors  shall have the effect of removing any director prior to the expiration of his term of office.

            Subject to the provisions of the certificate of  incorporation,  the shareholders  may elect a director or  directors at any time to fill any vacancy or vacancies not filled by the directors.  If the board of directors accepts the resignation of a director tendered to take effect at a future time, the board or the  shareholders  shall have the power to elect a successor to take office when the resignation is to become effective.

            If the  chairman  of the  board,  the  president  or  the  board  of directors  shall so direct,  the secretary shall promptly call a special meeting of  shareholders  to elect a director  to fill such  vacancy.  Any  director  so elected shall hold office for a term which is not inconsistent with Section 2 of

Article III of these by-laws, and thereafter until his successor shall have been elected and qualified.





            If a  vacancy  of  all  directors  shall  occur,  the  president  or secretary  shall promptly call a special  meeting of the  shareholders  to elect directors to fill such vacancies. The persons so elected shall hold office until the next annual meeting of shareholders  and thereafter  until their  respective successors shall have been elected and qualified.

      Section 5. PLACE OF MEETING.  The board of directors may hold its meetings
                 ----------------
at such place or places  within or without  the State of New Jersey as the board may from time to time determine.

      Section 6. REGULAR  MEETINGS.  Regular  meetings of the board of directors
                 -----------------
shall  be held on such  day in March or  April,  June or July and  September  or

October as shall be determined  from time to time by the board, at 10:00 a.m. or at such other time designated by the board on such day; provided,  however, that should said day fall upon a legal  holiday,  then any such meeting shall be held at the same  hour and  place on the  next  succeeding  day  which is not a legal holiday.  A fourth  regular  meeting of the board of directors  shall take place immediately  following the conclusion of the annual meeting of shareholders.  At the regular meeting of the board held  immediately  following the annual meeting of shareholders, the board of directors shall organize and elect officers.

      Section 7.  SPECIAL  MEETINGS.  Special  meetings of the board of directors
                  -----------------
for any  purpose or  purposes  may be called at any time by the  chairman  of the board, the president, or by any three (3) directors.

      Section 8. NOTICE OF MEETINGS. Notice of the place of each regular meeting
                 ------------------
of the board,  and notice of the time and place of each  special  meeting of the board,  shall be given in  writing  to each  director  either by hand  delivery,

facsimile  transmission or mail, to the address or facsimile number, as the case may be, of such director as shown upon the records of the  corporation.  If such notice is delivered by hand or by facsimile transmission,  it shall be delivered or transmitted, as the case may be, at least twenty-four (24) hours prior to the time of the holding of the meeting.  If such notice is mailed,  it shall be sent either by overnight mail, in which case it shall be deposited with the overnight mail  service at least two days prior to the time of the holding of the meeting,

or by airmail, in which case it shall be deposited in the United States Mails at least  one week  prior to the time of the  holding  of the  meeting.  Such  hand delivery,  facsimile  transmission  or mailing as above  provided  shall be due,

legal and personal notice to such director.

      Section 9. WAIVER OF NOTICE AND CONSENT.  The  transactions of any meeting
                 ----------------------------
of the board,  however called and noticed or wherever held, shall be as valid as though  such  meeting had been duly held after a regular  call and notice,  if a quorum be present and if, before or after the meeting, each of the directors not present  signs a written  waiver of notice or a consent  to the  holding of such meeting or an approval of the minutes  thereof.  All such  waivers,  consents or approvals  shall  be  filed  with the  corporate  records  or made a part of the minutes of the meeting.

      Section 10. ACTION WITHOUT MEETING. Any action required or permitted to be
                  ----------------------
taken by the board of directors by law or these  by-laws may be taken  without a meeting,  if, prior or subsequent to such action, all members of the board shall individually  or  collectively  consent  in writing  to such  action.  Each such written  consent or consents shall be filed with the minutes of the  proceedings of the  board.  Such  action by  written  consent  shall have the same force and effect as a unanimous vote of such directors,  for all purposes. Any certificate or other  document  which relates to action so taken shall state that the action was taken by  unanimous  written  consent  of the board of  directors  without a meeting, and that the by-laws authorize the directors so to act.

      Section 11. QUORUM.  A majority  of the  entire  board of  directors  shall
                  ------
constitute a quorum for the transaction of business.

      Section 12.  VOTING.  Every act or decision  done or made by a majority of
                   ------
the directors  present at a meeting duly held at which a quorum is present shall be regarded as the act of the board of directors. In determining the presence of a quorum and the result of a vote taken by the board,  no  distinction  shall be made  among the  directors  with  respect  to the class or  classes or series of shareholders which elected them.

      Section 13. PRESIDING OFFICER.  The chairman of the board shall preside at
                  -----------------
all meetings of the board at which he is present. In the absence of the chairman of the board,  the president shall preside.  If the secretary of the corporation or any  assistant  secretary  is  present,  he shall  record the  minutes of the meeting, and if neither of them is present the board shall designate a secretary to record the minutes of the meeting.

      Section  14.  ADJOURNMENT.  A quorum  of the  directors  may  adjourn  any
                    -----------
directors'  meeting to meet again at a time and place  fixed in the  resolutions adjourning  such  meeting,  and no notice of the time and place of the adjourned meeting need be given if the period of  adjournment  does not exceed ten days in any one  adjournment.  A meeting  of  directors  at which  less than a quorum is present may also be adjourned until the next regular meeting of the board.

      Section 15.  DIRECTORS  EMERITUS.  The title of director  emeritus  may be
                   --------------------
conferred by the board of directors upon any former  director of the corporation or of a  corporation  acquired by the  corporation  who, in the  judgment of the board, has brought credit and distinction to this corporation,  or such acquired corporation,  through long and  faithful  service.  The title hereby  created is honorary only and does not carry with it the powers,  duties or obligations of a director of this corporation or any other power,  duty or obligation.  The title may be conferred upon as many persons as the board deems appropriate. A director emeritus  shall not be deemed a director or member of the board of directors but may attend meetings of the board and, upon invitation of the chairman,  may take part in the deliberative proceedings of the board, but may not vote.

      Section 16. FEES AND COMPENSATION.  Directors shall receive for attendance
                  ---------------------
at each  regular or special  meeting  of the board a fixed sum and  expenses  of attendance,  if any, and an annual fee for service as a director, such as may be allowed  by  resolution  of the  board.  The board of  directors  may,  if it so desires,  fix  one fee  for  directors  who are  officers  or  employees  of the corporation (or who are receiving retirement benefits from it or a subsidiary or under a pension  trust of a  subsidiary)  and a higher fee for other  directors.

Nothing  herein  contained  shall be construed  to preclude  any  director  from serving  the  corporation  in any  other  capacity  and  receiving  compensation therefor.





                                   ARTICLE IV

                                   COMMITTEES
                                   ----------

      Section 1.  ESTABLISHMENT  OF  COMMITTEES.  The board of directors may, by
                  -----------------------------
resolution  adopted by a majority of the entire  board,  designate  an executive committee, consisting of the chairman of the board, the president and two (2) or more other directors, and may at any time designate additional committees,  each of which shall consist of two (2) or more directors.  Subject to the limitations contained in Section 8 of this Article IV, the  executive  committee  shall have the maximum authority  permitted by law in effect at the time of the exercise of such authority and each other committee shall have such authority, not exceeding the  authority  of the  executive  committee,  as is  provided  by the  board of directors in the resolutions creating such committee.

      Section 2.  PRESIDING  OFFICER AND  SECRETARY.  The  chairman of the board
                  ---------------------------------
shall be chairman of the executive committee.  In the absence of the chairman of the board, the president shall reside.  Each other committee shall choose one of its members to act as chairman. Each committee shall from time to time designate a secretary of the committee who shall keep a record of its proceedings.

      Section  3.  VACANCIES.  Vacancies  occurring  from  time  to  time in the
                   ---------
membership  of any committee may be filled by a majority of the entire board for the unexpired term of the member whose death, resignation, removal or disability causes such vacancy,  and shall be so filled, if, as the result of such vacancy,

there shall be less than three (3) directors on the executive  committee or less than two (2) directors on any other committee,  or, in the case of the executive committee,  if the  chairman  of  the  board  should  be the  one  whose  death,

resignation, removal or disability causes such vacancy.

      Section 4. MEETINGS. Each committee shall adopt its own rules of procedure
                 --------
and shall meet at such stated time as it may, by resolution,  appoint, and shall also  meet  whenever  called  together  by  the  chairman  of the  board  or the president.

      Section  5.  NOTICE OF  MEETINGS.  If the  committee  established  regular
                   -------------------
meeting  dates,  it shall not be  necessary  to give notice of any such  regular meeting. Notice of every special meeting shall be given in the manner and within the time  periods  specified in Section 8 of Article III with respect to notices of special meetings of the board of directors. Notice of any special meeting may be waived in writing by all of the absent members of the committee either before or after the meeting.

      Section 6. QUORUM.  A quorum at any meeting of any committee  shall be not
                 ------
less than one-half (1/2) of the entire  committee.  In the case of the executive committee, however, a quorum shall be not less than three (3) members. Every act or decision done or made by a majority of the  directors  present at a committee meeting  duly held at which a quorum is present  shall be regarded as the act of the committee.

      Section 7. REPORTS.  Actions taken at a meeting of any committee  shall be
                 -------
reported to the board at its next  meeting  following  such  committee  meeting,

except  that when the meeting of the board is held within two (2) days after the committee meeting,  such report shall, if not made at the first meeting, be made to the board at the second meeting following such committee meeting.

      Section 8.  LIMITATION  OF POWERS.  No committee of the board of directors
                  ---------------------
shall have authority to do any of the following:

      (a) make,  alter or repeal  any  by-law of the  corporation;

      (b) elect or appoint any  director,  or remove any officer or  director;

      (c) submit to shareholders any action that requires shareholders'approval;

      (d) amend or  repeal  any  resolution  theretofore  adopted  by the board which by its terms is amendable or repealable only by the board;

      (e) fix the  compensation of any officer who is a member of the committee for serving as an officer of the corporation.

      Section 9. ADDITIONAL POWERS OF THE BOARD. The board shall have the power,
                 ------------------------------
with respect to existing committees, to

      (a) fill any vacancy in any such committee;
      (b) appoint one or more directors to serve as  alternative  members of any such committee to act in the absence or disability of  members of any such committee with all the powers of such absent or disabled members;

      (c) abolish any such committee at its pleasure; and





      (d) remove any director  from  membership  on such  committee at any time,

          with or without cause.



                                    ARTICLE V

                                    OFFICERS
                                    --------

      Section 1. OFFICERS ENUMERATED. The board of directors shall designate and
                 -------------------
elect the  officers  of the  corporation  which  shall  include but shall not be limited to a chairman of the board, a president,  one or more vice presidents, a treasurer,  one or  more  assistant  treasurers,  a  secretary,  and one or more assistant  secretaries.  Any two or more offices may be held by the same person,

except that no one person may hold the offices of president and  secretary.  The chairman of the board and the president shall be directors.

      Section 2.  ADDITIONAL  OFFICERS.  The board of directors may from time to
                  --------------------
time elect such other officers as it shall deem necessary,  who shall hold their offices for such terms and have such powers and perform  such duties as shall be prescribed from time to time by the board.

      Section 3.  ELECTION AND TERM OF OFFICE.  Each  officer  shall hold office
                  ---------------------------
until the next annual  election of officers,  and until his  successor  has been elected  and  qualified,  unless he is  earlier  removed.  All  officers  of the corporation shall hold office at the pleasure of the board of directors,  except as otherwise provided by contract between the corporation and any such officer.

      Section 4.  VACANCIES.  Any  vacancy  in an  enumerated  office or in  any
                  ---------
other office may be filled by the board of directors.

      Section 5. REMOVAL AND RESIGNATION. Except as provided by contract between
                 -----------------------
the  corporation  and any  officer,  any officer may be removed,  either with or without cause,  by a majority of the directors at any regular or special meeting of the board or by any officer  upon whom such power of removal may be conferred by the board. Any officer may resign at any time by giving written notice to the board or to the president. Any such resignation shall take effect at the date of the receipt of such notice or at any later time  specified  therein and,  unless otherwise  specified  therein,  the acceptance of such resignation  shall not be necessary to make it effective.

      Section 6. POWERS AND DUTIES.  The officers shall each have such authority
                 -----------------
and perform such duties in the  management  of the  corporation  as from time to time may be prescribed by the board of directors or the executive  committee and as may be delegated by the chairman of the board or president.

Without limiting the foregoing,

            (a)  CHAIRMAN OF THE BOARD.  The  chairman of the board shall be the
                 ---------------------
      chief  executive  officer  of the  corporation.  He shall  preside  at all meetings of the  shareholders  and at all  meetings of the  directors.  He shall,  subject  only  to  the  direction  and  control  of the  board  of directors, have general charge of, supervision over and responsibility for the business and affairs of the  corporation.  He shall generally  possess such powers and perform such duties as usually pertain to his office or to the office of the president.

            (b) PRESIDENT. The president shall generally possess such powers and
                ---------
      perform  such  duties  as  usually  are  incident  to  the  office  of the president, including power to supervise the business and activities of the corporation and to instruct, direct and control its other officers, agents and employees,  and shall perform such other duties as the chairman of the board shall direct.  In the absence of the chairman of the board, he shall preside at all meetings of shareholders and of the board of directors.

            (c) VICE  PRESIDENT.  The  corporation  shall  have one or more vice
                ---------------
      presidents as determined by the board of directors. The board of directors may  designate  one or more of such  vice  presidents  as  executive  vice president or senior vice president.  All vice  presidents  shall have such authority and shall  perform such duties as may be delegated  from time to time  by the  chairman  of the  board,  the  president  or  the  board  of directors.  Unless otherwise  ordered by the board of directors,  any vice president  may sign  contracts  or  other  instruments  authorized  either generally or specifically by the board of directors.





            (d) SECRETARY.  The secretary or any assistant secretary shall cause
                ---------
      notices of all meetings to be served as  prescribed  in these  by-laws and shall  keep the  minutes of all  meetings  of the  shareholders,  board of directors and all  committees  of the board of directors or  shareholders,

      and shall have  charge of the seal of the  corporation.  He shall  perform such other  duties and possess  such other  powers as are  incident to his office  or as  are  assigned  to him by the  chairman  of the  board,  the president or the board of directors.

            (e) TREASURER. The treasurer shall have the custody of the funds and
                ---------
      securities of the  corporation  and shall keep or cause to be kept regular books of account for the corporation.  He shall account to the chairman of the board,  the  president  or the board of  directors  whenever  they may require  concerning all his  transactions  as treasurer and concerning the financial  condition of the corporation.  The treasurer shall perform such other  duties and possess  such other powers as are incident to his office or as shall be assigned to him by the chairman of the board, the president or the board of directors.

            (f)   CONTROLLER.   The   Controller   shall   have  the   immediate
                  ----------
      responsibility for the corporation's accounting practices,  maintenance of

      its  fiscal  records,   preparation  of  its  financial  reports  and  the

      responsibility for general accounting, cost accounting, budgetary controls and insurance  functions of the  corporation.  He shall be under the broad administrative  direction  of the  Vice  President,  Financial  and  Chief

      Financial  Officer,  and shall  perform such other duties and possess such other  powers as are incident to his office or as shall be assigned to him by the chairman of the board, the president or the board of directors.



                                   ARTICLE VI

                       CAPITAL STOCK AND OTHER SECURITIES
                       ----------------------------------

      Section 1.  ISSUANCE OF STOCK AND OTHER  SECURITIES.  Certificates  of any
                  ---------------------------------------
class of capital stock of the  corporation  and  certificates  representing  any other securities of the corporation shall be signed by the president or any vice president  and may be  countersigned  by the  secretary or the  treasurer or the assistant  secretary.  Any  or  all  signatures  upon  a  certificate  may  be a facsimile.  Such certificates  shall be sealed with the seal of the corporation,

or  shall  bear a  facsimile  of such  seal;  and  such  certificates  shall  be registered in such manner as the board of directors may by resolution prescribe.

      Section  2.  LOST,  STOLEN AND  DESTROYED  CERTIFICATES.  In case of lost,
                   ------------------------------------------
stolen or destroyed  certificates,  new certificates may be issued to take their place upon receipt by the  corporation  of such bond of indemnity and under such regulations as shall be prescribed by the board of directors,  but the giving of a bond of indemnity may be waived by the board.

      Section 3.  TRANSFER OF  SECURITIES.  Shares of capital stock or any other
                  -----------------------
registered  securities of the corporation  shall be transferable on the books of the  corporation by the holder  thereof in person or by his authorized  attorney upon  surrender for  cancellation  to the transfer agent for such security of an outstanding  certificate or certificates  for the same number of shares or other security with an assignment and  authorization  to transfer  endorsed thereon or attached thereto, duly executed, together with such proof of the authenticity of the signature  and of the power of assignor to transfer  such  securities as the corporation or its agents may require.

      Section 4. RECORD DATE FOR DIVIDENDS OR RIGHTS. The board of directors may
                 -----------------------------------
fix a record date in advance as of which shares of stock shall be held of record to entitle a  shareholder  to the payment of any  dividend,  to the allotment of rights,  or to exercise rights in respect to any change,  conversion or exchange of capital stock of the corporation.  Such record date shall not precede by more than sixty (60) days the date of such  dividend  payment,  or such  allotment of rights,  or the date when such change,  conversion  or exchange of capital stock shall take  effect.  Only  shareholders  of record on such  record date shall be entitled to receive or exercise  such rights or benefits when they shall accrue,

notwithstanding  any  transfer  of any  stock on the  books  of the  corporation subsequent to the record date which is fixed.

      Section 5. ISSUE OF NEW SHARES OR SALE OF  TREASURY  STOCK.  Shares of the
                 -----------------------------------------------
capital stock of the  corporation  which have been authorized but not issued and treasury  shares  may be  issued  or  sold  from  time  to  time  and  for  such consideration  as may be determined by the board of  directors.  This  amendment shall be effective as of December 1, 1988.



                                   ARTICLE VII

                                 CORPORATE SEAL
                                 --------------

      Section 1. FORM AND USE. The corporate seal shall have  inscribed  thereon
                 ------------
the  name of the  corporation,  the  year of its  incorporation,  and the  words

"Corporate Seal, New Jersey".  The seal may be used by causing it or a facsimile thereof to be impressed or  reproduced on a document or  instrument,  or affixed thereto.


                                  ARTICLE VIII

                                   FISCAL YEAR
                                   -----------

      Section 1. TIME.  The fiscal  year of the  corporation  shall  commence on
                 ----
October 1 of each calendar year.


                                   ARTICLE IX

                                   AMENDMENTS
                                   ----------

      Section 1.  AMENDMENTS  BY  SHAREHOLDERS.  These  by-laws  may be altered,
                  ----------------------------
amended or repealed and new by-laws may be added by the shareholders.


      Section 2.  AMENDMENTS BY THE BOARD OF DIRECTORS.  Subject to the right of
                  ------------------------------------
the  shareholders  provided in Section 1 of this  Article IX to adopt,  amend or repeal the  by-laws,  the board of  directors  may adopt,  amend or repeal these by-laws;  provided,  however,  that a by-law or amendment  thereto  changing the number  of  directors  may be  adopted,  amended  or  repealed  by the  board of directors  only for the purpose of fixing the exact number of  directors  within the limits specified in Article III, Section 1, hereof.







                                    ARTICLE X

                                  MISCELLANEOUS
                                  -------------

      Section  1.  INSPECTION  OF  CORPORATE  RECORDS.  The share  register,  or
                   ----------------------------------
duplicate  share  register,  the books of accounts and minutes of proceedings of the shareholders,  directors and of the executive  committee may be examined for any proper  purpose upon the written  demand of any person who shall have been a shareholder of record or holder of a voting trust  certificate  for at least six

(6) months  immediately  preceding  his  demand,  or any person  holding,  or so authorized  in writing by the  holders  of, at least  five  percent  (5%) of the outstanding shares of any class. Such inspection shall be made at any reasonable time not less than five (5) days after  such  person  shall  have given  written notice of his demand to the  corporation.  Such inspection may be made in person or by an agent or attorney and shall include the right to make extracts.  Demand for inspection  other than at a  shareholders'  meeting shall be made in writing upon the president or secretary of the corporation.

      Section 2. CHECKS, DRAFTS, ETC. All checks, drafts or other orders for the
                 -------------------
payment of money,  notes or other evidences of indebtedness,  issued in the name of or payable to the corporation,  shall be signed or endorsed by such person or persons and in such  manner,  manually or by  facsimile  signature,  as shall be determined from time to time by the board of directors.

      Section 3.  EXECUTION OF  CONTRACTS.  The board of directors may authorize
                  -----------------------
any officer or officers,  agent or agents, to enter into any contract or execute any  instrument  in the  name of and on  behalf  of the  corporation,  and  such authority  may be general or  confined  to  specific  instances  and,  unless so authorized by the board of directors,  no officer,  agent or employee shall have any power or authority to bind the  corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

      Section 4. VOTING SHARES OF OTHER CORPORATIONS. The chairman of the board,
                 -----------------------------------
the president or any vice president is hereby authorized to vote,  represent and exercise on behalf of this corporation all rights incident to any and all shares of stock of any other  corporation or corporations  standing in the name of this corporation.  The  authority  herein  granted may be exercised by such  officers either in  person  or by proxy or by power of  attorney  duly  executed  by said officer.

      Section 5. EMPLOYEE BENEFIT PLANS.  The corporation,  by resolution of the
                 ----------------------
board of  directors,  may adopt any one or more of the  following  plans for the benefit of some or all employees,  as hereinafter  defined,  and their families,

dependents or beneficiaries:

            (a) plans  providing for the sale or  distribution  of its shares of any  class or  series,  held by it or issued  or  purchased  by it for the

      purpose,   including   stock   option,   stock   purchase,   stock  bonus,

      profit-sharing,  savings, pension,  retirement,  deferred compensation and other plans of similar nature,  whether or not such plans also provide for the distribution of cash or property other than its shares;

            (b) plans  providing for payments  solely in cash or property  other than shares of the corporation, including profit-sharing,  bonus, savings,

      pension,  retirement,  deferred  compensation  and other  plans of similar nature; and

            (c) plans for the  furnishing of medical  service,  life,  sickness,

      accident,  disability or  unemployment  insurance or benefits;  education;

      housing,  social and  recreational  service;  and other  similar  aids and services.

      The term  "employees" as used in this Section means  employees, officers,

directors,  and agents of the  corporation or any subsidiary  thereof,  or other persons who are or have been actively  engaged in the conduct of the business of the  corporation  or any  subsidiary  thereof,  including  any who have retired,

become  disabled or died prior to the  establishment  of any plan  heretofore or hereafter adopted.

      Section 6. DIRECTOR LOANS.  The corporation may lend money to or guarantee
                 --------------
any obligation of, or otherwise assist any director of the corporation or of any subsidiary,  whenever,  in the  judgment of the board of  directors,  such loan,

guarantee or assistance may  reasonably be expected to benefit the  corporation.

Any such loan, guarantee or other assistance may be made only when authorized by a majority  of the  entire  board of  directors  and may be made with or without interest  and  whether  unsecured  or secured in such  manner as the board shall

approve,   including,   without  limitation,  by  a  pledge  of  shares  of  the





corporation,  and may be made upon such other terms and  conditions as the board may  determine.  A  director  shall be  disqualified  from  voting  on any loan,

guarantee or other assistance proposed to be made to him or her pursuant to this section.  The  statutory  power of the board of directors to make such loans and guarantees and to provide other assistance to employees of the corporation other than directors shall not in any way be limited to this section.

            By order of the Board of  Directors of Bergen  Brunswig  Corporation

this 8th day of November, 1996.



                                          Secretary



[ Seal ]


