Form 10-Q
period 1996-12-31
BERGEN BRUNSWIG CORP
filed 1997-02-14
CIK 11454

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 -------------

                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

       For the fiscal quarter ended   December 31, 1996
                                   ----------------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from________________ to ______________

                          Commission file number 1-5110
                                                --------

                          BERGEN BRUNSWIG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                             22-1444512
--------------------------                                ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)

4000 Metropolitan Drive, Orange, California                     92868-3510
---------------------------------------------             ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code              (714) 385-4000
                                                          ----------------------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of each class of              Number of Shares Outstanding
             Common Stock                        January 31, 1997
        ----------------------------        -----------------------------
        Class A Common Stock -
        par value $1.50 per share           40,098,131

================================================================================
  INDEX TO EXHIBITS FOUND ON PAGE 14.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

        Item 1. Financial Statements

                      Consolidated Balance Sheets, December
                        31, 1996 and September 30, 1996                   3

                      Statements of Consolidated Earnings
                        for the three months ended December
                        31, 1996 and 1995                                 4

                      Statements of Consolidated Cash Flows
                        for the three months ended
                        December 31, 1996 and 1995                        5

                      Notes to Consolidated Financial Statements          6


        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   9



Part II.  Other Information

        Item 1. Legal Proceedings                                        12

        Item 6. Exhibits and Reports on Form 8-K                         12


Signatures                                                               13


Index to Exhibits                                                        14


                                                PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                  BERGEN BRUNSWIG CORPORATION
                                                  ---------------------------

                                                  CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                                    (dollars in thousands)
                                                         (Unaudited)

====================================================================================================================================
                                      December 31,  September 30,               LIABILITIES AND           December 31, September 30,
            - - ASSETS - -                1996         1996                  - - SHAREOWNERS' EQUITY - -      1996          1996
====================================================================================================================================
CURRENT ASSETS:                                                 CURRENT LIABILITIES:
  Cash and cash equivalents .......... $     --     $   21,408    Accounts payable ....................... $1,320,076   $1,249,167
  Accounts and notes receivable,                                  Accrued liabilities ....................     88,614       92,005
     less allowance for doubtful                                  Customer credit balances ...............    147,764      133,282
     receivables: $27,330 at                                      Deferred income taxes ..................     15,649       16,006
     December 31, 1996 and $23,459                                Current portion of
     at September 30, 1996 ...........    721,859      667,255      long-term obligations ................      1,125        1,125
  Inventories ........................  1,307,034    1,220,975                                             ----------   ----------
  Income taxes receivable ............      1,163       13,915             Total current liabilities .....  1,573,228    1,491,585
  Prepaid expenses ...................     10,468        8,656                                             ----------   ----------
                                       ----------   ----------  LONG-TERM OBLIGATIONS:
           Total current assets ......  2,040,524    1,932,209    7 3/8% senior notes ....................    149,328      149,300
                                       ----------   ----------    7 1/4% senior notes ....................     99,705       99,696
                                                                  Revolving bank loan payable ............    132,000      120,000
                                                                  7% convertible subordinated debentures .     20,609       20,609
                                                                  6 7/8% exchangeable
                                                                     subordinated debentures .............      8,425        8,425
PROPERTY  - at cost:                                              Deferred income taxes ..................      3,146        3,489
  Land ...............................     12,452       12,452    Other ..................................     18,125       17,756
  Building and leasehold improvements      80,159       79,048                                             ----------   ----------
  Equipment and fixtures .............    165,914      163,827             Total long-term obligations ...    431,338      419,275
                                       ----------   ----------                                             ----------   ----------
           Total property ............    258,525      255,327  SHAREOWNERS' EQUITY:
  Less accumulated depreciation                                   Capital stock:
    and amortization .................    118,931      112,600       Preferred - authorized 3,000,000
                                       ----------   ----------          shares; issued: none .............       --           --
           Property - net ............    139,594      142,727       Class A Common - authorized
                                       ----------   ----------          100,000,000 shares; issued:
                                                                        44,446,378 shares at December
                                                                        31, 1996 and 44,416,940 shares
                                                                        at September 30, 1996 ............     66,670       66,626
                                                                  Paid-in capital ........................    167,784      167,308
                                                                  Net unrealized gain on investments,
OTHER ASSETS:                                                        net of income tax of $15 at
  Excess of cost over net assets                                     December 31, 1996 and $231 at
      of acquired companies ..........    336,626      339,030       September 30, 1996 ..................         24          363
  Investments ........................      6,622        5,161    Retained earnings ......................    445,946      432,580
  Noncurrent receivables .............     10,806        9,939                                             ----------   ----------
  Deferred charges and other assets ..     62,907       60,760       Total ...............................    680,424      666,877
                                       ----------   ----------    Less Treasury shares at cost:
           Total other assets ........    416,961      414,890       4,354,560 shares at December 31,
                                       ----------   ----------       1996 and 4,354,558 shares at
                                                                     September 30, 1996 ..................     87,911       87,911
                                                                                                           ----------   ----------
                                                                           Total shareowners' equity .....    592,513      578,966
                                                                                                           ----------   ----------
TOTAL ASSETS ......................... $2,597,079   $2,489,826  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY  $2,597,079   $2,489,826
                                       ==========   ==========                                             ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                                                               3

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                       STATEMENTS OF CONSOLIDATED EARNINGS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                    ===========================
                                                         1996           1995
                                                    ===========================
Net sales and other revenues                         $ 2,822,122    $ 2,377,362
                                                     ------------   ------------
Costs and expenses:
  Cost of sales                                        2,668,146      2,243,135
  Distribution, selling, general
     and administrative expenses                         116,314         99,254
                                                     ------------   ------------
      Total costs and expenses                         2,784,460      2,342,389
                                                     ------------   ------------
Operating earnings                                        37,662         34,973
Net interest expense                                       6,588          8,030
                                                     ------------   ------------
Earnings before taxes on income                           31,074         26,943
Taxes on income                                           12,896         11,316
                                                     ------------   ------------
      Net earnings                                   $    18,178    $    15,627
                                                     ============   ============

Earnings per common and
   common equivalent share                           $       .45    $       .39
                                                     ============   ============

Cash dividends per share
   of Class A Common Stock                           $      .120    $      .120
                                                     ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                        4

                               BERGEN BRUNSWIG CORPORATION
                               ---------------------------
                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 1996 AND 1995
                                      (in thousands)
                                       (Unaudited)
                                                                ======================
                                                                  1996          1995
                                                                ======================
Operating Activities
   Net earnings                                                 $  18,178    $  15,627
   Adjustments to reconcile net earnings to net cash
     flows from operating activities:
      Provision for doubtful accounts                               2,963        1,512
      Depreciation and amortization of property                     6,621        5,996
      Deferred compensation                                           515          561
      Amortization of customer lists                                  437          437
      Amortization of excess of cost over
        net assets of acquired companies                            2,427        2,409
      Deferred income taxes                                          (484)          81
      Amortization of original issue discount on senior notes          37           50
      Amortization of other intangible assets                         558          348
   Effects of changes on:
      Receivables                                                 (58,434)      26,343
      Inventories                                                 (86,059)       3,235
      Prepaid expenses and other assets                            (4,946)         683
      Accounts payable                                             70,909       27,897
      Accrued liabilities                                          (3,391)      (5,255)
      Customer credit balances                                     14,482       28,100
      Income taxes receivable                                      12,752       11,689
                                                                ---------    ---------
           Net cash flows from operating activities               (23,435)     119,713
                                                                ---------    ---------
Investing Activities
   (Purchase) sale of other investments                            (2,016)         139
   Property acquisitions                                           (3,488)      (5,897)
                                                                ---------    ---------
           Net cash flows from investing activities                (5,504)      (5,758)
                                                                ---------    ---------
Financing Activities
   Proceeds from revolving bank loan                               12,000         --
   Repayment of revolving bank loan                                  --        (49,000)
   Repayment of other obligations                                    (177)        (191)
   Redemption of convertible subordinated debentures                 --           (305)
   Shareowners' equity transactions:
      Exercise of stock options                                       520          591
      Cash dividends on Common Stock                               (4,812)      (4,781)
                                                                ---------    ---------
           Net cash flows from financing activities                 7,531      (53,686)
                                                                ---------    ---------
Net (decrease) increase in cash and cash equivalents              (21,408)      60,269
Cash and cash equivalents at beginning of period                   21,408       64,400
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $    --      $ 124,669
                                                                =========    =========

Supplemental Cash Flow Disclosures
   Cash paid during the period for:
      Interest                                                  $   5,298    $   5,369
      Income taxes                                                  2,398          174

See accompanying Notes to Consolidated Financial Statements.


                                             5

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A. Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") are a diversified drug and health care distribution organization and, as such, the nation's largest supplier of pharmaceuticals to the managed care market and the second largest wholesaler to the retail pharmacy market. The Company is one of the largest pharmaceutical distributors to provide both pharmaceuticals and medical-surgical supplies on a national basis.

     The consolidated financial statements include the accounts of the Company, after elimination of the effect of intercompany transactions and balances.

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 1997 presentations.

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

B. The Company's credit agreement (the "Credit Agreement") allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Outstanding borrowings under the Credit Agreement including discretionary lines were $132 million at December 31, 1996 and averaged $112 million during the three months then ended.

     The Company filed a shelf registration statement with the SEC which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of such securities for general corporate purposes, which may

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

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

C. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock). Earnings per share are based upon 40,429,450 shares and 40,086,995 shares for the three months ended December 31, 1996 and 1995, respectively.

D.   On November  11,  1996,  the Company  announced  that it had entered into a definitive merger agreement with IVAX Corporation ("IVAX"). IVAX, headquartered in Miami, Florida, is a holding company with subsidiaries engaged in the research, development, manufacture and distribution of health care products, including generic and branded pharmaceuticals, intravenous solutions and related products, and in vitro diagnostics. The agreement, which has been unanimously approved by the board of directors of the Company and of IVAX, calls for the formation of a new combined company to be known as BBI Healthcare Corporation ("BBI"), which will be headquartered in Miami, Florida. Under the agreement, BBI will acquire both the Company and IVAX through an exchange of common stock, whereby IVAX shareowners will receive 0.42 shares of common stock of BBI for each share of IVAX common stock and the Company's shareowners will receive 1.00 share of BBI common stock for each share of Class A Common Stock of the Company. After the merger, BBI is expected to have approximately 91 million shares outstanding of which the Company's and IVAX' shareowners will hold approximately 44% and 56%, respectively. The merger is expected to be accounted for as a pooling of interests, and is expected to be tax-free to shareowners.

     On January 29, 1997, the Company and IVAX filed a preliminary joint proxy statement with the SEC regarding the proposed merger and relating to the shares of BBI to be issued in the merger. The proxy statement was filed on a confidential basis and will not be made publicly available until a registration statement incorporating the proxy statement is filed with the SEC or until the parties otherwise determine to withdraw their request for confidential treatment. Consummation of the merger remains subject to the effectiveness of the registration statement, approval of the Company's and IVAX' shareowners, and the satisfaction of certain other conditions contained in the merger agreement. The merger is expected to close during the second quarter of fiscal 1997.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     A registration statement relating to securities to be issued in the merger will be filed with the SEC. These securities may not be sold, nor may offers to buy be accepted, prior to the time of the registration statement becomes effective. This quarterly report shall not constitute an offer to sell or the solicitation of an offer to buy, or shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful, prior to registration or qualification under the securities laws of any such state.

E. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first three months of fiscal 1997 are not necessarily indicative of results to be expected for the full year.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

For the quarter ended December 31, 1996, net sales and other revenues increased 19%, while operating earnings and pre-tax earnings increased 8% and 15%, respectively, from the quarter ended December 31, 1995.

Substantially all of the net sales and other revenues increase reflects internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

Earnings per share for the first quarter of fiscal 1997 increased 15% compared to the first quarter of the prior year, on an increase of 1% in the average number of common and common equivalent shares outstanding.

Cost of sales increased 19% from the first quarter a year ago, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues for the first quarter of fiscal 1997 decreased as a result of a decrease in gross margins due to continued price competition and a change in customer mix in the Company's pharmaceutical distribution business, partially offset by a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business. In the pharmaceutical distribution industry, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or the lack thereof, does influence the profitability of the Company.

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution and medical-surgical supply business during the fiscal year ending September 30, 1997 because of continued price competition influenced by large customers. The Company expects that these pressures on operating margins may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reduction of distribution, selling, general and administrative expenses("DSG&A") as a percentage of net sales and other revenues through more efficient operations.

DSG&A increased 17% over the prior year quarter, while net sales and other revenues increased 19% over the prior year period. These expenses decreased as a percent of net sales and other revenues from 4.2% in the first quarter of fiscal 1996 to 4.1% in the first quarter of fiscal 1997. The decreased DSG&A as a percentage of net sales and other revenues in the current year quarter reflects continued operating efficiencies, including the positive effects of the continuing consolidation of distribution locations.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net interest expense decreased from $8.0 million to $6.6 million for the first quarter of fiscal 1997, primarily due to decreased interest on the $100 million 5 5/8% Senior Notes which were repaid on January 15, 1996, and decreased borrowings under the Credit Agreement.


Liquidity and Capital Resources
-------------------------------

At December 31, 1996, capitalization consisted of 41% debt and 59% equity, the same as at September 30, 1996. Borrowings under the Credit Agreement were $132.0 million and $120.0 million at December 31, 1996 and September 30, 1996, respectively. Cash and cash equivalents at December 31, 1996 decreased $21.4 million from September 30, 1996, primarily as a result of a decrease in net cash flows from operating activities (principally due to anticipated increases in both accounts receivable and in investment in inventory, net of trade accounts payable), partially offset by increased borrowings under the Credit Agreement.

Capital expenditures for the three months ended December 31, 1996 were $3.5 million and relate principally to additional investment in existing locations, including the acquisition of automated warehouse equipment and additional investments in data processing equipment.

The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate amount of $400 million. No offering has occurred since the effective date of the registration statement. See Note B of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

On November 11, 1996, the Company announced that it had entered into a definitive merger agreement with IVAX Corporation ("IVAX"). IVAX, headquartered in Miami, Florida, is a holding company with subsidiaries engaged in the research, development, manufacture and distribution of health care products, including generic and branded pharmaceuticals, intravenous solutions and related products, and in vitro diagnostics. The agreement, which has been unanimously approved by the board of directors of the Company and of IVAX, calls for the formation of a new combined company to be known as BBI Healthcare Corporation ("BBI"), which will be headquartered in Miami, Florida. Under the agreement, BBI will acquire both the Company and IVAX through an exchange of common stock, where IVAX shareowners will receive 0.42 shares of common stock of BBI for each share of IVAX common stock and the Company's shareowners will receive 1.00 share of BBI common stock for each share of Class A Common Stock of the Company. After the merger, BBI is expected to have approximately 91 million shares outstanding of which the Company's and IVAX' shareowners will hold approximately 44% and 56%, respectively. The merger is expected to be accounted for as a pooling of interests, and is expected to be tax-free to shareowners.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


On January 29, 1997, the Company and IVAX filed a preliminary joint proxy statement with the SEC regarding the proposed merger and relating to shares of BBI to be issued in the merger. The proxy statement was filed on a confidential basis and will not be made publicly available until a registration statement incorporating the proxy is filed with the SEC or until the parties otherwise determine to withdraw their request for confidential treatment. Consummation of the merger remains subject to the effectiveness of the registration statement, approval of the Companys and IVAX shareowners, and the satisfaction of certain other conditions contained in the merger agreement. The merger is expected to close during the second quarter of fiscal 1997. See Note D of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Cash dividends on Class A Common Stock amounted to $4.8 million for both the three months ended December 31, 1996 and 1995.

The Company believes that internally  generated funds, funds available under the
existing  Credit   Agreement  and  funds  available  under  the  existing  shelf registration will be sufficient to meet anticipated cash and capital needs.

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


        There have been no new developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 filed with the Securities and Exchange Commission on December 30, 1996.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     EXHIBITS
        --------

        11 Computation of earnings per share for the three months ended December 31, 1996 and 1995.

        27   Financial  Data  Schedule for the three  months ended  December 31,
             1996.



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



                                   BERGEN BRUNSWIG CORPORATION




                                   By /s/  Donald R. Roden
                                           ------------------------------------
                                           Donald R. Roden
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




                                   By /s/  Neil F. Dimick
                                           ------------------------------------
                                           Neil F. Dimick
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Financial Officer)


February 14, 1997

                          BERGEN BRUNSWIG CORPORATION
                          ---------------------------

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT NO.                                                             PAGE NO.
-----------                                                             --------


   11   Computation of earnings per share for the three months ended       15
        December 31, 1996 and 1995.

   27   Financial Data Schedule for the three months ended                 16
        December 31, 1996.