Form 10-Q
period 1997-03-31
BERGEN BRUNSWIG CORP
filed 1997-05-15
CIK 11454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended     March 31, 1997
                                    ------------------------
                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of each class of            Number of Shares Outstanding
            Common Stock                         April 30, 1997*
      --------------------------          -----------------------------
      Class A Common Stock -
      par value $1.50 per share                   50,209,946

* Reflects the 25% stock dividend declared April 24, 1997 and payable June 2, 1997.

================================================================================
  INDEX TO EXHIBITS FOUND ON PAGE 14.

                           BERGEN BRUNSWIG CORPORATION


                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Item 1. Financial Statements

                        Consolidated Balance Sheets, March
                          31, 1997 and September 30, 1996                   3

                        Statements of Consolidated Earnings
                          for the second quarter and six months
                          ended March 31, 1997 and 1996                     4

                        Statements of Consolidated Cash
                          Flows for the six months ended
                          March 31, 1997 and 1996                           5

                        Notes to Consolidated Financial Statements          6


          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                  9



Part II.  Other Information

          Item 1.      Legal Proceedings                                    12

          Item 6.      Exhibits and Reports on Form 8-K                     12


Signatures                                                                  13


Index to Exhibits                                                           14

                                               PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                BERGEN BRUNSWIG CORPORATION
                                                ---------------------------
                                                CONSOLIDATED BALANCE SHEETS
                                           MARCH 31, 1997 AND SEPTEMBER 30, 1996
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)
====================================================================================================================================
                                         March 31,  September 30,          LIABILITIES AND                   March 31, September 30,
         - - ASSETS - -                    1997         1996         - - SHAREOWNERS' EQUITY - -               1997        1996
====================================================================================================================================
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
  Cash and cash equivalents........... $   27,520   $   21,408     Accounts payable........................ $1,309,453  $1,249,167
  Accounts and notes receivable,                                   Accrued liabilities.....................     81,228      92,005
     less allowance for doubtful                                   Customer credit balances................    135,955     133,282
     receivables: $27,491 at                                       Deferred income taxes...................     14,041      16,006
     March 31, 1997 and $23,459                                    Current portion of
     at September 30, 1996............    717,227      667,255       long-term obligations.................      1,125       1,125
  Inventories.........................  1,358,029    1,220,975                                              ----------  ----------
  Income taxes receivable.............     10,185       13,915              Total current liabilities......  1,541,802   1,491,585
  Prepaid expenses....................      8,831        8,656                                              ----------  ----------
                                       ----------   ----------   LONG-TERM OBLIGATIONS:
           Total current assets.......  2,121,792    1,932,209     7 3/8% senior notes.....................    149,356     149,300
                                       ----------   ----------     7 1/4% senior notes.....................     99,714      99,696
                                                                   Revolving bank loan payable.............    228,000     120,000
                                                                   7% convertible subordinated debentures..     20,609      20,609
                                                                   6 7/8% exchangeable
                                                                     subordinated debentures...............      8,425       8,425
PROPERTY  - at cost:                                               Deferred income taxes...................      2,920       3,489
  Land................................     12,639       12,452     Other...................................     18,127      17,756
  Building and leasehold improvements.     81,166       79,048                                              ----------  ----------
  Equipment and fixtures..............    170,814      163,827              Total long-term obligations....    527,151     419,275
                                       ----------   ----------                                              ----------  ----------
           Total property.............    264,619      255,327   SHAREOWNERS' EQUITY:
  Less accumulated depreciation                                    Capital stock:
     and amortization.................    124,345      112,600        Preferred - authorized 3,000,000
                                       ----------   ----------           shares; issued: none..............          -           -
           Property - net.............    140,274      142,727        Class A Common - authorized
                                       ----------   ----------           100,000,000 shares; issued:
                                                                         55,641,674 shares at March
                                                                         31, 1997 and 55,521,175 shares
                                                                         at September 30, 1996.............     83,463      83,282
                                                                   Paid-in capital.........................    152,127     150,652
OTHER ASSETS:                                                      Net unrealized (loss) gain on
  Excess of cost over net assets                                      investments, net of income tax of
     of acquired companies............    334,186      339,030        $(79) at March 31, 1997 and $231
  Investments.........................      7,809        5,161        at September 30, 1996................       (125)        363
  Noncurrent receivables..............      9,987        9,939     Retained earnings.......................    461,640     432,580
  Deferred charges and other assets...     64,099       60,760                                              ----------  ----------
                                       ----------   ----------        Total................................    697,105     666,877
           Total other assets.........    416,081      414,890     Less Treasury shares at cost:
                                       ----------   ----------        5,443,200 shares at March 31,
                                                                      1997 and 5,443,197 shares at
                                                                      September 30, 1996...................     87,911      87,911
                                                                                                            ----------  ----------
                                                                            Total shareowners' equity......    609,194     578,966
                                                                                                            ----------  ----------
TOTAL ASSETS.......................... $2,678,147   $2,489,826   TOTAL LIABILITIES AND SHAREOWNERS' EQUITY. $2,678,147  $2,489,826
                                       ==========   ==========                                              ==========  ==========

See accompanying Notes to Consolidated Financial Statements.
                                                               3


                                  BERGEN BRUNSWIG CORPORATION
                                  ---------------------------

                              STATEMENTS OF CONSOLIDATED EARNINGS
                          FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                                    MARCH 31, 1997 AND 1996
                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)

                                        SECOND QUARTER                     SIX MONTHS
                                -------------------------------   ------------------------------
                                     1997             1996             1997             1996
                                -------------------------------   ------------------------------
Net sales and other revenues     $  2,890,457    $   2,454,360    $  5,712,579     $  4,831,722
                                --------------   --------------   -------------    -------------
Costs and expenses:
  Cost of sales                     2,720,793        2,306,477       5,388,939        4,549,612
  Distribution, selling, general
     and administrative expenses      120,244          104,681         236,558          203,935
  Merger expenses                       5,800                -           5,800                -
                                --------------   --------------   -------------    -------------
      Total costs and expenses      2,846,837        2,411,158       5,631,297        4,753,547
                                --------------   --------------   -------------    -------------
Operating earnings                     43,620           43,202          81,282           78,175
Net interest expense                    8,569            8,048          15,157           16,078
                                --------------   --------------   -------------    -------------
Earnings before taxes on income        35,051           35,154          66,125           62,097
Taxes on income                        14,546           14,765          27,442           26,081
                                --------------   --------------   -------------    -------------
      Net earnings               $     20,505    $      20,389    $     38,683     $     36,016
                                ==============   ==============   =============    =============


Earnings per common and
   common equivalent share       $        .40    $         .41    $        .76     $        .72
                                ==============   ==============   =============    =============


Cash dividends per share
   on Class A Common Stock       $       .096    $        .096    $       .192     $       .192
                                ==============   ==============   =============    =============


See accompanying Notes to Consolidated Financial Statements.

                                                4

                                 BERGEN BRUNSWIG CORPORATION
                                 ---------------------------
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   FOR THE SIX MONTHS ENDED
                                   MARCH 31, 1997 AND 1996
                                        (IN THOUSANDS)
                                         (UNAUDITED)
                                                           ------------------------------------
                                                                   1997                1996

                                                           ------------------------------------
OPERATING ACTIVITIES
   Net earnings                                                 $   38,683          $   36,016
   Adjustments to reconcile net earnings to net cash
     flows from operating activities:
       Provision for doubtful accounts                               6,836               4,111
       Depreciation and amortization of property                    13,432              12,128
       Deferred compensation                                         1,131                 953
       Amortization of customer lists                                  874                 874
       Amortization of excess of cost over
         net assets of acquired companies                            4,851               4,797
       Deferred income taxes                                        (2,223)             (1,456)
       Amortization of original issue discount on senior notes          74                  90
       Amortization of other intangible assets                         648                 634
       Gain on dispositions of property                                  -                 (11)
   Effects of changes on:
       Receivables                                                 (56,856)              4,445
       Inventories                                                (137,054)           (119,921)
       Prepaid expenses and other assets                            (5,004)                370
       Accounts payable                                             60,286             219,186
       Accrued liabilities                                         (10,777)             (7,530)
       Customer credit balances                                      2,673              23,658
       Income taxes receivable                                       3,730               5,911
                                                           ----------------        ------------
            Net cash flows from operating activities               (78,696)            184,255
                                                           ----------------        ------------
INVESTING ACTIVITIES
   (Purchase) sale of other investments                             (3,447)                156
   Property acquisitions                                           (10,979)            (10,129)
   Proceeds from property dispositions                                   -                  35
                                                           ----------------        ------------
            Net cash flows from investing activities               (14,426)             (9,938)
                                                           ----------------        ------------
FINANCING ACTIVITIES
   Proceeds from revolving bank loan                               108,000                   -
   Repayment of senior notes                                             -            (100,000)
   Repayment of revolving bank loan                                      -             (89,000)
   Repayment of other obligations                                     (799)               (945)
   Redemption of convertible subordinated debentures                     -                (305)
   Shareowners' equity transactions:
       Exercise of stock options                                     1,656               2,757
       Cash dividends on Common Stock                               (9,623)             (9,576)
                                                           ----------------        ------------
            Net cash flows from financing activities                99,234            (197,069)
                                                           ----------------        ------------
Net increase (decrease) in cash and cash equivalents                 6,112             (22,752)
Cash and cash equivalents at beginning of period                    21,408              64,400
                                                           ----------------        ------------
Cash and cash equivalents at end of period                      $   27,520          $   41,648
                                                           ================        ============


SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid during the period for:
       Interest                                                $    15,245         $    17,308
       Income taxes                                                 28,702              22,288

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

B. The Company's credit agreement (the "Credit Agreement") allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Outstanding borrowings under the Credit Agreement including discretionary lines were $228 million at March 31, 1997 and averaged $217 million during the three months then ended.

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

C. On April 24, 1997, the Company declared a 25% stock dividend on the Company's Class A Common Stock payable on June 2, 1997 to shareowners of record on May 5, 1997. Share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

D. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock), after giving effect each period to the 25% stock dividend declared April 24, 1997. Earnings per share are based upon 50,589,916 shares and 50,324,868 shares for the second quarter ended March 31, 1997 and 1996, respectively, and 50,563,365 shares and 50,216,806 shares for the respective six-month year-to-date periods.

E. On March 20, 1997, the Company terminated its previously announced merger agreement with IVAX Corporation ("IVAX"). During the second quarter of fiscal 1997, the Company recorded a one-time pre-tax charge of $5.8 million ($3.4 million, net of income tax benefit of $2.4 million, or $.07 per share) for expenses related to the terminated merger with IVAX. The Company will seek recovery of these expenses as part of its pending litigation with IVAX.

F. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("EPS")," which will require the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, and which will replace disclosure currently being made for primary EPS and fully-diluted EPS. The Company is required to adopt this standard in its quarter ended December 31, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable periods in the prior year is as follows:

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



                                Second Quarter Ended       Six Months Ended
                                   March 31, 1997           March 31, 1997
                                --------------------       ----------------
                                  1997       1996          1997      1996
                                  ----       ----          ----      ----
          Earnings Per Share:
              Basic               $.41       $.41          $.77      $.72
              Diluted             $.40       $.41          $.76      $.72


G. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first six months of fiscal 1997 are not necessarily indicative of results to be expected for the full year.

                             BERGEN BRUNSWIG CORPORATION
                             ---------------------------


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Results Of Operations
---------------------

For the quarter ended March 31, 1997, net sales and other revenues increased 18%, while operating earnings increased 1% from the quarter ended March 31, 1996. Pre-tax earnings were "flat" compared to the same quarter in the prior year. For the six months ended March 31, 1997, net sales and other revenues increased 18%, while operating earnings and pre-tax earnings increased 4% and 6%, respectively, compared to the six-month period ended March 31, 1996. Operating earnings and pre-tax earnings for the second quarter and first six months of fiscal 1997 were impacted by a pre-tax charge of $5.8 million for expenses related to the merger with IVAX Corporation which was terminated on March 20, 1997. See Note E of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.


Substantially all of the net sales and other revenues increase for both the quarter and six-month periods reflect internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

Earnings per share for the second quarter of fiscal 1997 decreased 2%, while the first six months of fiscal 1997 increased 6%, both on increases of 1% in the average number of common and common equivalent shares outstanding. The merger expenses referred to above were equivalent to $.07 per share.

Had the Company not recorded the above-mentioned $5.8 million merger expenses in the second quarter of fiscal 1997, operating earnings and pre-tax earnings would have increased 14% and 16%, respectively, from the quarter ended March 31, 1996. For the six months ended March 31, 1997, operating earnings and pre-tax earnings would have increased 11% and 16%, respectively, compared to the six-month period ended March 31, 1996. Earnings per share for both the quarter and six months ended March 31, 1997 would have increased 15% over the comparable periods of the prior year.

Cost of sales increased 18% from both the second quarter and six-month period of fiscal 1996, respectively, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues (gross profit margin) for the second quarter and first six months of fiscal 1997 decreased as a result of a decrease in gross margins due to continued price competition and a change in customer mix in the Company's pharmaceutical distribution business, partially offset by increased opportunities for investment buying and a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business. The gross profit margin in the Company's pharmaceutical distribution business for the second quarter and six-month periods of fiscal 1997 declined 2.1% and 2.4%, respectively, from the comparable periods of the prior year, primarily due to competitive factors. The gross profit margin in the Company's medical-surgical supply distribution business for the second quarter and six-month periods of fiscal 1997 declined 9.0% and 10.9%, respectively, over the same

                             BERGEN BRUNSWIG CORPORATION
                             ---------------------------


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)


periods a year ago, primarily due to a higher mix of lower gross margin acute care business. In both the pharmaceutical and medical-surgical supply distribution industries, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. The rate or frequency of future price increases by manufacturers, or the lack thereof, does influence the profitability of the Company.

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

DSG&A, including the merger expenses, increased 20% and 19% from the prior year quarter and six-month period, respectively, while net sales and other revenues increased 18% over both the prior year quarter and six-month period. These expenses as a percent of net sales and other revenues were 4.4% and 4.3% in the second quarter of fiscal 1997 and 1996, respectively, and were 4.2% of net sales and other revenues in both the current and prior year six-month periods. Had the Company not recorded the merger expenses in the second quarter of fiscal 1997, DSG&A as a percent of net sales and other revenues would have been 4.2% and 4.1% for the current year quarter and six-month period, respectively. The decreased DSG&A as a percent of net sales and other revenues in the current year six-month period reflects continued operating efficiencies, including the positive effects of the continuing consolidation of distribution locations.

Net interest expense increased from $8.0 million to $8.6 million for the second quarter primarily due to increased borrowings under the Credit Agreement. Net interest expense decreased from $16.1 million to $15.2 million for the six-month period primarily due to decreased interest on the $100 million 5 5/8% Senior Notes which were repaid on January 15, 1996, partially offset by increased borrowings under the Credit Agreement.


Liquidity And Capital Resources
-------------------------------

At March 31, 1997, capitalization consisted of 45% debt and 55% equity, compared to 41% and 59%, respectively, at September 30, 1996. Borrowings under the credit agreement were $228.0 million and $120.0 million at March 31, 1997 and September 30, 1996, respectively. Cash and cash equivalents at March 31, 1997 increased $6.1 million from September 30, 1996, primarily as a result of increased borrowings under the Credit Agreement, partially offset by a

                             BERGEN BRUNSWIG CORPORATION
                             ---------------------------


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)



decrease  in net  cash  flows  from  operating  activities  (principally  due to
anticipated   increases  in  both  accounts  receivable  and  in  investment  in inventory, net of trade accounts payable).

Capital expenditures for the six months ended March 31, 1997 were $11.0 million and relate principally to additional investment in existing locations, including the acquisition of automated warehouse equipment and additional investments in data processing equipment.

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


On March 20, 1997, the Company terminated its previously announced merger agreement with IVAX Corporation. See Note E of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Cash dividends on class a common stock amounted to $9.6 million for both the six months ended March 31, 1997 and 1996.

The Company believes that internally  generated funds, funds available under the
existing  Credit   Agreement  and  funds  available  under  the  existing  shelf registration will be sufficient to meet anticipated cash and capital needs.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      On March 20, 1997, the Company announced that it had terminated its previously announced merger with IVAX Corporation ("IVAX"). In connection with such termination the Company filed a lawsuit against IVAX in the United States District Court for the Southern District of New York alleging, among other things, various breaches of its merger agreement.

      There have been no new developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 filed with the Securities and Exchange Commission on December 30, 1996.

      The Company is involved in various additional items of litigation. Although the amount of liability at March 31, 1997 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS
      --------

      11 Computation of earnings per share for the second quarter and six months ended March 31, 1997 and 1996.

      27      Financial Data Schedule for the six months ended March 31, 1997.



(b)   REPORTS ON FORM 8-K:
      -------------------

      On March 21, 1997, a Current Report on Form 8-K, dated March 20, 1997, was filed reporting under Items 5 and 7, that the Company had terminated the Agreement and Plan of Merger, dated as of November 10, 1996, among BBI Healthcare Corporation, IVAX Corporation, the Company, BBI-I Sub, Inc. and BBI-B Sub, Inc.

                                      SIGNATURES
                                      ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    BERGEN BRUNSWIG CORPORATION




                                    By /s/ Donald R. Roden
                                      -----------------------------------------
                                           Donald R. Roden
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




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





May 12, 1997

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------


    11      Computation of earnings per share for the second quarter     15
            and six months ended March 31, 1997 and 1996.

    27      Financial Data Schedule for the six months ended             16
            March 31, 1997.