Form 10-Q
period 1997-06-30
BERGEN BRUNSWIG CORP
filed 1997-08-14
CIK 11454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the fiscal quarter ended  JUNE 30, 1997
                                    ------------------

                                          OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _______________

                            Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                              22-1444512
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4000 METROPOLITAN DRIVE, ORANGE, CALIFORNIA                      92868-3510
-------------------------------------------                  -------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code                (714) 385-4000
                                                               -----------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Title of each class of                 Number of Shares Outstanding
              Common Stock                               July 31, 1997
      ------------------------------             ----------------------------
      Class A Common Stock -
      par value $1.50 per share                          50,392,779



  INDEX TO EXHIBITS FOUND ON PAGE 15.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


                                      INDEX
                                      -----

                                                                       PAGE NO.
                                                                       --------

Part I.   Financial Information

          Item 1. Financial Statements

                     Consolidated Balance Sheets, June
                       30, 1997 and September 30, 1996                    3

                     Statements of Consolidated Earnings
                       for the third quarter and nine months
                       ended June 30, 1997 and 1996                       4

                     Statements of Consolidated Cash
                       Flows for the nine months ended
                       June 30, 1997 and 1996                             5

                     Notes to Consolidated Financial Statements           6


          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  9



Part II.  Other Information

          Item 1. Legal Proceedings                                      12

          Item 4. Submission of Matters to a Vote of Security Holders    12

          Item 6. Exhibits and Reports on Form 8-K                       13


Signatures                                                               14


Index to Exhibits                                                        15

                                               PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                BERGEN BRUNSWIG CORPORATION
                                                ---------------------------

                                                CONSOLIDATED BALANCE SHEETS
                                           JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                                  (dollars in thousands)
                                                        (Unaudited)
====================================================================================================================================
                                         June 30,   September 30,          LIABILITIES AND                   June 30,  September 30,
         - - ASSETS - -                    1997         1996         - - SHAREOWNERS' EQUITY - -               1997        1996
====================================================================================================================================
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
  Cash and cash equivalents..........  $   18,647   $   21,408     Accounts payable........................ $1,328,247  $1,249,167
  Accounts and notes receivable,                                   Accrued liabilities.....................     71,677      92,005
    less allowance for doubtful                                    Customer credit balances................    139,732     133,282
    receivables: $27,779 at June                                   Deferred income taxes...................     15,131      16,006
    30, 1997 and $23,459 at                                        Current portion of
    September 30, 1996...............     703,244      667,255       long-term obligations.................      1,125       1,125
  Inventories........................   1,300,956    1,220,975                                              ----------  ----------
  Income taxes receivable............       3,225       13,915               Total current liabilities.....  1,555,912   1,491,585
  Prepaid expenses...................       7,135        8,656                                              ----------  ----------
                                       ----------   ----------   LONG-TERM OBLIGATIONS:
           Total current assets......   2,033,207    1,932,209     7 3/8% senior notes.....................    149,383     149,300
                                       ----------   ----------     7 1/4% senior notes.....................     99,723      99,696
                                                                   Revolving bank loan payable.............    107,000     120,000
                                                                   7% convertible subordinated debentures..     20,609      20,609
                                                                   6 7/8% exchangeable
                                                                     subordinated debentures...............      8,425       8,425
                                                                   Deferred income taxes...................      2,367       3,489
PROPERTY  - at cost:                                               Other...................................     16,505      17,756
  Land...............................      12,639       12,452                                              ----------  ----------
  Building and leasehold improvements      83,522       79,048               Total long-term obligations...    404,012     419,275
  Equipment and fixtures.............     175,400      163,827                                              ----------  ----------
                                       ----------   ----------   SHAREOWNERS' EQUITY:
            Total property...........     271,561      255,327     Capital stock:
  Less accumulated depreciation                                      Preferred - authorized 3,000,000
    and amortization.................     130,909      112,600         shares; issued: none................          -           -
                                       ----------   ----------       Class A Common - authorized
            Property - net...........     140,652      142,727         100,000,000 shares; issued:
                                       ----------   ----------         55,829,052 shares at June 30,
                                                                       1997 and 55,521,175 shares
                                                                       at September 30, 1996...............     83,743      83,282
                                                                   Paid-in capital.........................    154,228     150,652
                                                                   Net unrealized gain on
OTHER ASSETS:                                                        investments, net of income tax of
  Excess of cost over net assets                                     $186 at June 30, 1997 and $231
    of acquired companies............     331,532      339,030       at September 30, 1996.................        292         363
  Investments........................       8,507        5,161     Retained earnings.......................    477,838     432,580
  Noncurrent receivables.............      11,505        9,939                                              ----------  ----------
  Deferred charges and other assets..      62,343       60,760         Total...............................    716,101     666,877
                                       ----------   ----------     Less Treasury shares at cost:
            Total other assets.......     413,887      414,890       5,454,983 shares at June 30,
                                       ----------   ----------       1997 and 5,443,197 shares at
                                                                     September 30, 1996....................     88,279      87,911
                                                                                                            ----------  ----------
                                                                             Total shareowners' equity.....    627,822     578,966
                                                                                                            ----------  ----------

TOTAL ASSETS.........................  $2,587,746   $2,489,826   TOTAL LIABILITIES AND SHAREOWNERS' EQUITY. $2,587,746  $2,489,826
                                       ==========   ==========                                              ==========  ==========


See accompanying Notes to Consolidated Financial Statements.


                                 BERGEN BRUNSWIG CORPORATION
                                 ---------------------------

                            STATEMENTS OF CONSOLIDATED EARNINGS
                         FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                                   JUNE 30, 1997 AND 1996
                          (in thousands except per share amounts)
                                        (Unaudited)



                                            THIRD QUARTER               NINE MONTHS
                                     --------------------------  --------------------------

                                         1997          1996          1997          1996
                                     --------------------------  --------------------------
Net sales and other revenues          $2,927,874    $2,492,194    $8,640,453    $7,323,916
                                     ------------  ------------  ------------  ------------
Costs and expenses:
  Cost of sales                        2,768,893     2,347,302     8,157,832     6,896,914
  Distribution, selling, general
     and administrative expenses         113,726       104,244       350,284       308,179
  Merger expenses                              -             -         5,800             -
                                     ------------  ------------  ------------  ------------
      Total costs and expenses         2,882,619     2,451,546     8,513,916     7,205,093
                                     ------------  ------------  ------------  ------------
Operating earnings                        45,255        40,648       126,537       118,823
Net interest expense                       8,148         7,553        23,305        23,631
                                     ------------  ------------  ------------  ------------
Earnings before taxes on income           37,107        33,095       103,232        95,192
Taxes on income                           14,883        13,900        42,325        39,981
                                     ------------  ------------  ------------  ------------
      Net earnings                    $   22,224    $   19,195    $   60,907    $   55,211
                                     ============  ============  ============  ============


Earnings per common and
   common equivalent share            $      .44    $      .38    $     1.20    $     1.10
                                     ============  ============  ============  ============


Cash dividends per share
   on Class A Common Stock            $     .120    $     .096    $     .312    $     .288
                                     ============  ============  ============  ============



See accompanying Notes to Consolidated Financial Statements.

                                              4

                                         BERGEN BRUNSWIG CORPORATION
                                         ---------------------------

                                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           FOR THE NINE MONTHS ENDED
                                             JUNE 30, 1997 AND 1996
                                                 (in thousands)
                                                  (Unaudited)

                                                                  -------------------------
                                                                        1997        1996
                                                                  -------------------------
OPERATING ACTIVITIES
  Net earnings                                                     $  60,907    $  55,211
  Adjustments to reconcile net earnings to net cash
    flows from operating activities:
       Provision for doubtful accounts                                 8,149        6,975
       Depreciation and amortization of property                      19,818       18,447
       Deferred compensation                                           1,726        1,408
       Amortization of customer lists                                  1,312        1,312
       Amortization of excess of cost over
         net assets of acquired companies                              7,277        7,182
       Deferred income taxes                                          (1,952)      (4,245)
       Amortization of original issue discount on senior notes           110          126
       Amortization of other intangible assets                         1,676        1,294
  Effects of changes on:
       Receivables                                                   (45,704)       3,960
       Inventories                                                   (79,981)     (13,732)
       Prepaid expenses and other assets                              (2,759)      (1,588)
       Accounts payable                                               79,080       38,137
       Accrued liabilities                                           (20,328)      (7,408)
       Customer credit balances                                        6,450       29,586
       Income taxes receivable                                        10,690        5,643
                                                                   ----------   ----------
            Net cash flows from operating activities                  46,471      142,308
                                                                   ----------   ----------
INVESTING ACTIVITIES
  Property acquisitions                                              (17,743)     (12,658)
  Purchase of other investments                                       (3,462)        (343)
                                                                   ----------   ----------
            Net cash flows from investing activities                 (21,205)     (13,001)
                                                                   ----------   ----------
FINANCING ACTIVITIES
  Repayment of revolving bank loan                                   (13,000)     (50,000)
  Repayment of other obligations                                      (3,047)      (1,152)
  Repayment of senior notes                                                -     (100,000)
  Redemption of convertible subordinated debentures                        -         (305)
  Increase in other obligations                                            -        1,048
  Shareowners' equity transactions:
       Exercise of stock options                                       3,669        3,319
       Cash dividends on Common Stock                                (15,649)     (14,376)
                                                                   ----------   ----------
            Net cash flows from financing activities                 (28,027)    (161,466)
                                                                   ----------   ----------
Net decrease in cash and cash equivalents                             (2,761)     (32,159)
Cash and cash equivalents at beginning of period                      21,408       64,400
                                                                   ----------   ----------
Cash and cash equivalents at end of period                          $  18,647    $  32,241
                                                                   ==========   ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid during the period for:
       Interest                                                    $  22,137    $  23,216
       Income taxes                                                   36,341       39,006

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

B. The Company's credit agreement (the "Credit Agreement") allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Outstanding borrowings under the Credit Agreement including discretionary lines were $107 million at June 30, 1997 and averaged $204 million during the three months then ended.

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

C. On April 24, 1997, the Company declared a 25% stock dividend on the Company's Class A Common Stock which was paid on June 2, 1997 to shareowners of record on May 5, 1997. Share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

D. Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each period and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock), after giving effect each period to the 25% stock dividend declared April 24, 1997. Earnings per share are based upon 50,801,680 shares and 50,404,525 shares for the third quarter ended June 30, 1997 and 1996, respectively, and 50,601,136 shares and 50,279,379 shares for the respective nine-month year-to-date periods.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


                                    Third Quarter Ended      Nine Months Ended
                                        June 30, 1997          June 30, 1997
                                    -------------------      ------------------
                                      1997       1996          1997      1996
                                      ----       ----          ----      ----
             Earnings Per Share:
                  Basic               $.44       $.38         $1.21      $1.11
                  Diluted             $.44       $.38         $1.20      $1.10



G. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first nine months of fiscal 1997 are not necessarily indicative of results to be expected for the full year.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

For the quarter ended June 30, 1997, net sales and other revenues increased 17%, while operating earnings and pre-tax earnings increased 11% and 12%, respectively, from the quarter ended June 30, 1996. For the nine months ended June 30, 1997, net sales and other revenues increased 18%, while operating earnings and pre-tax earnings increased 6% and 8%, respectively, compared to the nine-month period ended June 30, 1996. Operating earnings and pre-tax earnings for the first nine months of fiscal 1997 were impacted by a pre-tax charge of $5.8 million for expenses recorded in the second quarter of fiscal 1997 related to the merger with IVAX Corporation which was terminated on March 20, 1997. See Note E of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Substantially all of the net sales and other revenues increase for both the quarter and nine-month periods reflect internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

Earnings per share for the third quarter and first nine months of fiscal 1997 increased 16% and 9%, respectively, both on increases of 1% in the average number of common and common equivalent shares outstanding. The merger expenses referred to above were equivalent to $.07 per share.

Had the Company not recorded the above-mentioned $5.8 million merger expenses in the second quarter of fiscal 1997, operating earnings and pre-tax earnings for the nine months ended June 30, 1997 would have increased 11% and 15%, respectively, compared to the nine-month period ended June 30, 1996. Earnings per share for the nine months ended June 30, 1997 would have increased 15% over the comparable period of the prior year.

Cost of sales increased 18% from both the third quarter and nine-month period of fiscal 1996, respectively, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues (gross profit margin) for the third quarter and first nine months of fiscal 1997 decreased as a result of a decrease in gross margins due to continued price competition, partially offset by a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business. The gross profit margin in the Company's pharmaceutical distribution business for the third quarter and nine-month periods of fiscal 1997 declined 6.9% and 4.0%, respectively, from the comparable periods of the prior year, primarily due to competitive factors. The gross profit margin in the Company's medical-surgical supply distribution business for the third quarter and nine-month periods of fiscal 1997 declined 5.5% and 9.0%, respectively, over the same periods a year ago, primarily due to a higher mix of

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



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

DSG&A, including the merger expenses, increased 9% and 16% from the prior year quarter and nine-month period, respectively, while net sales and other revenues increased 17% and 18% over the prior year quarter and nine-month period, respectively. These expenses as a percent of net sales and other revenues were 3.9% and 4.2% in the third quarter of fiscal 1997 and 1996, respectively, and were 4.1% and 4.2% of net sales and other revenues in the current and prior year nine-month periods, respectively. The decreased DSG&A as a percent of net sales and other revenues in the current year nine-month period reflects continued operating efficiencies, including the positive effects of the continuing consolidation of distribution locations.

Net interest expense increased from $7.6 million to $8.1 million for the third quarter primarily due to increased borrowings under the Credit Agreement. Net interest expense decreased from $23.6 million to $23.3 million for the nine-month period primarily due to decreased interest on the $100 million 5 5/8% Senior Notes which were repaid on January 15, 1996, partially offset by increased borrowings under the Credit Agreement.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1997, capitalization consisted of 38% debt and 62% equity, compared to 41% and 59%, respectively, at September 30, 1996. Borrowings under the Credit Agreement were $107.0 million and $120.0 million at June 30, 1997 and September 30, 1996, respectively. Cash and cash equivalents at June 30, 1997 decreased $2.8 million from September 30, 1996, primarily as a result of decreased borrowings under the Credit Agreement, partially offset by an increase in net cash flows from operating activities (principally due to increases in trade accounts payable, net of anticipated increases in both accounts receivable and in investment in inventory).

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Capital expenditures for the nine months ended June 30, 1997 were $17.7 million and relate principally to additional investment in existing locations, including the acquisition of automated warehouse equipment and additional investments in data processing equipment.

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

On April 24, 1997, the Company declared a 25% stock dividend on the Company's Class A Common Stock which was paid on June 2, 1997 to shareowners of record on May 5, 1997.

Cash dividends on Class A Common Stock amounted to $15.6 million for the nine months ended June 30, 1997 and $14.4 million for the same period in the prior year, reflecting, primarily, a 25% increase in the quarterly dividend rate during the third quarter of fiscal 1997.

The Company believes that internally  generated funds, funds available under the
existing  Credit   Agreement  and  funds  available  under  the  existing  shelf registration will be sufficient to meet anticipated cash and capital needs.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      On March 20, 1997, the Company announced that it had terminated its previously announced merger with IVAX Corporation ("IVAX"). In connection with such termination the Company filed a lawsuit against IVAX in the United States District Court for the Southern District of New York alleging, among other things, various breaches of its merger agreement. On May 2, 1997, IVAX filed an Answer and Counterclaim against the Company denying various allegations in the Company's complaint, raising various affirmative defenses and alleging that the Company has breached the merger agreement entered into between the parties.

      There have been no new developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 filed with the Securities and Exchange Commission on December 30, 1996.

      The Company is involved in various additional items of litigation. Although the amount of liability at June 30, 1997 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on its financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareowners of the Company was held on May 23, 1997 in Orange, California and the following matters, as listed in the Proxy Statement dated April 30, 1997 were voted upon:

      (a) All of management's nominees for the Company's Board of Directors were elected (for a term ending in the year so indicated) with the following vote:

            NOMINEE                               FOR            WITHHELD
            -------                               ---            --------

            Rodney H. Brady (2000)             34,419,543         535,598

            Charles C. Edwards, M.D. (2000)    34,378,517         576,624

            James R. Mellor (2000)             34,418,976         536,165

            Francis G. Rodgers (2000)          34,414,277         540,864

            Directors whose term of office continued after the Annual Meeting were: Jose E. Blanco, Sr., John Calasibetta, Neil F. Dimick, Charles J. Lee, George R. Liddle, Robert E. Martini, George E. Reinhardt, Jr. and Donald R. Roden.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION



      (b)   Shareowner   proposal  relating  to  the   declassification  of  the
            Company's Board of Directors was not approved and votes are as follows:

                                                                  Broker
                 For           Against         Abstained         Non-votes
                 ---           -------         ---------         ---------
            13,092,531       17,131,151        285,260         4,446,199


      (c) Shareowner proposal relating to compensation of non-employee members of the Company's Board of Directors was not approved and votes are as follows:

                                                                  Broker
                 For           Against         Abstained         Non-votes
                 ---           -------         ---------         ---------
            3,358,996        26,630,036        519,909         4,446,200



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   EXHIBITS
      --------

      11 Computation of earnings per share for the third quarter and nine months ended June 30, 1997 and 1996.

      27      Financial Data Schedule for the nine months ended June 30, 1997.



(b)   REPORTS ON FORM 8-K:
      --------------------

      There were no reports filed on Form 8-K during the three months ended June 30, 1997.

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




                                  BERGEN BRUNSWIG CORPORATION




                                  By /S/  DONALD R. RODEN
                                          ------------------------------------
                                          Donald R. Roden
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




                                  By /S/  NEIL F. DIMICK
                                          ------------------------------------
                                          Neil F. Dimick
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)





August 12,  1997

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                            PAGE NO.
-----------                                                            --------


    11   Computation of earnings per share for the third quarter          16
         and nine months ended June 30, 1997 and 1996.

    27   Financial Data Schedule for the nine months ended                17
         June 30, 1997.