Form 10-K
period 1997-09-30
BERGEN BRUNSWIG CORP
filed 1997-12-24
CIK 11454

EXHIBIT INDEX                                            TOTAL NUMBER OF PAGES
FOUND ON PAGE 53.                                        INCLUDED IN THIS ANNUAL
                                                         REPORT IS 174.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-K



[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997
                          ------------------

                                       OR


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                          Commission file number 1-5110

                            BERGEN BRUNSWIG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                           22-1444512
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

4000 Metropolitan Drive, Orange, California                    92868-3598
-------------------------------------------                --------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (714) 385-4000
                                                           --------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
   Title of each class                                     which registered
---------------------------------                      ------------------------
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

6 7/8% Exchangeable Subordinated                        New York Stock Exchange
Debentures due July 15, 2011

$150,000,000 7 3/8% Senior Notes                        New York Stock Exchange
due 2003

Securities  registered pursuant to Section 12(g) of the Act:

7% Convertible Subordinated Debentures due March 1, 2006 - Durr-Fillauer Medical, Inc.

===============================================================================
                            (Cover page continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No__

At  November  30,  1997,   50,425,459  shares  of  Class  A  Common  Stock  were
outstanding. The aggregate market value of the Class A Common Stock held by nonaffiliates of the registrant on November 30, 1997 was $2,062,652,922.



                       Documents Incorporated by Reference
                       -----------------------------------


List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Within 120 days after September 30, 1997, the Company will either file a definitive proxy statement for its 1998 annual meeting of shareowners which will be incorporated by reference in Part III of this Annual Report on Form 10-K or will file an amendment to this Annual Report to provide the information called for by such Part III.

                                TABLE OF CONTENTS

                                     PART I
                                     ------
ITEM                                                                  PAGE
----                                                                  ----

       Forward-looking Statements                                     I - 1

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

5.     Market for the Registrant's Common Equity and                 II - 1
              Related Stockholder Matters

6.     Selected Financial Data                                       II - 2

7.     Management's Discussion and Analysis of Financial             II - 3
              Condition and Results of Operations

8.     Financial Statements and Supplementary Data                   II - 9

9.     Changes in and Disagreements with Accountants                 II - 30
              on Accounting and Financial Disclosure


                                    PART III
                                    --------

10.    Directors of the Registrant                                  III - 1

11.    Executive Compensation                                       III - 1

12.    Security Ownership of Certain Beneficial Owners              III - 1
              and Management

13.    Certain Relationships and Related Transactions               III - 1


                                     PART IV
                                     -------

14.    Exhibits, Financial Statement Schedules and Reports           IV - 1
              on Form 8-K

       Signatures                                                    IV - 6

Portions of this Annual Report on Form 10-K include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99(a) to this Annual Report.


                                     PART I

ITEM 1.  BUSINESS

                  A.       General Development of Business
                           -------------------------------

                           Bergen Brunswig Corporation, a New Jersey corporation
formed in 1956, and its subsidiaries (collectively, the "Company") are a diversified drug and health care distribution organization. The Company is the nation's largest supplier of pharmaceuticals to the managed care market and the second largest wholesaler to the retail pharmacy market. The Company is one of the largest pharmaceutical distributors to provide both pharmaceuticals and medical-surgical supplies on a national basis.

                           On August 23, 1997,  the Company  signed a definitive
merger agreement with Cardinal Health, Inc. ("Cardinal"), a distributor of pharmaceuticals and provider of value-added pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement, which has been unanimously approved by the Boards of Directors of the Company and Cardinal, calls for the Company to become a wholly-owned subsidiary of Cardinal. The combined company is expected to be known as Cardinal Bergen Health, Inc. and would be headquartered in Dublin, Ohio. Under the terms of the proposed merger, shareowners of the Company would receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. Cardinal would issue approximately 40 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $418.2 million at September 30, 1997. The merger has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. The merger is currently expected to be completed by the end of the second quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the Company's shareowners and Cardinal's shareholders, and the receipt of certain regulatory approvals. Additional information regarding the proposed merger is set forth in the Company's Current Report on Form 8-K dated August 23, 1997, as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

                           On November 18, 1997, the Company signed an agreement
to acquire substantially all of the net assets of Besse Medical Services, Inc., a privately-held distributor of injectables, diagnostics and medical supplies. Under the agreement, the Company would pay approximately $20.0 million in cash, plus estimated expenses and assume certain liabilities. This transaction is more fully described in Note 12 of Notes to Consolidated Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

                           On April 24,  1997,  the  Company  declared a 5-for-4
stock split on the Company's Class A Common Stock which was paid on June 2, 1997 to shareowners of record on May 5, 1997.

                           On March 20, 1997, the Company  announced that it had
terminated its previously announced merger agreement with IVAX Corporation ("IVAX"). See Notes 9 and 10 of Notes to Consolidated Financial Statements apprearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

                  B.       Narrative Description of Business
                           ---------------------------------

                           Bergen Brunswig Drug Company (the "Drug Company"),  a
wholly-owned and the largest subsidiary of the Company, is one of the largest national distributors of products sold or used by institutional (hospital) and retail pharmacies. The Drug Company distributes a full line of products, including pharmaceuticals, proprietary medicines, cosmetics, toiletries, personal health products, sundries, and home healthcare supplies and equipment from 31 locations in 23 states. These products are sold to a large number of hospital pharmacies, managed care facilities, health maintenance organizations ("HMOs"), independent retail pharmacies, pharmacy chains, supermarkets, food-drug combination stores and other retailers located in all 50 states, the District of Columbia, Guam and Mexico. During fiscal 1997, no single customer or affiliated group of customers of the Drug Company accounted for more than 10% of its net sales and other revenues. However, purchasing groups are expected to represent increasing percentages of total sales in the future.

                           The  Drug  Company  has  been  an  innovator  in  the
development and utilization of computer-based retailer order entry systems and of electronic data interchange ("EDI") systems including computer-to-computer ordering systems with suppliers. During fiscal 1997, substantially all of the Drug Company's customer orders were received via electronic order entry systems. These systems, combined with daily delivery, are designed to improve customers' cash and inventory management and profitability by freeing them from the burden of maintaining large inventories. Although these systems require capital expenditures by the Company, benefits from these systems to the Drug Company are expected to be realized through increased productivity. The Drug Company is expanding its electronic interface with its suppliers and now electronically processes a substantial portion of its purchase orders, invoices and payments. The Drug Company has opened eight regional distribution centers ("RDCs") since fiscal 1986, replacing 20 older, smaller, less efficient facilities. RDCs help improve customer service levels because a wider product selection is more readily available. These facilities serviced 51% of the Drug Company sales volume in fiscal 1997.

                           In June 1996,  the  Company  introduced  its  Generic
Purchasing Program ("GPP"). Designed to streamline customers' generic pharmaceutical costs, GPP utilizes the products of a selected group of generic manufacturers and combines that benefit with substantial volume to leverage buying power for the Company's customers.

                           In July 1994, the Company introduced AccuSource(R), a
multimedia communication, product information, and electronic ordering system for pharmacies. Developed jointly by the Drug Company and Apple Computer, Inc., Accusource links the supplier, wholesaler and retailer in the pharmaceutical distribution process. AccuSource simplifies the ordering process and gives retailers detailed information on thousands of products, services and special purchase opportunities, as well as prescription substitution alternatives and Medicaid coverage information. AccuSource's on-line feature provides retailers with a convenient method for ensuring product availability by giving immediate information on quantity levels at their Drug Company distribution center.

                           The Drug  Company  also  provides  a wide  variety of
promotional, advertising, merchandising, and marketing assistance to independent community pharmacies. For example, the Good Neighbor Pharmacy(R) program utilizes circular and media advertising to strengthen the consumer image of the independent pharmacy without sacrificing its local individuality. Other programs for the independent community pharmacy include in-store merchandising programs, private label products, shelf management systems, pharmacy computers and a fully-integrated point-of-sale system marketed under the Drug Company's trademark of OmniPhaseTM.

                           Hospital and other institutional accounts are offered
a wide variety of inventory management and information services by the Drug Company to better manage inventory investment and contain costs. AccuLineTM, introduced in June 1995, provides an on-line, real-time, hospital, pharmacy management system in a WindowsTM (a trademark of Microsoft(R) Corporation) environment and features local area network capability.

                           Bergen Brunswig Medical  Corporation  (formerly known
as Durr Medical Corporation), Southeastern Hospital Supply Corporation, Professional Medical Supply Co., Biddle & Crowther Company and Colonial Healthcare Supply Co. (collectively, "Medical"), wholly-owned subsidiaries of the Company, distribute a variety of medical and surgical products to individual hospitals and alternate site healthcare providers through 28 distribution centers located in 23 states in every region of the United States except the northeast.

                           Medical serves hospital  customers and alternate site
customers in 44 states and the District of Columbia. Alternate site customers include outpatient clinics, nursing homes, surgery centers, dialysis and oncology centers, emergency centers, laboratories and veterinary clinics.

                           Alternate Site  Distributors  ("ASD"),  the Company's
specialty wholesale subsidiary, supplies pharmaceuticals and oncology products to physician and clinic accounts through two locations in two states. The Company created ASD during fiscal 1994 to respond to the rapid growth in the alternate site market business. As a major supplier to the alternate site market, ASD seeks to give its customers quick access to a broad range of specialty, value-added products and services, and commercial outsourcing.

                           In September 1995, the Company formed IntePlexTM Inc.
("IntePlex"), a subsidiary of the Company, to focus exclusively on the evolving integrated healthcare marketplace. The foundation of IntePlex involves the development of an electronic catalog for one-stop-shopping and a centralized database for tracking customers' purchasing information. IntePlex's offerings are expected to include logistics management, continuous replenishment, just-in-time delivery, and benefit plan compliance for both medical-surgical supplies and pharmaceuticals combined with delivery to all points in a network: hospitals, alternate sites, physician offices and retail stores.


                           1.       Competition
                                    -----------
                           The  Drug  Company,   which  is  the  second  largest
national pharmaceutical distributor measured by sales, faces intense competition from other national pharmaceutical distributors, as well as regional and local full-line and short-line distributors, direct selling manufacturers and specialty distributors. The principal competitive factors of the businesses of the Drug Company, Medical and ASD are service and price. During periods of low price inflation, which has occurred the last few years, wholesalers receive less benefit from manufacturers' price increases but also incur lower last-in, first out ("LIFO") charges. Also, pharmaceutical distributors are impacted because service fee revenue is generally based on cost plus a markup percentage. Low inflation has limited markup growth due to slow growth in the base cost. Competition during this period has driven down the service fee markup percentage, thereby lowering pharmaceutical distributors' gross profit margins.


                           2.       Employees
                                    ---------
                           As  of  November  30,  1997,  the  Company   employed
approximately  5,100 people.  The Company  considers its  relationship  with its
employees  and  the  unions   representing   certain  of  its  employees  to  be
satisfactory.


                           3.       Other
                                    -----
                           While the  Company's  operations  may show  quarterly
fluctuations, the Company does not consider its business to be seasonal in nature, on a consolidated basis.

                           Although the Company's  computer  service  operations
expend time and effort on the development and marketing of computer programs relating to the services for its subsidiaries, which are described in part elsewhere herein, the Company has not, during the past three fiscal years, expended any material amounts on research and development of computer software for sale.

                           The Company  relies  heavily on  computer  technology
throughout its businesses to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000"-compliant. In this process, the Company expects to both replace some systems and upgrade others which are not Year 2000-compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. To date, the Company has spent approximately $1.5 million on the Year 2000 project. Costs related to this project will continue through calendar 1999. These costs are difficult to estimate accurately and they will not necessarily be incremental. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns. Reference is also made to the introductory paragraph of this Annual Report and Exhibit 99(a) hereto.



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

         As of November 30, 1997, the Drug Company's operations were located in 37 owned and leased warehouse and office facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas, Utah, Virginia and Washington. Leased facilities range in size from approximately 5,800 to 181,300 square feet and have a combined area of approximately 1,612,300 square feet. The expiration dates of the leases range from 1998 to 2008. Owned facilities range in size from approximately 46,000 to 231,500 square feet.

         As of November 30, 1997, Medical's operations were located in 34 owned and leased warehouse and office facilities in Alabama, Alaska, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Michigan, Minnesota, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. Leased facilities range in size from approximately 6,600 to 97,000 square feet and have a combined area of approximately 1,002,100 square feet. The expiration dates of the leases range from 1998 to 2005. Owned facilities range in size from 30,800 to 188,000 square feet.

         As of November 30, 1997, ASD's operations were located in three leased warehouse and office facilities in Alabama, Kentucky and Texas ranging in size from 9,800 to 64,000 square feet, respectively. The expiration dates of the leases range from 1999 to 2001.

         The combined area of the Company's owned facilities was approximately 2,200,000 square feet as of November 30, 1997.

         The Company maintains general and executive offices in Orange, California, with approximately 208,800 square feet which are leased pursuant to a 15-year lease which expires in 2000, at which time Bergen has the option to purchase the premises at the then fair market value.

         For additional information regarding the Company's lease obligations, see Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.


ITEM 3.  LEGAL PROCEEDINGS

         On July 7, 1992, two putative class action complaints were filed in the Delaware Court of Chancery against Durr-Fillauer Medical, Inc. and subsdiaries ("Durr") and its directors: Steiner v. Adair, et al., C.A. No. 12634 and Goldwurm v. Adair, et al., C.A. No. 12635. These actions were consolidated on July 15, 1992. On July 17, 1992, another putative class action complaint was filed in the Delaware Court of Chancery against Durr and its directors: Trief v. Adair, et al., C.A. No. 12648. This action was consolidated with C.A. Nos. 12634 and 12635 on August 7, 1992. The named plaintiffs in the three complaints (the "Class Action Complaints") allegedly owned an undisclosed number of shares of Durr Common Stock. The plaintiffs sought certification of a class consisting of all public stockholders of Durr who held Durr stock at the time of the filing of the Class Action Complaints and who were not affiliated with any of the defendants. The Class Action Complaints alleged, among other things, that Durr's directors breached their fiduciary duties in entering into a June 2, 1992 Agreement and Plan of Reorganization which contemplated the merger of Durr's wholesale drug business with Cardinal Distribution, Inc. and the spin-off of Durr's remaining businesses into a newly formed entity. The Class Action Complaints sought a variety of relief, including an injunction requiring the Durr directors to consider competing offers, damages, attorneys fees and costs. The Company subsequently acquired Durr in September 1992.

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

         Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, owed the Company approximately $6.2 million in principal obligations as of October 31, 1997, of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. The Company has a security interest in virtually all of Drug Barn's assets, as well as personal guaranties, which collaterize the note and trade receivables.

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

         Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California, Case No. 93-3-3437 TC, by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 29, 1993 and remained in possession pursuant to 11 U.S.C. Section 1107. In April 1994, this matter (excluding the bankruptcy court matter) was transferred to the San Francisco County Superior Court with the California state actions referenced in the next paragraph. In April 1996, the Company filed a plan of reorganization with the Bankruptcy Court to resolve all of its claims with Drug Barn and its guarantors. The plan of reorganization provides for, among other things, a sale of all Drug Barn's assets, a distribution of the asset sale proceeds to creditors and a settlement of all claims of any nature between the Company and Drug Barn (but not its guarantors, Milton and Barbara Sloban). The Company's plan was confirmed by the Bankruptcy Court on June 14, 1996. The actions brought by Milton and Barbara Sloban and the Company's collection suit commenced trial on August 14, 1996 in San Francisco County Superior Court. On August 29, 1996, the Company won a $3.4 million jury verdict against Milton and Barbara Sloban. Milton and Barbara Sloban have filed a Notice of Appeal with the aforementioned court, which the court rejected on October 31, 1996. The judgment debtors have since filed a Notice of Appeal to a higher state court of appeals, which is still pending. In the meantime, on September 11, 1997, the judgment debtors filed for protection under the federal bankruptcy laws.

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

         Between August 12, 1993 and November 29, 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C. 897 (MDL 997). On March 7, 1994, plaintiffs in these 11 actions filed a consolidated amended class action complaint ("Federal Complaint") which amended and superseded all previously filed Federal complaints against the Company. The Federal Complaint names as defendants the Company and 30 other pharmaceutical industry-related companies. The Federal Complaint alleges, on behalf of a nationwide class of retail pharmacies, that the Company conspired with other wholesalers and manufacturers to discriminatorily fix prices in violation of Section 1 of the Sherman Act. The Federal Complaint seeks injunctive relief and treble damages. On November 15, 1994, the Federal court certified the class defined in the Federal Complaint for the time period October 15, 1989 to the present. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

         On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, as well as the cases which have been filed in various state courts. In December 1994, plaintiffs in the Federal action had moved to set aside the agreement, but plaintiffs' motion was denied on April 25, 1995. On February 9, 1996, the class plaintiffs filed a motion for preliminary approval of a settlement with 15 of the manufacturer defendants, which, if approved by the court, would have resulted in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court did not grant approval for the settlement and the decision was appealed by the plaintiffs. A second motion was filed by the class plaintiffs for preliminary approval of a settlement with 12 of the manufacturer defendants, which would result in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court granted preliminary approval for the settlement. The Company is not a party to this proposed settlement but retains protection afforded by the sharing agreement referenced above. The effect of the sharing agreement is that the Company's potential loss would be $1.0 million, regardless of the outcome of the lawsuits, plus possible legal fee expenses in excess of the Company's proportionate share of $9.0 million reimbursement of such fees to be paid by the manufacturer defendants. In April 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants and the Company was dismissed from the Federal Class Action. However, this decision was appealed and, on August 15, 1997, the Court of Appeals for the Seventh Circuit, along with other rulings, reversed the District Court's decision granting summary judgment to the wholesaler defendants.

         In November 1995, in the U.S. District Court, Northern District of Illinois, Abbott Laboratories filed a complaint seeking damages of approximately $4.0 million against the Company and various affiliates for credits allegedly due in connection with the purchase and subsequent sale of Abbott products by the Company. The Company has filed various counterclaims and has asked for damages according to proof at trial. This matter is in the discovery stage.
After discussions with counsel, management of the Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

         On March 20, 1997, the Company announced that it had terminated its previously announced merger agreement with IVAX. In connection with such termination the Company filed a lawsuit against IVAX in the United States District Court for the Southern District of New York alleging, among other things, various breaches of its merger agreement. On May 2, 1997, IVAX filed an Answer and Counterclaim against the Company denying various allegations in the Company's complaint, raising various affirmative defenses and alleging that the Company has breached the merger agreement entered into between the parties. On August 15, 1997, the Company and IVAX settled the lawsuits over the abandoned merger.

         The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1997 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of shareowners during the three months ended September 30, 1997.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Identification of Executive Officers.

         The executive officers of the Company are elected by, and serve at the pleasure of, the Board of Directors. Each executive officer holds office until the next election of officers which is generally held in December, January or February of each year. The current executive officers of the Company, and their respective principal occupations and employment during the last five years ended September 30, 1997, are listed alphabetically as follows:

         Linda M. Burkett,  47,  Executive  Vice  President,  Chief  Information
Officer (since September 1996); Executive Vice President and Chief Information Officer, Bergen Brunswig Drug Company (since 1995); Vice President, IR Support Services (1992-1995).

         John Calasibetta, 92, Senior Vice President since 1974. Mr. Calasibetta is also a member of the Board of Directors.

         Charles J. Carpenter, 48, Executive Vice President, Chief Procurement Officer (since September 1996); Executive Vice President, Supplier Relations and Operations (1995-1996), Bergen Brunswig Drug Company; Executive Vice President, Northeast Region (1994-1995); Vice President, Northeast Region (1989-1994).

         Neil F. Dimick, 48, Executive Vice President, Chief Financial Officer (since 1992); President, Alternate Site Distributors, Inc. (since September
1996). Mr. Dimick is also a member of the Board of Directors.

         William J. Elliott, 48, President, Bergen Brunswig Medical Corporation (since October 1996). Formerly Senior Vice President of Supply Chain Management, VHA Inc. (1984-October 1996).

         Brent R. Martini, 38, President, Bergen Brunswig Drug Company (since September 1996); Executive Vice President, Bergen Brunswig Drug Company, West Region (1994-1996); Vice President, Quality Organizational Development and Training (1991-1994). Brent R. Martini is the son of Robert E. Martini.

         Robert E. Martini, 65, Chairman of the Board (since 1992) and Chief Executive Officer (1990-January 1997). Mr. Martini is also a member of the Board of Directors.

         John P. Naughton, 59, Vice President and Controller of Bergen Brunswig Drug Company since 1981.

         Donald R. Roden, 51, President (since 1995); Chief Executive Officer (since January 1997); Chief Operating Officer (1995-December 1996); formerly a healthcare industry consultant (1993-1995); formerly Chief Executive, North America of Reed Elsevier Medical (publishing) (1989-1993). Mr. Roden is also a member of the Board of Directors.

         Milan A. Sawdei, 51, Secretary (since July 1992); Executive Vice President (since April 1992); Chief Legal Officer (since 1989).

         Carol E. Scherman, 42, Executive Vice President, Human Resources (since September 1996); Executive Vice President, Human Resources (since 1994), Bergen Brunswig Drug Company; Vice President, Human Resources and Associate Relations (1993-1994); Director, Human Resources and Associate Relations (1991-1993).

         Eric J. Schmitt, 47, Vice President, Finance and Treasurer (since February 1994); Vice President, Financial Planning (1989-1994).

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

         On February 9, 1994, the Board adopted a Shareowner Rights Plan which provides for the issuance of one Preferred Share Purchase Right (the "Rights") for each outstanding share of Common Stock. The Rights are generally not exercisable until 10 days after a person or group (an "Acquiror") acquires 15% of the Common Stock or announces a tender offer which could result in a person or group owning 15% or more of the Common Stock (an "Acquisition"). Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company's Series A Junior Preferred Stock at an exercise price of $80.00.

         In the event of an Acquisition without the approval of the Board, each Right will entitle the owner, other than an Acquiror, to buy at the Rights' then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, if, after an Acquisition, the Company were to be acquired by merger, shareowners with unexercised Rights could purchase common stock of the Acquiror with a value of twice the exercise price of the Rights. The Board may redeem the Rights for $0.01 per Right at any time prior to an Acquisition. Unless earlier redeemed, the Rights will expire on February 18, 2004.

         Pursuant to action of the Company's Board of Directors, consummation of the pending merger with Cardinal will not constitute an Acquisition or otherwise trigger the exercise of Rights under the Shareowner Rights Plan.

Item 6.   SELECTED FINANCIAL DATA (unaudited)

-------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
===================================================================================================================

                                                              September 30,                           August 31,
                                          ----------------------------------------------------      -------------
Years Ended:                                   1997          1996         1995         1994(c)          1993
===================================================================================================================
Net sales and other revenues               $11,660,496    $9,942,697   $8,447,607   $7,483,801       $6,823,552

Net earnings                                    81,679(b)     73,533       63,942       56,120(d)        28,607(e)

Earnings per share (a)                            1.61(b)       1.46         1.29         1.16(d)          0.60(e)

Cash dividends per share (a):
  Class A Common                                 0.432         0.384        0.379        0.350            0.305
  Class B Common                                     -             -            -        1.597            2.904

Pre-tax margin                                    1.19%(b)      1.26%        1.30%        1.31%(d)         0.71%(e)


At Years Ended:
===================================================================================================================
Total assets                                $2,707,123    $2,489,826   $2,405,530   $1,995,057       $1,772,337
Long-term obligations                          437,956       419,275      557,771      342,094          309,781
Shareowners' equity                            644,861       578,966      519,349      461,851          417,800
Return on average shareowners' equity            13.35%(b)     13.39%       13.03%       12.76%(d)         7.04%(e)
===================================================================================================================

(a) Gives effect to the 5-for-4 stock split declared April 24, 1997.

(b) Includes provision for merger expenses of $3.4 million, net of income tax benefit of $2.4 million, relating to the terminated
    IVAX merger.  See Item I of the Annual Report.

(c) Reflects change in year-end from August 31 to September 30.

(d) Includes gain recognized from sale of investment securities of $2.9 million, net of income tax of $2.2 million, and provision for an earthquake-related charge of $0.8 million, net of income tax benefit of $0.6 million.

(e) Includes provision for restructuring charge of $20.8 million, net of income tax benefit of $12.2 million.


                                                           II - 2

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION ANDRESULTS OF OPERATIONS


         Results of Operations Fiscal 1997 Compared with Fiscal 1996
         -----------------------------------------------------------

         Net sales and other revenues in fiscal 1997 were 17% higher than in fiscal 1996, while operating earnings and pre-tax earnings showed increases of 9% and 11%, respectively. Operating earnings and pre-tax earnings for fiscal 1997 were impacted by a pre-tax charge of $5.8 million for expenses recorded in the second quarter of fiscal 1997, related to the proposed merger agreement with IVAX which was terminated on March 20, 1997. See Notes 9 and 10 of Notes to Consolidated Financial Statements. Had the Company not recorded the $5.8 million pre-tax charge, operating earnings and pre-tax earnings for fiscal 1997 would have increased 13% and 15%, respectively, compared to fiscal 1996.

         Substantially all of the net sales and other revenues increase for fiscal 1997 reflects internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

         Earnings per share increased 10% compared to fiscal 1996. The average number of common and common equivalent shares outstanding increased 1% for the earnings per share computation. The after-tax merger expenses referred to above were equivalent to $.07 per share.

         Cost of sales increased 17% compared to fiscal 1996, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues ("gross profit margin") for fiscal 1997 decreased as a result of a decrease in gross margins due to continued price competition, partially offset by a higher mix of sales from the Company's higher gross margin medical-surgical supply distribution business. The gross profit margin in the Company's pharmaceutical distribution business for fiscal 1997 declined 2.6% from the prior year, primarily due to competitive factors. The gross profit margin in the Company's medical-surgical supply distribution business for fiscal 1997 declined 6.1% over the prior year, primarily due to a higher mix of lower gross margin acute care business. In both the pharmaceutical and medical-surgical supply distribution industries, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. During periods of low inflation, which has occurred the last few years, wholesalers receive less benefit from manufacturers' price increases but also incur lower LIFO charges. The rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

         Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical and medical-surgical supply distribution businesses during fiscal 1998 because of continued price competition influenced by large customers. The Company expects that these pressures on operating margin may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reduction of distribution, selling, general and administrative expenses ("DSG&A") as a percentage of net sales and other revenues through more efficient operations.

         DSG&A, including the expenses associated with the terminated IVAX merger agreement, increased 16%, while net sales and other revenues increased 17%. These expenses decreased as a percent of net sales and other revenues from 4.21% in fiscal 1996 to 4.16% in fiscal 1997. Excluding such merger expenses, DSG&A in fiscal 1997 were 4.11% of net sales and other revenues. The decreased DSG&A as a percent of net sales and other revenues in fiscal 1997 reflects continued operating efficiencies, including the positive effects of the consolidation of distribution locations.

         Net interest expense increased from $30.2 million in fiscal 1996 to $30.8 million in fiscal 1997, primarily due to increased borrowings under the the Company's $400 million Credit Agreement (the "Credit Agreement"), partially offset by decreased interest on the $100 million 5 5/8% Senior Notes ("5 5/8% Notes") which were repaid on January 15, 1996.

         The effective tax rate in fiscal 1997 decreased to 41.0% from 41.3% in fiscal 1996 reflecting the higher earnings in fiscal 1997 and, therefore, minimizing the impact of non-deductible expenses.

         Inflation has not been a significant factor in either year. The Company uses the LIFO method of accounting for inventory, which reduces the effects of inflation by reporting the cost of products sold at approximate current cost.


         Results of Operations Fiscal 1996 Compared with Fiscal 1995
         -----------------------------------------------------------


         Net sales and other revenues in fiscal 1996 were 18% higher than in fiscal 1995, while operating earnings and pre-tax earnings showed increases of 11% and 14%, respectively.

         Of the 18% increase in net sales and other revenues, approximately 2% was attributable to the acquisition of Colonial Healthcare Supply Co., ("Colonial") in August 1995. Approximately 16% of the net sales and other revenues increase reflected internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

         Earnings per share increased 13% compared to fiscal 1995. The average number of common and common equivalent shares outstanding increased 1% for the earnings per share computation.

         Cost of sales increased 18%, compared to fiscal 1995, due mainly to the Company's increased sales levels. The overall gross profit margin for fiscal 1996 decreased as a result of a decrease in gross margins due to continued price competition and a change in customer mix in the Company's pharmaceutical distribution business, partially offset by sales from the Company's higher gross margin medical-surgical supply distribution business. The gross profit margin in the Company's pharmaceutical distribution business for fiscal 1996 declined 3.2% from the prior year, primarily due to competitive factors. The gross profit margin in the Company's medical-surgical supply distribution business for fiscal 1996 declined 11.7% over the prior year, primarily due to a higher mix of lower gross margin acute care business.

         DSG&A increased 15% over fiscal 1995, while net sales and other revenues increased 18% over the prior year. These expenses decreased as a percentage of net sales and other revenues from 4.30% in fiscal 1995 to 4.21% in fiscal 1996. The decreased DSG&A as a percentage of net sales and other revenues in fiscal 1996 reflected continued operating efficiencies, including the positive effects of the continuing consolidation of distribution divisions into larger regional distribution centers, partially offset by increased DSG&A in the Company's medical-surgical supply distribution business, principally due to the acquisition of Colonial.

         Net interest expense decreased from $30.5 million in fiscal 1995 to $30.2 million in fiscal 1996, primarily due to decreased interest on the 5 5/8% Notes which were repaid on January 15, 1996, and decreased borrowings under the Credit Agreement, partially offset by interest on the 7 1/4% Senior Notes due June 1, 2005 ("7 1/4% Notes"), which were issued June 1, 1995.

         The effective tax rate in fiscal 1996 decreased to 41.30% from 41.60% in fiscal 1995 reflecting the higher earnings in fiscal 1996 and, therefore, minimizing the impact of non-deductible expenses.



         Liquidity and Capital Resources
         -------------------------------

         At September 30, 1997, capitalization consisted of 39% debt and 61% equity, as compared to 41% and 59%, respectively, at September 30, 1996. The decreased debt percentage primarily reflects an increase in shareowners' equity of $65.9 million offset by increased borrowings under the Credit Agreement. Borrowings under the Credit Agreement were $140.0 million and $120.0 million at September 30, 1997 and 1996, respectively. Cash and cash equivalents of $54.5 million at September 30, 1997, increased from $21.4 million at September 30, 1996, primarily as a result of an increase in cash flows from operating activities principally due to the Company's profitable operations and increased borrowings under the Credit Agreement, partially offset by increases in both accounts receivable and investment in inventories (net of increases in trade accounts payable).

         The Company filed a shelf registration statement with the Securities and Exchange Commission which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of any such securities for general corporate purposes, which may include, without limitation, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. See Note 2 of Notes to Consolidated Financial Statements.

         The Company's Credit Agreement provides for maximum borrowing up to $400 million and has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at September 30, 1997. See Note 2 of Notes to Consolidated Financial Statements.

         On April 24, 1997, the Company declared a 5-for-4 stock split on the Company's Class A Common Stock, which was paid on June 2, 1997 to shareowners of record on May 5, 1997.

         Dividends on Class A Common Stock amounted to $21.7 million in fiscal 1997 compared to $19.2 million in fiscal 1996, and $18.8 million in fiscal 1995, reflecting, primarily, a 20% increase in the quarterly dividend rate during the second quarter of fiscal 1997. While the Company has no policy with regard to the payment of dividends, during the three-year period ended September 30, 1997, dividends have averaged 27% of earnings.

         Capital expenditures for fiscal 1997 were $23.8 million and related principally to additional investments in existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment.

         The Company's working capital of $531.2 million at September 30, 1997 increased from the $440.6 million at September 30, 1996 and represented 20% of total assets at September 30, 1997. The Company's current ratio was 1.33 at September 30, 1997, compared to 1.30 at September 30, 1996. Trade receivables outstanding, net of customer credit balances, were 15 days for both fiscal 1997 and fiscal 1996. The inventory turnover rate on first-in, first-out ("FIFO") basis was 7.7 times for fiscal 1997 and 7.0 times for fiscal 1996.

         The Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000"-compliant. In this process, the Company expects to both replace some systems and upgrade others which are not Year 2000-compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. To date, the Company has spent approximately $1.5 million on the Year 2000 project. Costs related to this project will continue through calendar 1999. These costs are difficult to estimate accurately and they will not necessarily be incremental. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns. Reference is made to the introductory paragraph of this Annual Report and Exhibit 99(a) hereto.

         The Company believes that internally generated funds, funds available under the existing Credit Agreement and funds potentially available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.

         On November 18, 1997, the Company signed an agreement to acquire substantially all of the net assets of Besse Medical Services, Inc., a privately-held distributor of injectables, diagnostics and medical supplies. Under the agreement, the Company would pay approximately $20.0 million in cash, plus estimated expenses, and assume certain liabilities. See Note 12 of Notes to Consolidated Financial Statements.

         On August 23, 1997, the Company signed a definitive merger agreement with Cardinal, a distributor of pharmaceuticals and provider of value-added pharmaceutical- related services, headquartered in Dublin, Ohio. The merger agreement, which has been unanimously approved by the Boards of Directors of the Company and Cardinal, calls for the Company to become a wholly-owned subsidiary of Cardinal. The combined company is expected to be known as Cardinal Bergen Health, Inc. and would be headquartered in Dublin, Ohio. Under the terms of the proposed merger, shareowners of the Company would receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. Cardinal would issue approximately 40 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $418.2 million at September 30, 1997. The merger of the two companies has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. The merger is currently expected to be completed by the end of the second quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the Company's shareowners and Cardinal's shareholders, and the receipt of certain regulatory approvals.

         On March 20, 1997, the Company announced that it had terminated its previously announced merger agreement with IVAX. See Notes 9 and 10 of Notes to Consolidated Financial Statements.



         Accounting Pronoucements
         ------------------------

         During fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard requires recognition of impairment losses on long-lived assets and certain identifiable intangibles, including goodwill, used in operations, when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of this new standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. See Note 1 of Notes to Consolidated Financial Statements.

         During fiscal 1997, the Company also adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." No compensation cost has been recognized for the Company's stock option plans. Therefore, adoption of this standard had no effect on the Company's consolidated financial position, results of operations or cash flows. See Note 3 of Notes to Consolidated Financial Statements.

         During fiscal 1997, the Company also adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires recognition of financial assets and liabilities, including receivables sold with recourse, using a financial-components approach which focuses on control of the assets transferred. This standard was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of this new standard did not have a material effect on the consolidated financial statements of the Company.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share (EPS)," which will require the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, and which will replace disclosure currently being made for primary EPS and fully-diluted EPS. The Company is required to adopt this standard in its quarter ended December 31, 1997. See Note 5 of Notes to Consolidated Financial Statements for pro forma disclosure of basic EPS and diluted EPS for the three years ended September 30, 1997.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends."

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which requires companies to define and report financial and descriptive information on an annual and quarterly basis about their operating segments. This new statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

         Both SFAS 130 and SFAS 131 will be adopted by the Company's in its 1999 fiscal year. Management believes the adoption of these standards will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          a.     Supplementary Data

SELECTED QUARTERLY RESULTS (unaudited)
Dollars in thousands, except for per share amounts
====================================================================================================================================
                                                 First              Second           Third          Fourth            Fiscal
Year Ended September 30, 1997                   Quarter             Quarter          Quarter        Quarter           Year
====================================================================================================================================
Net sales and other revenues                     $2,822,122      $2,890,457       $2,927,874        $3,020,043      $11,660,496
Gross margin                                        153,976         169,664          158,981           171,810          654,431
Net earnings                                         18,178           0,505(b)        22,224            20,772           81,679

Earnings per share (a)                                 0.36            0.40(b)          0.44              0.41             1.61
Cash dividends per Class A Common share (a)           0.096           0.096            0.120             0.120            0.432

Market prices per Class A Common share (a)   $26 3/8-20 3/4      $26 5/8-22       $31-22 1/2   $45 3/4-28 1/16   $45 3/4-20 3/4


Year Ended September 30, 1996
====================================================================================================================================
Net sales and other revenues                     $2,377,362      $2,454,360       $2,492,194        $2,618,781       $9,942,697
Gross margin                                        134,227         147,883          144,892           146,802          573,804
Net earnings                                         15,627          20,389           19,195            18,322           73,533

Earnings per share (a)                                 0.31            0.41             0.38              0.36             1.46
Cash dividends per Class A Common share (a)           0.096           0.096            0.096             0.096            0.384

Market prices per Class A Common share (a)   $20 3/4-16 3/8  $21 7/8-19 1/4   $22 3/4-20 1/4        $26-19 3/4       $26-16 3/8
====================================================================================================================================

(a) Gives effect to the 5=for=4 stock split declared April 24, 1997.
(b) Includes provision for merger expenses of $3.4 million, net of income tax benefit of $2.4 million, relating to the termination of the proposed IVAX merger.

    Bergen Brunswig Corporation Class A Common Stock is listed on the New York Stock Exchange.  There were approximately 2,300 Class
    A Common Stock shareowners of record on September 30, 1997.





          b.     Financial Statements

STATEMENTS OF CONSOLIDATED EARNINGS AND RETAINED EARNINGS

Dollars in thousands, except for per share amounts
==========================================================================================

Years Ended September 30,                   1997              1996                1995
==========================================================================================
CONSOLIDATED EARNINGS

Net sales and other revenues               $11,660,496       $9,942,697        $8,447,607
                                           ----------------------------------------------
Costs and expenses:
  Cost of sales                             11,006,065         9,368,893        7,944,396
  Distribution, selling, general and
    administrative expenses                    479,399           418,364          363,179
  Merger expenses                                5,800                 -                -
                                           ----------------------------------------------
    Total costs and expenses                11,491,264         9,787,257        8,307,575
                                           ----------------------------------------------
Operating earnings                             169,232           155,440          140,032
Net interest expense                            30,793            30,170           30,542
                                           ----------------------------------------------
Earnings before taxes on income                138,439           125,270          109,490
Taxes on income                                 56,760            51,737           45,548
                                           ----------------------------------------------
Net earnings                               $    81,679       $    73,533       $   63,942
                                           ==============================================


EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE               $        1.61     $        1.46     $     1.29
                                           ==============================================


CONSOLIDATED RETAINED EARNINGS

Balance at beginning of year                $  432,580       $  378,229        $  378,867
Net earnings                                    81,679           73,533            63,942
5% stock dividend on Class A Common Stock            -                -           (44,207)
Excess cost of Treasury shares issued
     for an acquisition                              -                -            (1,579)
Cash dividends on Class A Common Stock
     ($0.432 in 1997, $0.384 in 1996 and
     $0.379 in 1995 per share)                 (21,694)         (19,182)          (18,794)
                                           ----------------------------------------------
Balance at end of year                      $  492,565       $  432,580        $  378,229
                                           ==============================================


=========================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                   II - 10

CONSOLIDATED BALANCE SHEETS

Dollars in thousands
=======================================================================================

September 30,                                                     1997          1996
=======================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                    $   54,494    $   21,408
  Short-term investments                                            2,786             -
  Accounts and notes receivable, less allowance for
    doubtful receivables: 1997, $29,022; 1996, $23,459            772,342       667,255
  Inventories                                                   1,309,359     1,220,975
  Income taxes receivable                                           6,628        13,915
  Prepaid expenses                                                  9,866         8,656
                                                               ------------------------
      Total current assets                                      2,155,475     1,932,209
                                                               ------------------------



Property - at cost:
  Land                                                             12,602        12,452
  Buildings and leasehold improvements                             83,829        79,048
  Equipment and fixtures                                          173,875       163,827
                                                               ------------------------
    Total property                                                270,306       255,327
  Less accumulated depreciation and amortization                  131,944       112,600
                                                               ------------------------
      Property - net                                              138,362       142,727
                                                               ------------------------



Other assets:
  Excess of cost over net assets of acquired companies - net      329,100       339,030
  Other investments                                                 5,895         5,161
  Noncurrent receivables                                           12,651         9,939
  Deferred charges and other assets                                65,640        60,760
                                                               ------------------------
      Total other assets                                          413,286       414,890
                                                               ------------------------
      Total assets                                             $2,707,123    $2,489,826
                                                               ========================



========================================================================================

See accompanying Notes to Consolidated Financial Statements.





CONSOLIDATED BALANCE SHEETS
Dollars in thousands

=======================================================================================

September 30,                                                     1997          1996
=======================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Accounts payable                                             $1,336,070    $1,249,167
  Accrued liabilities                                              82,070        92,005
  Customer credit balances                                        176,864       133,282
  Deferred income taxes                                            28,281        16,006
  Current portion of long-term obligations                          1,021         1,125
                                                               ------------------------
      Total current liabilities                                 1,624,306     1,491,585
                                                               ------------------------
Long-term obligations:
  7 3/8% senior notes                                             149,411       149,300
  7 1/4% senior notes                                              99,732        99,696
  Revolving bank loan payable                                     140,000       120,000
  7% convertible subordinated debentures                           20,609        20,609
  6 7/8% exchangeable subordinated debentures                       8,425         8,425
  Deferred income taxes                                             1,791         3,489
  Other                                                            17,988        17,756
                                                               ------------------------
    Total long-term obligations                                   437,956       419,275
                                                               ------------------------
Shareowners' equity:
  Capital stock:
    Preferred - Authorized 3,000,000 shares; issued: none               -             -
    Class A Common - Authorized 100,000,000 shares;
      issued: 1997, 55,870,183 shares; 1996, 55,521,175 shares     83,805        83,282
  Paid-in capital                                                 156,361       150,652
  Net unrealized gain on investments, net of income
    tax of: 1997, $260; 1996, $231                                    409           363
  Retained earnings                                               492,565       432,580
                                                               ------------------------
      Total                                                       733,140       666,877
  Less Treasury shares, at cost: 1997, 5,454,983 shares;
      1996, 5,443,198 shares                                       88,279        87,911
                                                               -------------------------
      Total shareowners' equity                                   644,861       578,966
                                                               ------------------------
      Total liabilities and shareowners' equity                $2,707,123    $2,489,826
                                                               ========================


=======================================================================================

See accompanying Notes to Consolidated Financial Statements.



STATEMENTS OF CONSOLIDATED CASH FLOWS

Dollars in thousands
================================================================================================================

Years Ended September 30,                                                    1997          1996         1995
================================================================================================================
OPERATING ACTIVITIES
--------------------
Net earnings                                                               $  81,679    $  73,533    $  63,942
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
    Provision for doubtful accounts                                           11,899        8,213        5,810
    Depreciation and amortization of property                                 26,919       25,183       21,474
    (Gain) loss on dispositions of property                                     (382)          12        1,570
    Amortization of customer lists                                             1,749        1,749        1,749
    Amortization of excess of cost over net assets of acquired companies       9,709        9,647        9,003
    Amortization of other intangible assets                                    2,232        1,645        1,748
    Amortization of original issue discount on senior notes                      147          162          180
    Deferred compensation                                                      2,266        2,242        1,394
    Deferred income taxes                                                     10,577        9,070        3,178
    Effects of changes, net of acquisitions:
      Receivables                                                           (103,814)     (76,926)     (74,683)
      Inventories                                                            (88,384)     (60,699)    (225,555)
      Income taxes receivable                                                  7,287       (9,114)      (2,514)
      Prepaid expenses and other assets                                       (8,043)      (5,985)        (423)
      Accounts payable                                                        86,903      108,701      129,553
      Accrued liabilities                                                     (9,935)       2,252      (31,223)
      Customer credit balances                                                43,582       38,516       11,979
                                                                           -----------------------------------
        Net cash flows from operating activities                              74,391      128,201      (82,818)
                                                                           -----------------------------------
INVESTING ACTIVITIES
--------------------
Property acquisitions                                                        (23,806)     (16,696)     (41,078)
Proceeds from dispositions of property                                         1,634        1,833        7,228
(Purchase) sale of other investments                                          (3,447)        (327)      17,824
Repurchase of notes receivable with recourse                                 (17,740)           -            -
Proceeds from sale of notes receivable with recourse                           1,856        7,712       13,791
Acquisition of businesses, less cash acquired                                      -       (5,999)     (50,983)
                                                                           -----------------------------------
        Net cash flows from investing activities                             (41,503)     (13,477)     (53,218)
                                                                           -----------------------------------
FINANCING ACTIVITIES
--------------------
Proceeds from revolving bank loan                                             20,000            -      119,000
Repayment of revolving bank loan                                                   -      (39,000)           -
Repayment of senior notes                                                          -     (100,000)           -
Proceeds from issuance of senior notes                                             -            -       99,650
Redemption of convertible subordinated debentures                                  -         (305)         (20)
Redemption of exchangeable subordinated debentures                                 -       (2,150)           -
Repayment of other obligations                                                (3,972)      (2,565)      (6,556)
Increase in other obligations                                                      -          902            -
Shareowners' equity transactions:
  Exercise of stock options                                                    5,786        4,584        1,892
  Cash dividends on Common Stock                                             (21,694)     (19,182)     (18,794)
  Acquisition of Treasury shares                                                 (36)           -            -
  Other                                                                          114            -            -
                                                                           -----------------------------------
        Net cash flows from financing activities                                 198     (157,716)     195,172
                                                                           -----------------------------------
Net increase (decrease) in cash and cash equivalents                          33,086      (42,992)      59,136
Cash and cash equivalents at beginning of year                                21,408       64,400        5,264
                                                                           -----------------------------------
Cash and cash equivalents at end of year                                   $  54,494    $  21,408    $  64,400
                                                                           ===================================

================================================================================================================

See accompanying Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 1997, 1996, and 1995


1.       Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances. Certain reclassifications have been made in the consolidated financial statements and notes to conform to 1997 presentations.

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

         Net sales and other revenues include service fees of $1.4 million, $1.1 million and $5.4 million for the years ended September 30, 1997, 1996, and 1995, respectively, related to bulk shipments of pharmaceuticals. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments of customer bulk orders to Company warehouses for immediate shipments to customers' warehouse sites. Bulk sales of pharmaceuticals do not impact the Company's inventory levels in any respect, since the Company merely processes the orders that it receives from its customers directly to the applicable suppliers. Because the nature of these bulk sales are significantly different, both in terms of the processing involved and the financial return to the Company, as compared with the Company's traditional wholesaling activities, and because the approach of including the gross amount of such sales in the Company's revenues would make it more difficult to analyze the Company's traditional revenues from wholesaling activities, cost of sales and gross margins, the Company presents such sales on a net basis. Service fee income from bulk sales was not material to the Company's overall gross profit for the years ended September 30, 1997, 1996 and 1995. Service fee income from bulk sales was $1.4 million, $1.1 million and $5.4 million for the years ended September 30, 1997, 1996 and 1995, respectively. As a percentage of the Company's total gross profit, such income amounted to .21%, .19% and 1.06% of overall gross profit for the years ended September 30, 1997, 1996 and 1995, respectively.

         The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments include debt instruments, principally variable rate demand notes having maturities of more than three months but less than one year. Other investments consist of equity securities and are classified as noncurrent assets.

         The Company has classified its investments in debt and equity securities as "available for sale" securities and has reported such investments at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Realized gains and losses on investments are determined by the specific identification method and are included in net earnings. Such unrealized gains and losses at September 30, 1997, 1996 and 1995 and realized gains and losses for the years then ended were not material.

         Inventories are valued at the lower of cost or market, determined on the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported at September 30, 1997, by $136.4 million, and at September 30, 1996, by $144.1 million.

         Depreciation and amortization of property are computed principally on a straight-line basis over estimated useful lives. Generally, the estimated useful lives are 15 to 40 years for buildings and leasehold improvements, and 3 to 10 years for equipment and fixtures.

         The excess of cost over net assets of acquired companies (net of accumulated amortization of $57.3 million at September 30, 1997; $47.6 million at September 30, 1996) is amortized on a straight-line basis principally over 40 years. Customer lists, included in deferred charges and other assets, ($7.1 million at September 30, 1997, net of accumulated amortization of $19.1 million; $8.8 million at September 30, 1996, net of accumulated amortization of $17.4 million) are amortized on a straight-line basis over 15 years. During fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. " This standard requires recognition of impairment losses on long-lived assets and certain identifiable intangibles, including goodwill, used in operations, when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. At each balance sheet date, management reviews tangible and intangible assets for possible impairment based on several criteria, including, but not limited to, sales trends, undiscounted operating cash flows and other operating factors. The adoption of this new standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         Noncurrent receivables include notes receivable from employees and officers due at the Company's discretion in the amount of $4.9 million and $3.6 million at September 30, 1997 and 1996, respectively.

         During fiscal 1997, the Company also adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires recognition of financial assets and liabilities, including receivables sold with recourse, using a financial-components approach which focuses on control of the assets transferred. This standard was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of this new standard did not have a material effect on the consolidated financial statements of the Company.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends."

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which requires companies to define and report financial and descriptive information on an annual and quarterly basis about their operating segments. This new statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

         Both SFAS 130 and SFAS 131 will be adopted in the Company's 1999 fiscal year as required. Management believes the adoption of these standards will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.


2.       Borrowing Arrangements

         On March 15, 1996, the Company's credit agreement (the "Credit Agreement") with a group of domestic and foreign banks was amended to, among other things, increase the maximum borrowing to $400 million, extend the maturity date to March 15, 2001, and allow borrowing under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $140 million at September 30, 1997. The maximum outstanding borrowings under the Credit Agreement including discretionary lines for the year ended September 30, 1997 were $393 million. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at September 30, 1997.

         On May 23, 1995, the Company sold $100 million aggregate principal amount of 7 1/4% Senior Notes due June 1, 2005 (the "7 1/4% Notes"). On June 1, 1995, the Company received net proceeds of $99.0 million (after underwriting discount of $0.6 million) from the 7 1/4% Notes. The net proceeds were used to reduce the outstanding balance under the Credit Agreement. On January 14, 1993, the Company sold $100 million aggregate principal amount of 5 5/8% Senior Notes due January 15, 1996 (the "5 5/8% Notes") and $150 million aggregate principal amount of 7 3/8% Senior Notes due January 15, 2003 (the "7 3/8% Notes"). On January 15, 1996, the Company repaid the $100 million aggregate principal amount of the 5 5/8% Notes plus accrued interest. The 7 1/4% Notes and 7 3/8% Notes were issued pursuant to the $400 million shelf registration filed by the Company in December 1992 and are not redeemable prior to maturity and are not entitled to any sinking fund. Interest on the 7 1/4% Notes is payable semi-annually on June 1 and December 1 of each year. Interest on the 7 3/8% Notes is payable semi-annually on January 15 and July 15 of each year. The carrying value of the 7 1/4% Notes and 7 3/8% Notes represents gross proceeds plus amortization of the original issue discount ratably over the life of each issue.

         The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time, up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of any such securities for general corporate purposes, which may include, without limitation, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. Pending such application, the net proceeds may be temporarily invested in short-term securities. No offering has occurred since the effective date of the the registration statement. Any offering of such securities shall be made only by means of prospectus.

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

         Cash paid for interest was $32.1 million, $31.3 million and $28.4 million in fiscal 1997, 1996, and 1995, respectively.

         Scheduled future principal payments of long-term obligations, excluding deferred income taxes, for the next five fiscal years are $1.0 million in 1998, $5.0 million in 1999, $0.9 million in 2000, $141.0 million in 2001, $.8 million in 2002, and $288.5 million thereafter.

3.       Capital Stock, Paid-in Capital and Stock Options

         The authorized capital stock of the Company consists of 100,000,000 shares of Class A Common Stock, par value $1.50 per share (the "Common Stock"); and 3,000,000 shares of Preferred Stock without nominal or par value (the "Preferred Stock").

         The Board of Directors (the "Board") is authorized to divide the Preferred Stock into one or more series and to determine the relative rights, preferences and limitations of the shares of any such series. In addition, the Board may give the Preferred Stock (or any series) special, limited, multiple or no voting rights.

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

         On February 9, 1994, the Board adopted a Shareowner Rights Plan which provides for the issuance of one Preferred Share Purchase Right (the "Rights") for each outstanding share of Common Stock. The Rights are generally not exercisable until 10 days after a person or group ("Acquiror") acquires 15% of the Common Stock or announces a tender offer which could result in a person or group owning 15% or more of the Common Stock (an "Acquisition"). Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company's Series A Junior Preferred Stock at an exercise price of $80.00.

         In the event of an Acquisition without the approval of the Board, each Right will entitle the owner, other than an Acquiror, to buy at the Rights' then-current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, if, after an Acquisition, the Company were to be acquired by merger, shareowners with unexercised Rights could purchase common stock of the Acquiror with a value of twice the exercise price of the Rights. The Board may redeem the Rights for $0.01 per Right at any time prior to an Acquisition. Unless earlier redeemed, the Rights will expire on February 18, 2004.

         Pursuant to action of the Company's Board of Directors, consummation of the pending merger with Cardinal Health, Inc. ("Cardinal") (see Note 12) will not constitute an Acquisition or otherwise trigger the exercise of Rights under the Shareowner Rights Plan.

         On April 24, 1997, the Company declared a 5-for-4 stock split on the Company's Class A Common Stock which was paid on June 2, 1997 to shareowners of record on May 5, 1997. Share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

         Changes in Class A Common Stock, Paid-in capital and Treasury shares for the fiscal years ended September 30, 1997, 1996, and 1995 were as follows:

                                                          Class A Common        Paid-in    Treasury
     Dollars and shares in thousands                     Shares     Amount      Capital     Shares
    ================================================================================================
     Balance, September 30, 1994
       as previously reported                             44,059    $66,088    $155,079   $(138,183)
     1997 5-for-4 Class A Common Stock split              11,015     16,523     (16,523)          -
                                                       --------------------------------------------
     Balance, September 30, 1994 as adjusted              55,074     82,611     138,556    (138,183)
     5% Class A Common Stock dividend                          -          -       5,996      38,185
     Exercise of stock options                               155        232       1,955        (295)
     Acquisition of Biddle & Cowther Company                   -          -           -      12,382
                                                       --------------------------------------------
     Balance, September 30, 1995                          55,229     82,843     146,507     (87,911)
     Exercise of stock options                               292        439       4,145           -
                                                       ---------------------------------------------
     Balance, September 30, 1996                          55,521     83,282     150,652     (87,911)
     Exercise of stock options                               344        515       5,603        (332)
     Acquisition of Treasury shares                            -          -           -         (36)
     Other                                                     5          8         106           -
                                                       --------------------------------------------
     Balance, September 30, 1997                          55,870    $83,805    $156,361   $ (88,279)
                                                       ============================================


         At September 30, 1997, there were outstanding options to purchase 57,395 shares of Class A Common Stock, under a 1983 stock option plan, at prices per share not less than the fair market value on the dates the options were granted. No additional options may be granted under this plan.

         The Company has an amended and restated 1989 stock incentive plan which authorizes the granting of stock options to officers, key employees and other recipients to purchase shares of Class A Common Stock within a ten-year period from date of grant at such price per share as may be set by the Company's Compensation/Stock Option Committee. The number of shares available for grant under the plan is formula-based, providing that, upon certain conditions, no more than 1% of the number of issued shares at the immediately preceding fiscal year-end may be added to the shares available for the grant pool in any fiscal year to this class of optionees. Stock option grants are also available to nonemployee directors and only at a price per share equal to the market value on the grant date. At September 30, 1997, there were 213,503 shares available for grant under the plan, with 109,130 shares specifically reserved for nonemployee directors.

         Stock appreciation rights may be offered to some or all of the employees, but not nonemployee directors, who hold or receive options granted under the stock option plans. No stock appreciation rights were outstanding as of September 30, 1997, 1996, or 1995.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). No compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the Company's 1989 stock incentive plan been determined based on the fair value at the grant date for grants in fiscal 1997 and fiscal 1996 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per common and common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                    1997               1996
         ===========================================================================
                                        (in thousands, except for per share amounts)
         Net earnings - as reported                $81,679             $73,533
         Net earnings - pro forma                  $80,474             $73,000
         Earnings per common and common
          equivalent share - as reported           $  1.61             $  1.46
         Earnings per common and common
          equivalent share - pro forma             $  1.59             $  1.45


         The fair value of options granted under the 1989 stock incentive plan during fiscal 1997 and fiscal 1996 were used to calculate the pro forma net earnings and earnings per common and common equivalent share above, on the various grant dates, using a binomial option=pricing model with the following weighted average assumptions:

                                                  1997               1996
         ===========================================================================
         Dividend yield                            2.0%               2.0%
         Expected volatility                      36.6%              31.7%
         Risk=free interest rate                   5.9%               5.8%
         Expected life                             4 years            4 years
         Fair value of grants                     $8.29              $5.80



         Changes in the number of shares represented by outstanding options during the years ended September 30, 1997, 1996, and 1995 are summarized as follows:


                                                         1997                  1996                  1995
                                                =====================  ===================   ===================
                                                            Weighted              Weighted              Weighted
                                                  Actual     Average    Actual     Average    Actual     Average
         =======================================================================================================
         Outstanding at beginning of year        2,361,783   $16.01    1,761,368   $13.16   1,603,729    $13.07
         Options granted ($12.00 to
           $29.15 per share)                       393,753   $25.71      943,750   $20.24     399,375    $12.55
         Options exercised ($5.94 to
           $20.80 per share)                      (344,171)  $12.67     (292,332)  $12.64    (158,040)   $11.00
         Options cancelled ($5.94 to
           $26.00 per share)                      (177,573)  $17.00      (51,003)  $14.99     (83,696)   $12.82
                                                  -------------------------------------------------------------
         Outstanding at end of year
           (1997, $5.94 to $29.15 per share)     2,233,792   $18.26    2,361,783   $16.01   1,761,368    $13.16
                                                ===============================================================

         Exercisable at end of year              1,290,796               833,415              711,825
                                                ==========               =======              =======

         Available for grant at end of year        213,503               443,203              839,385
                                                ==========               =======              =======

         The following table summarizes information concerning outstanding and exercisable options at September 30, 1997:

                                                                  Options Outstanding        Options Exercisable
                                                           -------------------------------  ---------------------
                                                                       Weighted
                                                                        Average   Weighted              Weighted
                                                                       Remaining   Average               Average
                                                             Number   Contractual Exercise    Number    Exercise
         Range of exercise prices                          Outstanding   Life       Price   Exercisable   Price
         =======================================================================================================
            $5.94  =  $11.86                                244,040      5.82      $11.59     238,724    $11.59
           $12.00  =  $13.52                                353,249      6.69      $12.57     211,147    $12.71
           $14.48  =  $16.95                                398,288      4.12      $15.62     398,288    $15.62
           $17.03  =  $17.81                                104,290      7.42      $17.35      44,946    $17.38
           $19.55                                           496,417      8.11      $19.55     248,209    $19.55
           $20.80  =  $23.10                                266,255      8.89      $22.74      63,856    $22.68
           $24.60  =  $29.15                                371,253      9.15      $26.18      85,626    $26.00
                                                       --------------------------------------------------------
                                                          2,233,792                         1,290,796
                                                       ============                       ===========


         At September 30, 1997, an aggregate of 3,328,445 shares of Class A Common Stock was reserved for the exercise of stock options and for issuance under the elective retirement savings plan (see Note 8).


4.       Acquisitions

         On August 7, 1996, the Company completed the acquisition of certain net assets of Oncology Supply Company, a privately-held oncology supply distributor located in Dothan, Alabama. The Company paid approximately $5.8 million in cash, plus expenses of $.2 million, acquired assets at fair value of approximately $6.5 million and assumed liabilities of approximately $5.4 million. The Company recorded an excess of cost over net assets acquired of approximately $4.9 million in the transaction.

          On August 2, 1995, the Company completed the acquisition of Colonial Healthcare Supply Co. ("Colonial"), a privately-held medical-surgical supply distributor headquartered in Lake Zurich, Illinois, for approximately $50.7 million in cash plus expenses of $.3 million. The Company acquired assets at fair value of approximately $47.3 million and assumed liabilities of approximately $19.7 million, including approximately $2.7 million of long-term debt which was paid by the Company on the acquisition date. This acquisition was financed from borrowings under the Credit Agreement. The Company recorded an excess of cost over net assets acquired of approximately $23.4 million in the transaction.

         On January 10, 1995, the Company completed the acquisition of Biddle & Crowther Company, a privately-held medical-surgical supply distributor headquartered in Seattle, Washington, for 804,505 shares of the Company's Class A Common Stock, previously held as Treasury shares. The transaction was valued at approximately $10.8 million, plus expenses; the Company acquired assets at fair value of approximately $12.0 million and assumed liabilities of approximately $5.2 million. The Company recorded an excess of cost over net assets acquired of approximately $4.4 million in the transaction.


5.       Earnings per Common and Common Equivalent Share

         Earnings per common and common equivalent share are based on the weighted average number of shares of Class A Common Stock outstanding during each year and the assumed exercise of dilutive employees' stock options (less the number of Treasury shares assumed to be purchased from the proceeds using the average market price of the Company's Class A Common Stock). Earnings per share are based upon 50,714,317 shares in fiscal 1997, 50,323,840 shares in fiscal 1996 and 49,751,193 shares in fiscal 1995.

         In February  1997,  the FASB issued SFAS No. 128,  "Earnings  Per Share
(EPS)," which will require the Company to disclose basic EPS and diluted EPS for all periods for which an income statement is presented, and which will replace disclosure currently being made for primary EPS and fully-diluted EPS. The Company will adopt this standard in its quarter ending December 31, 1997. Pro forma basic EPS and diluted EPS for the three years ended September 30, 1997 are indicated below, had the Company applied the provisions of this pronouncement:

                                                Years Ended September 30,
                                                -------------------------
                                               1997        1996        1995
         =======================================================================
         Earnings Per Share:
                  Basic                       $1.63        $1.47       $1.29
                  Diluted                     $1.61        $1.46       $1.29



6.       Leases

         The Company conducts most of its operations from leased warehouse and office facilities and uses certain data processing, transportation, and other equipment under lease agreements expiring at various dates through fiscal 2008, excluding renewal options. Future minimum rental commitments at September 30, 1997, under operating leases having noncancelable lease terms in excess of one year, aggregated $73.3 million, with rental payments during the five succeeding fiscal years of $22.7 million, $18.6 million, $11.7 million, $7.8 million and $4.7 million, respectively. Future minimum rentals to be received under noncancelable subleases at September 30, 1997 were not material. Net rental expense for the years ended September 30, 1997, 1996, and 1995, was $22.3 million, $17.9 million, and $17.0 million, respectively, after deducting sublease income of $0.3 million, $0.1 million, and $0.1 million, respectively.

7.       Taxes on Income

         The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

         Total Federal and state taxes on income for the years ended September 30, 1997, 1996, and 1995 are summarized as follows:

         Dollars in thousands                 1997        1996         1995
         ======================================================================
         Currently payable
           Federal                           $38,964     $35,985      $35,865
           State                               7,219       6,682        6,505
         Deferred (principally Federal)       10,577       9,070        3,178
                                            ---------------------------------

                  Total                      $56,760     $51,737      $45,548
                                            =================================



         Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income as the result of the following:

         Dollars in thousands                               1997      1996      1995
         =============================================================================
         Statutory Federal income tax rate applied
           to earnings before taxes on income              $48,454   $43,844   $38,322
         Increase (decrease) in taxes resulting from:
           Amortization of excess of cost over
             net assets of acquired companies                3,262     2,447     3,055
           State income taxes - net of Federal benefits      5,578     4,992     4,610
           Governmental investment income                     (184)     (157)     (366)
           Other                                              (350)      611       (73)
                                                         -----------------------------

         Total taxes on income                             $56,760   $51,737   $45,548
                                                         =============================

         The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1997 and 1996 are as follows:

         Dollars in thousands                              1997         1996
         =====================================================================
         Deferred tax liabilities:
           Inventory basis difference due to LIFO
               method and uniform capitalization          $49,142      $38,602
           Accelerated depreciation                         8,223        8,722
           Employee benefits                                4,048            -
           Other                                            3,074        2,918
                                                         ---------------------
                  Total                                    64,487       50,242
                                                         ---------------------
         Deferred tax assets:
           Reserves for doubtful receivables               15,639       12,527
           Restructuring charge not currently deductible    1,264        2,203
           Vacation pay not currently deductible            1,933        1,659
           Accrued liabilities not currently deductible    15,579       13,641
           Other                                               -           717
                                                         ---------------------
                  Total                                    34,415       30,747
                                                         ---------------------
         Net deferred tax liability                       $30,072      $19,495
                                                         =====================


         Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes.

         Cash paid for income taxes was $50.7 million, $51.1 million, $41.0 million, and $39.0 million in fiscal 1997, 1996, and 1995, respectively.

         In the opinion of management of the Company, no valuation reserve related to deferred tax assets is considered necessary.


8.       Retirement and Savings Plans

         The Company provides for retirement benefits through an elective retirement savings plan and supplemental retirement plans.

         The Company has an elective retirement savings plan generally available to all employees with six months of service. Under the terms of the plan, the Company guarantees a contribution of $0.50 for each $1.00 invested by the participant up to the participant's investment of 6% of salary, subject to plan and regulatory limitations. The Company may also make additional cash or stock contributions to the plan at its discretion. The Company's contributions are vested to participants over five years. The Company made contributions of $3.8 million, $3.4 million, and $3.9 million to the plan in fiscal 1997, 1996, and 1995, respectively.

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

         The components of net periodic pension cost for the supplemental retirement plans for fiscal 1997, 1996, and 1995 are as follows:

         Dollars in thousands                         1997      1996      1995
         ======================================================================
         Service cost                               $  598    $  294    $  221
         Interest cost                               1,596     1,519     1,261
         Amortization of prior service cost            378       378       378
         Amortization of initial unrecognized
           net obligation                              264       264       264
                                                  ----------------------------
                    Total                           $2,836    $2,455    $2,124
                                                  ============================


         Assumptions   used  to  develop  the  net  periodic  pension  cost  for
supplemental retirement plans were:


                                                   1997          1996          1995
         ==============================================================================
         Discount rate                          7.00-8.00%    7.00-8.00%    7.25%-8.25%
         Rate of increase in salary levels         5.50%         5.50%         5.25%

         The funded status of the supplemental retirement plans at September 30, 1997 and 1996 is as follows:


         Dollars in thousands                                              1997      1996
         ====================================================================================
         Actuarial present value of benefit obligations:
           Vested benefits                                                $15,961   $15,572
           Nonvested benefits                                                   -         -
                                                                          -----------------
           Accumulated benefit obligation                                  15,961    15,572
           Effect of assumed increase in future compensation levels         5,522     3,998
                                                                          -----------------
         Projected benefit obligation                                      21,483    19,570
         Assets of plans at fair value                                     (2,865)   (2,898)
                                                                          ------------------
         Excess of projected benefit obligation over assets                18,618    16,672
         Unrecognized prior service cost                                   (2,132)   (2,510)
         Unrecognized net loss                                             (7,882)   (5,166)
         Unrecognized net obligation remaining from date of adoption       (3,314)   (3,578)
                                                                          ------------------
         Pension liability recognized in the consolidated balance sheets  $ 5,290   $ 5,418
                                                                          =================


         At September 30, 1997 and 1996, the Company owned life insurance in the aggregate amounts of $46.5 million and $45.0 million, respectively, covering substantially all of the participants in the supplemental retirement plans. The Company intends to keep this life insurance in force until the demise of the participants.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Amounts charged to pension expense and contributed to these plans were $0.4 million, $0.4 million, and $0.4 million in fiscal 1997, 1996, and 1995, respectively.


9.       Contingencies

         The Company received proceeds of $1.9 million and $7.7 million in 1997 and 1996, respectively, from receivables sold with recourse by the Company to financial institutions and repurchased $17.7 million of such receivables during 1997.

         The Company has been named as a defendant, along with several pharmaceutical industry-related companies, in several state antitrust actions in California and Alabama and a Federal multidistrict antitrust action. The California State action purports to be a coordinated class action under California's Cartwright Act, Unfair Practices Act and Business and Professions Code. The Alabama State complaint purports to be a class action under Alabama antitrust law. The Federal class action complaint alleges that the Company and numerous manufacturers and other wholesalers violated the Sherman Act. In November 1994, the Federal court certified the class defined in the Federal class action complaint from October 15, 1989 to the present. Plaintiffs seek injunctive relief and treble damages in an amount to be determined at trial.

         In October 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation as well as the cases which have been filed in the various state courts. In April 1996, summary judgment was granted in favor of the Company and the other wholesaler defendants and the Company was dismissed from the Federal class action. However, the decision was appealed and, on August 15, 1997, the Court of Appeals for the Seventh Circuit, along with other rulings, reversed the District Court's decision granting summary judgment to the wholesaler defendants. The effect of the sharing agreement is that the Company's maximum potential loss would be $1.0 million, regardless of the outcome of the lawsuits, plus possible legal fee expenses in excess of the Company's proportionate share of the $9.0 million reimbursement of such fees to be paid by the manufacturer defendants.

         The Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material effect on the Company's consolidated financial condition or results of operations.

         On March 20, 1997, the Company announced that it had terminated its previously announced merger agreement with IVAX Corporation ("IVAX") (See Note
10). In connection with such termination the Company filed a lawsuit against IVAX in the United States District Court for the Southern District of New York alleging, among other things, various breaches of its merger agreement. On May 2, 1997, IVAX filed an Answer and Counterclaim against the Company denying various allegations in the Company's complaint, raising various affirmative defenses and alleging that the Company has breached the merger agreement entered into between the parties. On August 15, 1997, the Company and IVAX settled the lawsuits over the abandoned merger.

         The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1997 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position or results of operations.


10.      Other Unusual Items

         During the second quarter of fiscal 1997, the Company recorded a one-time, pre-tax charge of $5.8 million ($3.4 million, net of income tax benefit of $2.4 million, or $.07 per share) for expenses related to the terminated merger with IVAX (see Note 9).


11.      Disclosures About Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, short-term investments, accounts and notes receivable, other investments, noncurrent receivables, accounts payable and the revolving bank loan payable, the 6 7/8% Debentures and the 7% Debentures at September 30, 1997 approximate fair value. The fair values of the Company's 7 3/8% Notes and 7 1/4% Notes are estimated as follows, based on the market prices of these instruments as of September 30, 1997:

                                    Recorded
          Dollars in thousands       Amount          Fair Value
         =====================================================
          7 3/8%  Notes               $149,411         $154,140
          7 1/4%  Notes                 99,732          103,801


12.      Pending Business Combinations

         On November 18, 1997, the Company signed an agreement to acquire substantially all of the net assets of Besse Medical Services, Inc., a privately-held distributor of injectables, diagnostics and medical supplies. Under the agreement, the Company would pay approximately $20.0 million in cash, plus estimated expenses of $.2 million, acquire assets at fair value of approximately $6.6 million and assume liabilities of approximately $4.6 million. Consummation of this transaction, to be accounted for as a purchase for financial reporting purposes, is subject to certain conditions, including the receipt of regulatory approvals, and is expected to be completed in the second quarter of fiscal 1998. The acquisition will be financed from borrowings under the Credit Agreement.


         On August 23, 1997, the Company signed a definitive merger agreement with Cardinal, a distributor of pharmaceuticals and provider of value-added pharmaceutical related services, headquartered in Dublin, Ohio. The merger agreement, which has been unanimously approved by the Boards of Directors of the Company and Cardinal, calls for the Company to become a wholly-owned subsidiary of Cardinal. The combined company is expected to be known as Cardinal Bergen Health, Inc. and would be heardquartered in Dublin, Ohio. Under the terms of the proposed merger, shareowners of the Company would receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. Cardinal would issue approximately 40 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $418.2 million at September 30, 1997. The merger of the two companies has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. The merger is currently expected to be completed by the end of the second quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the Company's shareowners and Cardinal's shareholders, and the receipt of certain regulatory approvals.

INDEPENDENT AUDITORS' REPORT


To the Directors and Shareowners of
  Bergen Brunswig Corporation:


         We have audited the accompanying consolidated balance sheets of Bergen Brunswig Corporation and subsidiaries as of September 30, 1997 and 1996 and the related statements of consolidated earnings and retained earnings and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergen Brunswig Corporation and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP
-------------------------
Costa Mesa, California
October 31, 1997

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

          FINANCIAL DISCLOSURE


          None.

                                    PART III


ITEM 10.          DIRECTORS OF THE REGISTRANT

                  The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1998 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.



ITEM 11.          EXECUTIVE COMPENSATION

                  The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1998 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1998 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1998 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.











                                     III - 1

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Documents filed as part of this report:

         1.       Financial Statements
                  --------------------

                           The following  Consolidated  Financial  Statements of
                  Bergen Brunswig  Corporation and  Subsidiaries are included in
                  Part II, Item 8:

                           Statements  of  Consolidated  Earnings  and  Retained
                                    Earnings for the Years Ended  September  30,
                                    1997, 1996, and 1995

                           Consolidated Balance Sheets, September 30, 1997 and
                                    1996

                           Statements of  Consolidated  Cash Flows for the Years
                                    Ended September 30, 1997, 1996, and 1995

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K (Continued)


         3.       Exhibits
                  --------

                    ***2 Agreement and Plan of Merger, dated August 23, 1997, among Cardinal Health, Inc., Bruin Merger Corp. and the Company.

                      *3(a) The By-Laws as amended and restated and dated November 8, 1996 are set forth as
                                    Exhibit 3(a) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

                 ***10(a) Stock Option Agreement, dated August 23, 1997 between Cardinal Health, Inc. and the Company.

                 ***10(b) Support/Voting Agreement, dated August 23, 1997, by and between Robert E. Martini and Cardinal Health, Inc.

                  **10(c)           Bergen Brunswig Corporation Deferred
                                    Compensation Plan.

                  **10(d) Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)


         3.       Exhibits (Continued)
                  --------

                    10(e) Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977 and amended October 19, 1990.

                  **10(f) Bergen Brunswig Corporation Stock Option Plans, other than the Amended and Restated 1989 Stock Incentive Plan.

                    10(g) Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies.

                   *10(h) Form of Amended and Restated Supplemental Executive Retirement Plan.

                   *10(i)           Form of Amended and Restated Capital
                                    Accumulation Plan.

                                    Exhibits 10(h) and 10(I) above are set forth
                                    as Exhibits  10.1 and 10.2 in the  Company's
                                    Registration   Statement  on  Form  S-3  and
                                    Amendment  No.1 thereto  relating to a shelf
                                    offering of $400 million in securities filed
                                    February   1,  1996  and  March  19,   1996,
                                    respectively (file no. 333-631).

                   *10(j) Amendment No.1 to the Amended and Restated Capital Accumulation Plan is set forth as
                                    Exhibit 10(m) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                   *10(k) Amended and Restated Executive Loan Program dated March 3, 1995 is set forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

                   *10(l)           Employment Agreement and Schedule.

                   *10(m)           Severance Agreement and Schedule.

                                    Exhibits 10(l) and 10(m) above are set forth as Exhibit 10(q) and 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

                   10(n)            Supplemental Agreement and Schedule.

                   10(o)            Retired Officers' Medical Plan.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)


         3.       Exhibits (Continued)
                  --------

                      11 Computation of earnings per share for the three years ended September 30, 1997.

                      21            List of subsidiaries of Bergen Brunswig
                                    Corporation.

                      23            Independent Auditors' Consent.

                      24 Power of Attorney is set forth on the Signature pages in Part IV of this Annual Report.

                      27 Financial Data Schedule for the year ended September 30, 1997.

                     99(a)          Statement Regarding Forward-Looking
                                    Information.

                     99(b) Split Dollar Life Insurance Plan with Robert E. Martini.

                    *99(c) Amended and Restated Credit Agreement dated as of September 30, 1994 among Bergen Brunswig Drug Company, Bergen Brunswig
                                    Corporation  and  Bank of  America  National
                                    Trust and Savings Association is set forth as Exhibit 99(h) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

                    *99(d) First and Second Amendments to Amended and Restated Credit Agreement dated as of February 27, 1995 and March 16, 1996, respectively, are set forth as Exhibits 99(a) and 99(b), respectively, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                    *99(e) Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

                    *99(f) The Company's Current Report on Form 8-K dated August 23, 1997, relating to the execution of a definitive merger agreement with Cardinal Health, Inc., is incorporated herein by reference in Part I, Item 1 of this Annual Report.

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

*** Incorporated herein by reference to the exhibits filed as part of the Company's Current Report on Form 8-K relating to the execution of a definitive merger agreement with Cardinal Health, Inc., filed with the Securities and Exchange Commission on August 27, 1997.


(b)      Reports on Form 8-K:

         On August 27, 1997, a Current Report on Form 8-K, dated August 23, 1997, was filed reporting under Item 5, the execution of a definitive merger agreement with Cardinal Health, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BERGEN BRUNSWIG CORPORATION


December 19, 1997                       By /s/  Donald R. Roden
                                           -------------------------------------
                                                Donald R. Roden
                                                President and
                                                Chief Executive Officer

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

SIGNATURE                        TITLE                              DATE
---------                        -----                              ----

/s/   Robert E. Martini          Chairman of the Board         December 19, 1997
-----------------------          and Director
      Robert E. Martini


/s/   Donald R. Roden            President and Chief           December 19, 1997
---------------------            Executive Officer
      Donald R. Roden            and Director (Principal
                                 Executive Officer)

/s/   Neil F. Dimick             Executive Vice President,     December 19, 1997
--------------------             Chief Financial Officer
      Neil F. Dimick             and Director
                                 (Principal Financial
                                 Officer and Principal
                                 Accounting Officer)

SIGNATURE                         TITLE                             DATE
---------                         -----                             ----

/s/   John Calasibetta            Senior Vice President        December 19, 1997
----------------------            and Director
      John Calasibetta

/s/   Jose E. Blanco, Sr.         Director                     December 19, 1997
-------------------------
      Jose E. Blanco, Sr.

/s/   Rodney H. Brady             Director                     December 19, 1997
---------------------
      Rodney H. Brady

/s/   Charles C. Edwards, M.D.    Director                     December 19, 1997
------------------------------
      Charles C. Edwards, M.D.

/s/   Charles J. Lee              Director                     December 19, 1997
--------------------
      Charles J. Lee

/s/   George R. Liddle            Director                     December 19, 1997
----------------------
      George R. Liddle

/s/   James R. Mellor             Director                     December 19, 1997
---------------------
      James R. Mellor

/s/   George E. Reinhardt, Jr.    Director                     December 19, 1997
------------------------------
      George E. Reinhardt, Jr.

/s/   Francis G. Rodgers          Director                     December 19, 1997
------------------------
      Francis G. Rodgers

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------

   ***2           Agreement and Plan of Merger,  dated August 23,
                  1997, among Cardinal Health, Inc., Bruin Merger Corporation and the Company.

     *3(a) The By-Laws as amended and restated and dated November 8, 1996 is set forth as Exhibit 3(a) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

  ***10(a) Stock Option Agreement, dated August 23, 1997, between Cardinal Health, Inc. and the Company.

  ***10(b) Support/Voting Agreement, dated August 23, 1997, by and between Robert E. Martini and Cardinal Health, Inc.

   **10(c)        Bergen Brunswig  Corporation  Deferred  Compensation
                  Plan.

   **10(d) Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

     10(e)        Bergen  Brunswig  Corporation  Bonus Plan as adopted       56
                  September 1, 1977 and amended October 19, 1990.

   **10(f) Bergen Brunswig Corporation Stock Option Plans, other than the Amended and Restated 1989 Stock Incentive Plan.

                          -----------------------------

EXHIBIT NO.                                                            PAGE NO.
-----------                                                            --------

     10(g) Amendments to the Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies.

    *10(h)        Form of Amended and Restated Supplemental  Executive
                  Retirement Plan.

    *10(i)        Form of Amended and  Restated  Capital  Accumulation
                  Plan.

                  Exhibits 10(h) and 10(i) above are set forth as Exhibits 10.1 and 10.2 in the Company's
                  Registration Statement Form S-3 and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

    *10(j) Amendment No. 1 to the Amended and Restated Capital ccumulation Plan is set forth as Exhibit 10(m) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

    *10(k) Amended and Restated Executive Loan Program dated March 3, 1995 is set forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

    *10(l)        Employment Agreement and Schedule.

    *10(m)        Severance Agreement and Schedule.

                  Exhibit 10(l) and 10(m) above are set forth as Exhibits 10(q) and 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September
                  30, 1994.

     10(n)        Supplemental Agreement and Schedule.                       79

     10(o)        Retired Officers' Medical Plan.                            94

     11           Computation  of  earnings  per  share  for the three      166
                  years ended September 30, 1997.

     21           List of subsidiaries of Bergen Brunswig  Corporation      167

     23           Independent Auditors' Consent.                            168

     24 Power of Attorney is set forth on the Signature pages in Part IV of this Annual Report.

                          -----------------------------

EXHIBIT NO.                                                            PAGE NO.
-----------                                                            --------

     27           Financial Data Schedule for the year ended September    169
                  30, 1997.

     99(a)        Statement Regarding Forward-Looking Information.        170

     99(b)        Split  Dollar  Life  Insurance  Plan with  Robert E.    171
                  Martini.

    *99(c) Amended and Restated Credit Agreement dated as of September 30, 1994 among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association is set forth as Exhibit 99(h) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

    *99(d) First and Second Amendments to Amended and Restated Credit Agreement dated as of February 27, 1995 and March 16, 1996, respectively, are set forth as Exhibits 99(a) and 99(b), respectively, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

    *99(e)        Item  1 -  Legal  Proceedings  of  Part  II  of  the
                  Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

    *99(f) The Company's Current Report on Form 8-K dated August 23, 1997, relating to the execution of a definitive merger agreement with Cardinal Health, Inc., is incorporated herein by reference in Part I,
                  Item 1 of this Annual Report.



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

*** Incorporated herein by reference to the exhibits filed as part of the Company's Current Report on Form 8-K relating to the execution of a definitive merger agreement with Cardinal Health, Inc., filed with the Securities and Exchange Commission on August 27, 1997.