Form 10-K/A
period 1997-09-30
BERGEN BRUNSWIG CORP
filed 1998-01-28
CIK 11454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
                     (Amendment No. 1, amending Items 10-13)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from __________ to __________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
             (Exact name of registrant as specified in its charter)


      New Jersey                                           22-1444512
------------------------------------------------    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization                          Identification No.)

4000 Metropolitan Drive, Orange, California                 92868-3598
------------------------------------------------    ----------------------------
   (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code         (714) 385-4000
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
      Title of each class                            which registered
-------------------------------------    ---------------------------------------

     Class A Common Stock
   Par Value $1.50 per share                    New York Stock Exchange

  6-7/8% Exchangeable Subordinated
    Debentures due July 15, 2011                New York Stock Exchange

 $150,000,000 7-3/8% Senior Notes due 2003      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
7% Convertible Subordinated Debentures due March 1, 2006 - Durr-Fillauer Medical, Inc.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

At  November  30,  1997,   50,425,459  shares  of  Class  A  Common  Stock  were
outstanding. The aggregate market value of the Class A Common Stock held by nonaffiliates of the registrant on November 30, 1997 was $2,062,652,922.

                       Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: None.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     The Restated Certificate of Incorporation of Bergen Brunswig Corporation (the "Company" or "Bergen") provides that the Board of Directors shall consist of not more than 15 directors nor less than 9 directors, the exact number within such limits to be fixed by the Board as provided in the By-Laws, which currently provide for 12 directors. The directors are divided into three approximately equivalent-sized classes, each class to serve for a period of three years on a staggered term basis.

     Information is set forth below concerning the individuals currently serving as directors of the Company; except where otherwise indicated, such individuals have held the occupational positions noted for at least the past five years.


Directors Whose Term Expires at the 1998 Annual Meeting
(Class I Directors)

Robert E. Martini                                         Director since 1962.
                                                          Age 65.

     Chairman of the Board (since 1992) of, and consultant (since June 1997) to, the Company and formerly its Chief Executive Officer (1990 to January 1997) and President (1981 to 1992). Mr. Martini is a director of Mossimo, Inc. Mr. Martini is Chairman of the Company's Executive, Financing and Nominating Committees. Mr. Martini is the father of Brent R. Martini, an Executive Vice President of the Company.


John Calasibetta                                          Director since 1962.
                                                          Age 92.

                      Senior Vice President of the Company.


Neil F. Dimick                                            Director since 1995.
                                                          Age 48.

     Executive Vice President and Chief Financial Officer (since 1992) of the Company and formerly its Vice President, Finance (1991 to 1992). President of Alternate Site Distributors, Inc., a subsidiary of the Company, since September 1996.


Donald R. Roden                                           Director since 1995.
                                                          Age 51.

     Chief Executive Officer (since January 1997) and President (since 1995) of the Company and formerly the Chief Operating Officer (1995 to 1997) of the Company. Prior to joining the Company in 1995, Mr. Roden was a healthcare industry consultant (1993 to 1995) and Chief Executive, North America (1989 to
1993) of Reed Elsevier Medical (publishing). Mr. Roden is a member of the Company's Executive, Financing and Nominating Committees.

Directors Whose Term Expires at the 1999 Annual Meeting
(Class II Directors)


Jose E. Blanco, Sr.                                       Director since 1992.
                                                          Age 71.

     Chairman of the Board (since 1987) of J.M. Blanco, Inc. (wholesale pharmaceutical distribution). Mr. Blanco is Vice Chairman of the Company's Investment/ Retirement Plan Committee, and a member of the Audit Committee.


Charles J. Lee                                            Director since 1972.
                                                          Age 72.

     Former Managing Director,  Smith Barney Inc.  (investment banking) (1989 to
1996). Mr. Lee is Vice Chairman of the Company's Audit Committee and a member of the Executive, Financing and Nominating Committees.


George R. Liddle                                          Director since 1969.
                                                          Age 70.

     Investment  Adviser.  Former Vice  President,  Kidder,  Peabody & Co., Inc.
(stockbrokers),   retired.   Mr.   Liddle   is   Chairman   of   the   Company's
Investment/Retirement Plan Committee.


George E. Reinhardt, Jr.                                  Director since 1985.
                                                          Age 68.

     Formerly a consultant (1992 to 1995) to, and Senior Vice President (1991), Chief Financial Officer (1976 to 1991) and Vice President, Finance (1981 to
1991) of, the Company. Mr. Reinhardt is a member of the Company's Executive, Financing, Investment/Retirement Plan and Nomination Committees.


Directors Whose Term Expires at the 2000 Annual Meeting
(Class III Directors)

Rodney H. Brady                                           Director since 1973.
                                                          Age 64.

     President and Chief Executive Officer, Deseret Management Corporation (diversified corporate holding company) since April 1996. Former President and Chief Executive Officer, Bonneville International Corporation (broadcast communications) (1985-1996). Mr. Brady is a director of Deseret Mutual Insurance Company and First Security Corporation. Mr. Brady is a member of the Company's Executive, Financing, Compensation/Stock Option and Nominating Committees.


Charles C. Edwards, M.D.                                  Director since 1985.
                                                          Age 74.

     Former President of California Healthcare Institute (nonprofit association) (1993 to 1994). Former President and Chief Executive Officer, ScrippsHealth and Scripps Institutions of Medicine and Science (health care) (1991 to 1993). Dr. Edwards is a director of Molecular Biosystems, Inc.,

Northern Trust Bank and IDEC Pharmaceutical Company. Dr. Edwards is Vice Chairman of the Company's Compensation/Stock Option Committee and a member of the Investment/Retirement Plan Committee.


James R. Mellor                                           Director since 1979.
                                                          Age 67.

     Former Chairman of the Board and Chief Executive Officer (1993-1997) and former President and Chief Operating Officer (1991 to 1993) of General Dynamics Corporation (diversified defense and aerospace). Mr. Mellor is a director of General Dynamics Corporation, Aeromovel USA, Inc. and Computer Sciences Corporation. Mr. Mellor is Chairman of the Company's Compensation/Stock Option Committee.


Francis G. Rodgers                                        Director since 1982.
                                                          Age 71.

     Author and Lecturer. Former Vice President, Marketing, IBM (information processing systems), retired. Mr. Rodgers is a director of Dialogic Corporation, Mercantile Stores, Inc. and Milliken and Company. Mr. Rodgers is Chairman of the Company's Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act (the "Exchange Act") requires the Company's directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the New York Stock Exchange. Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company is not aware of any beneficial owner of more than ten percent of its registered Class A Common Stock for purposes of Section 16(a).

     Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the 1997 fiscal year all filing requirements applicable to its directors and officers were satisfied on a timely basis, except that William Elliott (an executive officer of the Company) failed to file on a timely basis a report disclosing the grant of stock options and Brent R. Martini (an executive officer of the Company) failed to file on a timely basis a report disclosing his beneficial ownership of shares held by a related trust. These failures to file on a timely basis were inadvertent; the required filings were made promptly after the failures to file on a timely basis were noted.


ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

                  Employee directors of the Company are not paid any fees, as such, for service on the Board or on any Board Committee. Each non-employee director received for fiscal 1997 an annual fee of $30,000 for Board service and an attendance fee of $2,000 for each Board meeting attended in person and $600 for each such meeting participated in by telephone. For Committee meetings, non-employee directors (other than the Chairmen of the Committees) received $1,000 for each Committee meeting attended in person and $600 for each such meeting participated in by telephone. The Chairman of each Committee who is a non-employee director received a fee of $1,500 for each Committee meeting attended in person and $900 for each telephone meeting of the Committee in which he participated. A non-employee director who serves less than six months in a fiscal year receives 50% of the annual fee, and if he serves six months or more in a fiscal year, receives 100% of the prevailing annual fee. Under the Company's Deferred Compensation Plan, a non-employee director of the Company may elect to defer up to 100% of these fees or any fixed amount not less than $2,500 of such fees.

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

     Each non-employee director is automatically granted an option covering 3,750 shares of Common Stock under the Company's Amended and Restated 1989 Stock Incentive Plan upon his initial election or appointment to the Board, and is thereafter entitled to an annual grant of 2,500 shares ("Annual Grant") only if the Company attains a ten percent or greater return on common equity in the preceding fiscal year. During fiscal 1997, each non-employee director received an Annual Grant of 2,500 shares.


Compensation of Executive Officers

     The following table sets forth information for the fiscal years ended September 30, 1997, 1996, and 1995, respectively, with respect to certain compensation awarded or paid to the Company's former Chief Executive Officer, its current Chief Executive Officer and its other four most highly compensated executive officers during fiscal 1997 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                                                       Compensation
                                                     Annual Compensation                  Awards
                                                                           Other        Securities
                                                                           Annual       Underlying       All Other
                                                                          Compen-        Options/         Compen-
Name and                                   Salary          Bonus           sation          SARs          sation(1)
Principal Position             Year          ($)            ($)             ($)             (#)             ($)
------------------             ----          ---            ---             ---             ---             ---

Robert E.Martini             1997(2)        412,500        200,000        270,592(3)      66,250      2,286,370(4)
Chairman                     1996           560,000        502,600        108,561(3)      31,250         33,005(4)
                             1995           553,269        428,000        168,229(3)      19,688         36,774(4)

Donald R. Roden              1997(5)        500,000        465,700         67,694(6)      31,250          1,154
President and Chief          1996(5)        400,000        359,000         63,601(6)     118,751             --
Executive Officer            1995(5)             --             --             --             --             --

Neil F. Dimick               1997           325,000        309,900         47,290(7)          --          4,750
Exec. Vice President,        1996           275,000        269,300        132,631(7)      50,001          4,571
Chief Financial Officer      1995           256,731        200,000         35,049(7)       6,563          4,500

William J. Elliott           1997           265,000        185,400         51,786(9)      11,000          3,363
Exec. Vice President         1996(8)             --             --             --         31,250             --
                             1995(8)             --             --             --             --             --

Charles J. Carpenter         1997           225,000        200,000         15,605(10)         --          4,750
Exec. Vice President         1996           169,167        117,800          7,200         31,250          2,591
Chief Procurement            1995           150,000         30,000          5,400         18,750          4,500
  Officer

Brent R. Martini             1997           225,000        186,100         22,863(11)         --          2,841
Exec. Vice President         1996           171,667        114,600          7,200         32,263          4,571
                             1995           152,917         76,800          5,800         18,750          4,317

---------------------------
(1) Reflects Company contributions under the Company's Pre-Tax Investment Retirement Account Employer Contributions Plus Plan, unless otherwise indicated in the following notes.

(2) Includes compensation for Mr. Martini through January 1997 as the Company's C.E.O. and thereafter as an employee and then a consultant to the Company.

(3) Includes $92,120, $80,780 and $81,900 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Robert E. Martini during fiscal years 1995, 1996 and 1997, respectively, described under Item 13. For fiscal 1997, also includes $129,167 of annuity payments made to Mr. Martini under the Bergen Capital Accumulation Plan (the "CAP").

(4) Includes $31,774, $28,418 and $5,197 of allocated premiums paid by the Company to a split dollar life insurance plan for Robert E. Martini during fiscal years 1995, 1996 and 1997, respectively. For fiscal 1997, amounts also include a lump sum payment of $1,059,610 made to Mr. Martini under the Company's Amended and Restated Supplemental Executive Retirement Plan in connection with the termination of Mr. Martini's participation in that plan and payments of $1,216,813 made to Mr. Martini reflecting amounts that Mr. Martini would have received under the CAP had he retired at age 62.

(5) Mr. Roden's employment with the Company commenced during fiscal year 1996; accordingly, no amounts are reportable for fiscal year 1995. Mr. Roden's compensation for fiscal 1997 includes compensation for services as C.O.O. (through January 1997) and C.E.O. (thereafter).

(6) Includes $16,362 and $31,992 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Roden for fiscal years 1996 and 1997, described under
Item 13.

(7) Includes $18,506, $16,288 and $18,281 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Dimick for fiscal years 1995, 1996 and 1997, respectively, described under Item 13.

(8) Mr. Elliott's employment with the Company commenced during fiscal year 1997; accordingly, no compensation amounts (other than options granted immediately prior to the commencement of active employment) are reportable for fiscal years 1996 and 1995.

(9) Includes $17,763 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Elliott for fiscal year 1997, described under Item 13.

(10) Includes $4,113 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Carpenter for fiscal year 1997 described under Item 13.

(11) Includes $6,169 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Brent R. Martini for fiscal year 1997 described under Item 13.


Employment and Severance Arrangements

     In April 1994, the Board authorized the Company to enter into written employment agreements (the "Employment Agreements") and severance agreements (the "Severance Agreements") with certain executive officers of the Company, including Robert E. Martini and Mr. Dimick. Similar agreements were entered into in October 1995 with Mr. Roden, in September 1996 with Mr. Carpenter and Brent
R. Martini, and in October 1996 with Mr. Elliott.

     In connection with the Agreement and Plan of Merger, dated as of August 23, 1997, by and among the Company, Cardinal Health, Inc. ("Cardinal") and a wholly owned subsidiary of Cardinal (the "Merger Agreement"), the Company has entered into supplemental agreements (the "Supplemental Agreements") which terminate the Severance Agreements and amend the Employment Agreements. Except as described below, the Supplemental Agreements will be void in the event that the Merger Agreement is terminated for any reason. The Company is currently proposing to modify the Supplemental Agreements. The Company has described separately below
(i) the Employment Agreements and Severance Agreements as they existed prior to the execution of the Supplemental Agreements and as they will exist in the event that the Merger Agreement is terminated and (ii) the

Supplemental Agreements, as executed and as proposed to be modified. For information regarding arrangements made with Robert E. Martini after he ceased to serve as the Company's Chief Executive Officer, see "Consulting Agreement".


     Employment and Severance Agreements

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

     Pursuant to the Employment Agreements, a Named Executive Officer's employment may be terminated without a claim for damages arising against the Company (1) upon notice by the Named Executive Officer, except for "good reason"; (2) by mutual agreement between the Named Executive Officer and the Company; or (3) by the Company for cause. If the Employment Agreement is terminated by the Company for any other reason, or if the Named Executive Officer terminates the Employment Agreement for good reason (including, but not limited to, an adverse change in such officer's position from his position at the time he entered into the Employment Agreement), he will be entitled to damages equal to the present value equivalent of the compensation he would have been paid under the Employment Agreement for the next three years, less his earned income from other employment, if any.

     The Severance Agreements with the Named Executive Officers, which provide for benefits additional to the Employment Agreements, require payment of cash and other benefits in the event of a voluntary or involuntary termination of employment within three years following a Change in Control (as hereinafter defined) of the Company. Payment under the Severance Agreements would consist of
2.99 times the average annual W-2 compensation paid by the Company for the most recent five taxable years of the Named Executive Officer ending before the date of the Change in Control if, following a Change in Control, such Named Executive Officer is terminated without cause, such Named Executive Officer terminates for any reason within 180 days after a Change in Control, or if such Named Executive Officer terminates for good reason (including, but not limited to, an adverse change in such officer's position from his position at the time of the Change in Control). The Severance Agreements continue until three years and one day after a Change in Control or until the Named Executive Officer receives the severance payment under the Severance Agreements.

     Under the Severance Agreements, a Change in Control with respect to the Company is deemed to occur 90 days prior to (i) the acquisition by any person, entity or group, within the meaning of Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") (excluding for this purpose (A) the Company or (B) any employee benefit plan of the Company which acquires beneficial ownership of voting securities of the Company) of 50% or more of beneficial ownership (within Rule 13(d)-3 promulgated under the Exchange Act) of the combined voting power of the Company's then outstanding securities; (ii) any rolling period of two consecutive years in which individuals who at the beginning of such period constitute the Board of Directors of the Company (and any new director whose election or nomination for election was approved by a vote of at least 2/3 of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors; provided, however, no director shall be considered to have been so approved if such director initially assumed office as a result of either an actual or threatened "election contest" (as described in Rule 14(a)-11 under the Exchange Act) or other actual or threatened solicitation of proxies or consent by or on behalf of any person other than the Board of Directors, including as a result of any agreement intended to avoid or settle any such election contest or proxy contest; (iii) the approval by the Company's shareowners of a dissolution or liquidation of the Company; (iv) the sale (or similar transaction) or substantially all of the Company's operating assets; or
(v) a merger or consolidation,  or a transaction having a similar effect,  where
(A) the Company is not the survivor, (B) the majority of the Common Stock of the Company is no longer held by the holders of Common Stock of the Company immediately prior to the transaction, or (C) the Company's Common Stock is converted into cash, securities or other property.

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

     Except as provided in this paragraph, in the event that the Merger Agreement is terminated for any reason, the Employment Agreements and Severance Agreements described above will remain in effect and the Supplemental Agreements described below will be void. However, the Forgiveness Provision of the Supplemental Agreements described below will remain in effect regardless of whether the Merger Agreement is terminated or the Merger is consummated.

     Supplemental Agreements

     In connection with the merger provided for in the Merger Agreement (the "Merger"), Cardinal, Bergen and several senior management employees of Bergen (including each of the Named Executive Officers other than Robert E. Martini) (such Named Executive Officers, the "Supplemental Named Executive Officers") entered into Supplemental Agreements to amend and supplement their Employment Agreements and to terminate their Severance Agreements. The amendments to the Supplemental Named Executive Officers' Employment Agreements and other changes to the terms and conditions of employment effected by the Supplemental Agreements are in some respects more favorable to the Supplemental Named Executive Officers than existed under the Employment Agreements before such amendments, and in some respects more favorable to Bergen and Cardinal. The
Supplemental Agreements will be void and terminate if the Merger is not consummated, except as provided below.

     Each of the Employment Agreements executed by the Supplemental Named Executive Officers, as amended by the Supplemental Agreements executed by the Supplemental Named Executive Officers, have a term that will expire on the third anniversary of the Merger, if not terminated earlier. Each of such Employment Agreements, as amended by such Supplemental Agreements, provides (i) for the base salaries of the Supplemental Named Executive Officer in effect at the effective time of the Merger (the "Effective Time") to be reviewed annually and increased as necessary to be substantially comparable to the base salaries of other executives of the same level of importance, responsibility and performance within Cardinal ("Peer Company Executives"); (ii) for the equivalent of three annual bonuses for the Supplemental Named Executive Officer over the remaining term of the

Employment Agreement, with each such bonus to be in such amount as may be determined by Bergen in its discretion, in accordance with the criteria used by Cardinal for Peer Company Executives; provided, however, that in no event will such annual bonus for any year be less than 50% of the average of the two most recent annual bonuses received by the Supplemental Named Executive Officer before the Effective Time, and the Supplemental Named Executive Officer's target bonus will in each case be at least equal to the Supplemental Named Executive Officer's target bonus in effect at the Effective Time; and (iii) that following the Effective Time, the Supplemental Named Executive Officers will be eligible to be considered for grants of stock options pursuant to the Cardinal Equity Incentive Plan on the standard terms and conditions applicable to option grants thereunder to similarly situated Cardinal executives.

     Pursuant  to each  such  Employment  Agreement,  as  amended  by each  such
Supplemental Agreement, if the Supplemental Named Executive Officer is terminated by Bergen without "Cause" (as defined), or if the Supplemental Named Executive Officer terminates his own employment for "Good Reason" (as defined), Bergen will provide the Supplemental Named Executive Officer with the following compensation and benefits: (i) base salary until the end of the term of the agreement (the "Continuation Period"); (ii) annual bonus amounts during the Continuation Period; (iii) car allowance or use of a company car and group health benefits during the Continuation Period; and (iv) arrangements relating to vesting and exercisability with respect to employee stock options held by the Supplemental Named Executive Officer that remain outstanding but have not vested and not become exercisable as of the date of such termination. In addition, such Employment Agreements, as amended by such Supplemental Agreements, provide for vesting and/or participation in Bergen's Retired Officers Medical Plan (the "ROM Plan") in connection with certain terminations of employment.

     All of the Supplemental Named Executive Officers have agreed in the Supplemental Agreements that in lieu of receiving benefits under the Bergen Capital Accumulation Plan (the "CAP") and Bergen Amended and Restated Supplemental Executive Retirement Plan (the "SERP"), their benefits that were fully vested under the SERP and the CAP as of the date that is ninety days before the date of the Effective Time (the "Conversion Date"), without giving effect to the provisions of Section 5.1(b) of the SERP, as in effect before the amendment thereto dated as of August 23, 1997 (the "Vested Benefits"), and the additional benefit that would have been accrued and vested for them as of the Conversion Date pursuant to said Section 5.1(b) before such amendment (the "Additional Vested Benefit"), will be credited to a deferral account for their benefit, which account will earn interest at the rate of 6.25% per annum, compounded quarterly, from the Conversion Date. Upon termination of the Supplemental Named Executive Officer's employment, these amounts will be paid in a single lump sum or in annual installments over a specified period of years, at the option of the Supplemental Named Executive Officer. Notwithstanding the foregoing, if the Supplemental Named Executive Officer's employment with Bergen is terminated before the expiration date of such Employment Agreement, as amended by such Supplemental Agreement, by Bergen for Cause or by the Supplemental Named Executive Officer without Good Reason, then the Additional Vested Benefit will not be paid as described above, but will instead be paid without interest (i) to the Supplemental Named Executive Officer on the Supplemental Named Executive Officer's sixty-fifth birthday or (ii) if the Supplemental Named Executive Officer dies before the Supplemental Named Executive Officer's sixty-fifth birthday, to the Supplemental Named Executive Officer's designated beneficiary (or, if the Supplemental Named Executive Officer had not designated a beneficiary, to the Supplemental Named Executive Officer's estate) on the sixty-fifth anniversary of the Supplemental Named Executive Officer's birth.

     Pursuant to such Supplemental Agreements, effective as of the Effective Time, Cardinal has agreed to provide certain guarantees with respect to the obligations of Bergen under such Employment Agreements, as amended by such Supplemental Agreements.

     In addition to any other payment required pursuant to such Supplemental Agreement or such Employment Agreement as amended by such Supplemental Agreement, Bergen has agreed to pay each Supplemental Named Executive Officer an amount necessary for the Supplemental Named Executive Officer, on an after-tax basis, to pay any excise tax (including any payments made for the purpose of grossing up for excise tax purposes) for which the Supplemental Named Executive Officer is liable under Section 4999 of the Code.

     The Severance Agreements with the Supplemental Named Executive Officers, which would have provided for certain severance benefits in addition to the benefits under the Employment Agreements, in the event of a voluntary or involuntary termination of employment within three years following a "Change of Control" of Bergen (as defined in the Severance Agreements, which would include the Merger), and for the excise tax reimbursement described above, have been terminated under such Supplemental Agreements.

     Such Supplemental Agreements also amended certain promissory notes (the "Notes") evidencing loans to each of the Supplemental Named Executive Officers under certain executive loan programs of the Company (See Item 13) such that, as amended, the Merger will not be deemed to constitute a "Change of Control" (as defined in such Notes) and the provisions of such Notes providing for forgiveness and cancellation of such Notes upon a Change in Control shall be null and void and of no further force or effect. Each such Supplemental Agreements also contains a provision (the "Forgiveness Provision") that states that if either (A) the Supplemental Named Executive Officer remains in continuous employment with Bergen until the expiration date of the Employment Agreement between the Supplemental Named Executive Officer and Bergen, as amended by such Supplemental Named Executive Officer's Supplemental Agreement, or (B) the Supplemental Named Executive Officer's employment with Bergen is terminated before such expiration date by Bergen without Cause or by the Supplemental Named Executive Officer with Good Reason or as a result of the Supplemental Named Executive Officer's death or disability, then upon such expiration date or the date of such termination, as applicable, the entire unpaid principal balance of the loan will be automatically forgiven and canceled with no interest due. The amendments to the Notes providing for such forgiveness will remain in effect even if the Merger is terminated. All other provisions of such Supplemental Agreements, including the provision canceling the Severance Agreements, will be void if the Merger is terminated.

     Pursuant to such Supplemental Agreements, each of the Supplemental Named Executive Officers has agreed that he or she will not, without the prior written consent of the Board of Directors of Bergen, engage in or become associated with a "Competitive Activity" (as defined below) during the "Noncompetition Period" (as defined below). Each Supplemental Named Executive Officer has agreed that if the Supplemental Named Executive Officer commits any material breach of this noncompetition covenant and fails to cure such breach within 15 days after receiving notice from Bergen thereof, the Supplemental Named Executive Officer will forfeit all of his or her rights to any unpaid pay or benefits pursuant to the Supplemental Named Executive Officer's Employment Agreement, as amended by the Supplemental Named Executive Officer's Supplemental Agreement, other than the Supplemental Named Executive Officer's rights with respect to his benefits under the CAP or the SERP as described above. The "Noncompetition Period" means the period during which the Supplemental Named Executive Officer is employed by Bergen or any of its affiliates, plus any Continuation Period. A "Competitive Activity" means any business or other endeavor, in any county of any state of the United States, of a kind being conducted by Bergen or any of its affiliates (the "Affiliated Companies") in such jurisdiction as of the Effective Time or at any time thereafter through such date of termination, if and only if the Supplemental Named Executive Officer performed services in such business or endeavor during the Supplemental Named Executive Officer's employment by Bergen; provided, that no business or endeavor shall be deemed to be a Competitive Activity if it is not a Competitive Activity at the time the Supplemental Named Executive Officer begins participating in such business or endeavor. The Supplemental Named Executive Officer shall be considered to have become "associated with a Competitive Activity" if the Supplemental Named Executive Officer becomes directly or indirectly involved as an owner, principal, employee, officer, director, independent contractor, representative, stockholder, financial backer, agent, partner, advisor, lender, or in any other individual or representative capacity with any individual, partnership, corporation or other organization that is engaged in a Competitive Activity. Notwithstanding the foregoing, the Supplemental Named Executive Officer may make and retain investments during the Noncompetition Period in less than four and nine-tenths percent (4.9%) of the equity of any entity engaged in a Competitive Activity, if such equity security is listed on a national securities exchange or regularly traded in an over-the counter market.

     In connection with the execution of the Merger Agreement, each of the SERP, the CAP and the Master Trust Agreement for Bergen Brunswig Corporation Executive Deferral Plans dated as of December 27, 1994, between Bergen and Wachovia Bank of North Carolina, N.A., has been amended effective as of August 23, 1997. Such amendments provide that, except as set forth in the immediately following sentence, (i) the consummation of the Merger will not effectuate a "Change in Control" within the meaning thereof, and (ii) effective as of the Effective Time, all provisions thereof that relate to a "Change in Control" will be null and void and of no further effect, as if deleted. Notwithstanding the foregoing, the consummation of the Merger will effectuate a "Change in Control" solely for purposes of giving effect to (A) the provisions of Section 5.1(b)(i) of the SERP that call for full vesting of the "Accrued Benefit" of each "Participant" upon a "Change in Control" (as those terms are defined in the SERP, as amended to exclude from participation, contingent upon consummation of the Merger, each of the Supplemental Named Executive Officers and certain other senior executive officers of the Company), and (B) the provisions of Section 5.4(a)(F) of the CAP that call for the benefit of a "Participant" that is "Accrued" as of a "Change in Control" (without giving effect to clauses (A)-(E) of Section 5.4(a)) to become fully "Vested" as of a "Change in Control" (as those terms are defined in the CAP, as similarly amended to exclude from participation, contingent upon consummation of the Merger, each of the Supplemental Named Executive Officers and certain other senior executive officers of the Company). As noted above, under the Supplemental Agreements, the Supplemental Named Executive Officers are no longer entitled to any of the benefits, rights or entitlements under the CAP or the SERP effective as of the Conversion Date.

Consulting Agreement

     In connection with the Merger Agreement, Cardinal, Bergen and Robert E. Martini propose to enter into an amendment to an existing consulting agreement (the "Consulting Agreement") pursuant to which Mr. Martini will continue to serve the Company as a consultant, and will be subject to a covenant not to compete and other covenants, in exchange for a fee of $300,000 per year and certain continued benefits. The Consulting Agreement currently provides for a three-year evergreen term; as amended and effective as of the date of the Merger, the term of the Consulting Agreement will be fixed and will expire on the third anniversary of the Merger. From and after the date of the Merger, the benefits to be provided to Mr. Martini will consist of continued participation in the Company's ROM Plan, and the consulting fee will continue to be $300,000 per year. In addition, in exchange for an amended noncompetition covenant applicable through the ninth anniversary of the date of the Merger, the promissory notes evidencing loans to Mr. Martini by the Company that are outstanding as of the Effective Time will be amended, so that: (a) the Merger will not be deemed to constitute a Change in Control and the provisions of such notes providing for forgiveness and cancellation of such notes upon a Change in Control shall be null and void and of no further force or effect; and (b) the notes are instead automatically forgiven and canceled, as of the ninth anniversary of the Effective Time or Mr. Martini's death, whichever occurs first, with no interest due, and the Company will pay Mr. Martini or his estate an additional amount to make him or his estate whole for the resulting income taxes, in each case contingent upon Mr. Martini's compliance with the noncompetition covenants. The Severance Agreement with Mr. Martini, which would have provided for certain severance benefits following a Change in Control of Bergen, will be terminated. However, Bergen's obligation under the Severance Agreement to pay any excise tax (including excise tax on any payments made for the purpose of grossing up for excise tax purposes) for which Mr. Martini is liable under Section 4999 of the Code, will be continued under the amended Consulting Agreement.

Retired Officers' Medical Plan

     In addition to the above arrangements, the Company has an unfunded, non-qualified ROM Plan available to certain officers of the Company and their spouses, including executive officers now retired from the Company. The ROM Plan provides for payment of the covered individual's medical, dental, vision and prescription expenses at a level commensurate with the Company's medical benefit plans that are in effect upon the executive officer's retirement (as defined in the ROM Plan documents), but limited to the difference between benefits received or potentially available from other insurance sources (including governmental programs), if any, and the total expense actually incurred.

The duration of the benefit is for the lifetime of the executive officer and the executive officer's spouse if such officer is married. Based upon the various eligibility criteria under the ROM Plan, three of the Named Executive Officers (Robert E. Martini, Charles J. Carpenter and Brent R. Martini) presently are eligible to receive benefits upon their retirement from the Company. Under the terms of the Supplemental Agreements, the other Named Executive Officers will become fully vested under the ROM Plan under certain circumstances, as described above under "Employment and Severance Arrangements--Supplemental Agreements".

Stock Option Grants and Exercises

     The following tables provide information with respect to stock options granted to and exercised by the Named Executive Officers during Fiscal 1997 and with respect to stock options held by the Named Executive Officers:

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                 Individual
                                  Grants
                                 % of Total
                     Securities  Options/SARs
                     Underlying   Granted to
                    Options/SARs  Employees in  Exercise             Grant Date
                      Granted     Fiscal Year     Price   Expiration   Present
    Name              (#)(2)         1997       ($/Share)    Date      Value($)
    ----              ------         ----       ---------    ----      --------

Robert E. Martini     62,500(3)     13.38        26.00    11/07/06    602,500(4)
                       3,750          .80        29.15    05/22/07     41,850(4)

Donald R. Roden       31,250         6.69        26.00    11/07/06    301,250(5)

Neil F. Dimick             0          N/A         N/A        N/A         N/A

William J. Elliott    11,000         2.35        42.00    08/24/07    189,970(6)

Charles J. Carpenter       0          N/A         N/A        N/A         N/A

Brent R. Martini           0          N/A         N/A        N/A         N/A


--------------------------
(1) All option information with respect to stock options granted prior to June 2, 1997 has been adjusted retroactively to reflect a 25% stock divided effected as of that date.

(2) All options were granted as nonstatutory stock options to purchase shares of the Company's Class A Common Stock (the "Common Stock") at 100% of fair market value on the date of grant, unless otherwise noted, and vest 25% one year after the date of grant and then 25% per year thereafter.

(3) Of this amount, options covering 15,204 shares were granted as incentive stock options.

(4) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 6.50%, an option term of ten years, a dividend yield of 2.11% and a stock volatility of .300.

(5) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 6.50%, an option term of ten years, a dividend yield of 2.17% and a stock volatility of .296.

(6) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 6.50%, an option term of ten years, a dividend yield of 1.97% and a stock volatility of .332.


                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION/SAR VALUES



                           Shares                        Number of Securities
                        Acquired on                     Underlying Unexercised              Value of Unexercised
                                         Value              Options/SARs at                in-the-Money Options/
                          Exercise     Realized               FY End (#)                   SARs at FY End($) (1)
                                                              ----------                   ---------------------
         Name               (#)           ($)        Exercisable     Unexercisable     Exercisable     Unexercisable
         ----               ---           ---        -----------     -------------     -----------     -------------

Robert E. Martini        20,606       300,545          123,538          103,473        3,053,738      1,819,825
Donald R. Roden               0             -           29,686          120,315          627,045      2,330,343
Neil F. Dimick                0             -           44,652           48,663        1,101,281      1,011,122
William J. Elliott            0             -            7,812           34,438          135,694        407,118
Charles J. Carpenter     29,347       523,903           12,499           37,501          233,277        699,908
Brent R. Martini              0             0           30,580           44,526          714,911        894,817


--------------------------
(1) Pursuant to the rules promulgated by the Securities and Exchange Commission, these values were calculated by determining the difference between the value of the Company's stock at fiscal year end ($40.37 on September 30, 1997) and the exercise price of the options.


Pension Table

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


           Average Annual
            Compensation                                     Estimated Annual Retirement Benefits For
    During Highest Three of Final                              Years of Credited Service Shown Below
    Five Years Before Retirement                    10                  20                 30                40
    ----------------------------                    --                  --                 --                --

        $    200,000                            $  70,600            $124,000            $124,000          $124,000
             400,000                              173,100             279,800             279,800           279,800
             600,000                              275,700             435,700             435,700           435,700
             800,000                              378,200             591,500             591,500           591,500
           1,000,000                              484,100             750,800             750,800           750,800


     As of September 30, 1997, full years of actual credited service in these plans are: Robert E. Martini - 41 years; Mr. Roden - 2 years; Mr. Dimick - 6 years; Mr. Elliott - 1 year; Mr. Carpenter - 17 years; and Brent R. Martini - 10 years.

     Compensation for a particular year as used for the calculation of retirement benefits under the SERP includes base salary received during the year (including salary deferred under a salary reduction arrangement) and excludes all other compensation. Benefits are reduced by the following amounts: (1) the participant's primary insurance amount payable under the Social Security Act at retirement age; (2) the participant's benefit under the CAP; (3) an annuitized amount based upon an assumed level of participation in the Company's Pre-Tax Investment Retirement Account Employer

Contributions Plus Plan; and (4) any amounts owed by a participant to the Company (except to the extent that such amount owed is under a program that expressly provides that there will not be an offset), but only if payment of benefits commences before a change in control (as defined by the SERP). Benefits are payable under the SERP in the form of a joint and survivor annuity, consisting of monthly payments to each participant for his or her life and, upon his or her death, a specified percentage of his or her monthly benefit to his or her surviving beneficiary for the beneficiary's remaining life. In the alternative, a participant may elect to receive his or her benefit in a lump sum. The Company may direct that any vested benefit of a participant be paid in a lump sum upon the death of the participant. A $5,000 funeral benefit is available to a participant's estate, offset by any funeral benefit paid under the CAP. Generally, the CAP benefit is a monthly retirement benefit paid over a specified number of months that, at the election of a participant, may be paid in a lump sum. Subject to the provisions of the Supplemental Agreements described above, upon a change in control (as defined in the CAP and SERP), certain senior executive officers' benefits payable under the SERP would be accelerated such that their credited years of service in these plans would be as if they had attained the normal retirement age. In addition, a master trust (the assets of which are subject to the claims of the Company's general creditors) for certain executive officer deferral plans has been established to preserve these and certain other executive benefits.

Compensation Committee Interlocks and Insider Participation

     The following persons served on the Company's Compensation/Stock Option Committee during the fiscal year ended September 30, 1997: Francis G. Rodgers, James R. Mellor, Charles C. Edwards, Jose E. Blanco, Sr. and Rodney H. Brady. None of the persons named was an officer or employee of the Company or any of its subsidiaries during the current fiscal year or during the fiscal year ended September 30, 1997. With the exception of Mr. Brady, none of the persons named is a former officer of the Company or any of its subsidiaries; Mr. Brady was an officer of the Company and its subsidiaries more than ten years ago.

     For information regarding indemnification arrangements applicable to the Company's directors, see Item 13.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the beneficial ownership of each person or group who owns, to the Company's knowledge, more than five percent of its outstanding Common Stock, based on the number of shares of Common Stock outstanding as of January 20, 1998:

                                                                  Amount and
        Name and                                                   Nature of          Percent of
        Address of                                                 Beneficial        Outstanding
      Beneficial Owner                     Title of Class          Ownership            Shares

FMR Corp. (including  subsidiaries)         Common Stock           3,742,862(1)          7.4
82 Devonshire Street
Boston, Massachusetts   02109

Wellington Management Company, LLP          Common Stock           2,792,647(2)          5.5
75 State Street
Boston, Massachusetts  02109

Robert E. Martini                           Common Stock           2,736,023(3)(4)       5.4
400 Metropolitan Drive
Orange, California   92868



Cardinal Health, Inc. ("Cardinal")(5)        Common Stock           10,028,163          19.9
5555 Glendon Court
Dublin, Ohio 43016

--------------------------
(1) This information was provided to the Company by FMR Corp. ("FMR") as of February 14, 1997 in FMR's capacity as an investment advisor to various registered investment companies and other funds and as a trustee or managing agent for various private investment accounts. According to a Schedule 13G, dated February 14, 1997, as filed with the Securities and Exchange Commission, FMR had sole voting power over 675,575 shares and sole dispositive power over 3,742,862 shares.

(2) This information was provided to the Company by Wellington Management Company, LLP ("WMC") as of January 24, 1997. WMC has advised the Company that as of such date, WMC is an investment advisor registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940, as amended, and that as of January 24, 1997, in its capacity as investment advisor, WMC may be deemed to have beneficial ownership of the number of shares indicated, which shares are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the Common Stock. WMC has advised the Company that as of such date, WMC had shared voting power over 2,213,885 shares and shared dispositive power over 2,792,647 shares.

(3)  Except  as  indicated   otherwise  by  the  following  note,  shares  shown
beneficially owned are those to which Mr. Martini may have sole voting and dispositive power.

(4) Includes 155,827 shares which, as of January 20, 1998, may be acquired within sixty days pursuant to the exercise of stock options and 37,406 shares beneficially owned by Mr. Martini for which he does not have voting or dispositive power.

(5) Pursuant to a stock option agreement, dated as of August 23, 1997, between Cardinal and the Company (the "Stock Option Agreement") and in connection with the execution of the Merger Agreement, the Company granted Cardinal an irrevocable option (the "Option") to purchase from the Company, under certain circumstances, up to 10,028,163 authorized and unissued shares of the Company's Common Stock, at a price of $48.29 per share, payable in cash. In the event that any additional shares of the Company's Common Stock are issued after the date of the Stock Option Agreement (other than under certain circumstances set forth in the Stock Option Agreement), the number of shares of the Company's Common Stock that may be purchased under the Option will be adjusted so that, after such issuance, it equals at least 19.9% of the number of shares of the Company's Common Stock then issued and outstanding (without considering any shares subject to or issued pursuant to the Option). Cardinal does not have the right to acquire any shares of the Company's Common Stock under the Option unless certain events specified in the Stock Option Agreement occur. As of January 20, 1998, the Option was not exercisable.

     The following table sets forth certain information regarding the ownership of the Company's Common Stock, as of January 20, 1998, by: (a) each director;
(b) each of the Named Executive Officers ; and (c) all directors and executive officers as a group:

                                             Aggregate Number
                                                of Shares
                                              Beneficially        Percent of
                                                Owned (1)(2)  Outstanding Shares

Jose E. Blanco, Sr.                               10,856              *
Rodney H. Brady(3)                                56,739              *
John Calasibetta(4)                              232,387              *
Charles J. Carpenter                              27,187              *
Neil F. Dimick                                    64,109              *
Charles C. Edwards, M.D.                          16,267              *
William J. Elliott                                 7,812              *
Charles J. Lee                                    20,608              *
George R. Liddle(5)                               39,968              *
Brent R. Martini(6)                              280,366              *
Robert E. Martini(7)                           2,736,023            5.4
James R. Mellor                                   19,168              *
George E. Reinhardt, Jr.                         109,838              *
Donald R. Roden                                   71,873              *
Francis G. Rodgers                                19,008              *

All directors and executive officers as a group
 including those persons named above
 (20 persons)                                  3,882,901             7.7

----------------------------
* Denotes ownership of less than 1% of the outstanding shares of Common Stock.

(1) Information as to beneficial ownership by the directors and executive officers named above has been furnished to the Company by such individuals.
Except as indicated otherwise in the footnotes, shares shown as beneficially owned are those to which the individual has sole voting and dispositive power. Such shares, where applicable, may be subject to community property laws and related status under which a spouse may be entitled to share in the management of the community property, which may include the right to vote or dispose of the shares.

(2) Includes the number of shares that could be purchased by exercise of options exercisable as of January 20, 1998 or within 60 days thereafter under the Company's stock option or stock incentive plans, as follows: Jose E. Blanco, Sr., 10,856 shares; Rodney H. Brady, 14,796 shares; Neil F. Dimick, 58,859 shares; Dr. Charles C. Edwards, 13,155 shares: Charles J. Lee, 14,796 shares; George R. Liddle, 9,873 shares; Robert E. Martini, 155,827 shares; James R. Mellor, 14,796 shares; George Reinhardt, Jr., 10,856 shares; Donald R. Roden, 59,373 shares; Francis G. Rodgers, 14,796 shares; William J. Elliott, 7,812 shares; Charles J. Carpenter, 17,187 shares; Brent R. Martini, 40,650 shares; and all directors and executors as a group, including the persons identified herein (20 persons), 600,498 shares.

(3) Includes 2,313 shares held by two sons living at home and 31,704 shares held in trust by Mr. Brady as trustee for his own benefit.

(4) Held in trust by Mr. Calasibetta for his own benefit.

(5) Includes 29,218 shares held by Mr. Liddle as co-trustee for the benefit of Mr. Liddle and his wife.

(6) Includes 227,204 shares held in trust for Brent R. Martini's benefit.

(7) Includes 37,406 shares beneficially owned by Robert E. Martini for which he does not have voting and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Transactions

     In April 1990, the Board approved an unfunded deferred compensation loan program available to the executive officers of the Company (the "Executive Loan Program") for the purpose of providing them with an incentive to remain with the Company. Under this program, loans are available to all executive officers of the Company, except those who are also members of the Board. Each outstanding loan matures upon the officer's termination of employment unless extended by the Board and is evidenced by a secured promissory note in the principal amount of the loan which bears no interest. An executive officer may borrow up to 125% of his or her annual salary in effect upon the date of any request. The value of collateral securing the loan must equal at least 125% of the principal loan amount. Although no interest is charged by the Company to the employee, the employee is deemed by the Internal Revenue Service to have compensation in the amount of interest calculated according to a formula prescribed by the Internal Revenue Service. The employee is also deemed to have paid interest in a like amount to the Company. The Company has the right at any time to amend, modify or terminate this program but is limited in terminating or modifying outstanding loans.

     In addition to the above loans, the Board has approved making loans to other key employees under terms similar to the Executive Loan Program. The principal amount of these loans outstanding as of November 30, 1997 to Robert E. Martini (an executive officer and director of the Company) was $1,400,000. The loans to Donald R. Roden and Neil F. Dimick (executive officers and directors of the Company) and to William J. Elliott, Charles J. Carpenter and Brent R. Martini (executive officers of the Company) were made pursuant to the Executive Loan Program and were in the amounts of $625,000, $406,250, $331,250, $281,250 and $281,250, respectively, as of November 30, 1997. In addition, Mr. Elliott received a relocation loan in the amount of $100,000 during fiscal 1997. Such amounts also represent the largest aggregate amount of each executive officer's indebtedness during the Company's last fiscal year.

     The Supplemental Agreements entered into by the Company with the Supplemental Named Executive Officers and certain other executive officers amend the promissory notes reflecting the above-mentioned executive loans such that if either (A) the applicable executive officer remains in continuous employment with the Company until the expiration date of the Employment Agreement between such executive officer and the Company, as amended by such executive officer's Supplemental Agreement, or (B) such executive officer's employment with the Company is terminated before such expiration date by the Company without Cause or by such executive officer with Good Reason or as a result of such executive officer's death or disability, then upon such expiration date or the date of such termination, as applicable, the entire unpaid principal balance of the loan will be automatically forgiven and canceled with no interest due. See Item 11, "Executive Compensation - Employment and Severance Arrangements". For
information  regarding the  forgiveness of loans made to Robert E. Martini,  see
Item 11, "Executive Compensation - Consulting Agreement".

     The Company entered into a life insurance plan for Robert E. Martini in 1985. Under this insurance plan, the Company pays the premiums on certain life insurance policies which provide him (or his assignees) with a death benefit of $1,400,000 and which may provide certain alternative benefits in the event of a lifetime surrender of the policy. The Company expects to maintain this policy in full force until Mr. Martini's seventy-fifth birthday, whether he is employed by the Company or has retired.

     Indemnification of Directors and Officers

     Under Article VII of the Company's Restated Certificate of Incorporation, every person who is or was a director, officer, employee or agent of the Company and the legal representative of such a person is entitled to receive indemnification from the Company to the fullest extent permitted by law. Under New Jersey law, directors and officers may be indemnified in certain situations, subject to the

Company's having taken certain actions and the directors and officers having met certain specified standards of conduct. In 1986, the Company entered into individual agreements (collectively, the "Indemnity Agreement") to indemnify each of its directors against liabilities and defense costs to the extent that such directors would have been insured under the Company's director and officer liability insurance policies which were in effect on December 31, 1984 (the "1984 Policy"). The Company believes that the coverage addresses liabilities arising under ERISA, securities and antitrust laws. The obligation of the Company to indemnify a director under the Indemnity Agreement is limited to $30 million maximum from the Company if the director is otherwise entitled to statutory indemnification. The Indemnity Agreement was ratified by the Company's shareowners at the December 1986 Annual Meeting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BERGEN BRUNSWIG CORPORATION



                                      By/s/Donald R. Roden
January 27, 1998                           Donald R. Roden
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                  DATE

/s/Robert E. Martini*         Chairman of the Board and         January 27, 1998
________________________      Director
   Robert E. Martin


/s/ Donald R. Roden           President and Chief               January 27, 1998
________________________      Executive Officer
    Donald R. Roden           and Director (Principal
                              Executive Officer)

/s/Neil F. Dimick*            Executive Vice President,         January 27, 1998
________________________      Chief Financial Officer
    Neil F. Dimick            and Director
                              (Principal Financial Officer and
                              Principal Accounting Officer)

/s/John Calasibetta*          Senior Vice President            January 27, 1998
__________________________    and Director
    John Calasibetta

/s/Jose E. Blanco, Sr.*       Director                         January 27, 1998
__________________________
    Jose E. Blanco

/s/Rodney H. Brady*           Director                         January 27, 1998
    Rodney H. Brady

/s/Charles C. Edwards, M.D.*  Director                         January 27, 1998
__________________________
   Charles c. Edwards

/s/Charles J. Lee*            Director                         January 27, 1998
   Charles J. Lee

/s/George R. Liddle*          Director                         January 27, 1998
__________________________
   George R. Liddle

/s/James R. Mellor*           Director                         January 27, 1998
__________________________
   James R. Mellor

/s/George E. Reinhardt, Jr.*   Director                        January 27, 1998
_____________________________
   George E. Reinhardt, Jr.

/s/Francis G. Rodgers*         Director                         January 27, 1998
_____________________________
   Francis G. Rodgers

       *By: /s/Donald R. Roden
              Donald R. Roden
               Attorney-in-fact