Form 10-Q
period 1997-12-31
BERGEN BRUNSWIG CORP
filed 1998-02-11
CIK 11454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended   December 31, 1997
                                      ----------------------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Title of each class of            Number of Shares Outstanding
             Common Stock                       January 31, 1998
      --------------------------          -----------------------------
      Class A Common Stock -
      par value $1.50 per share                  50,430,239


================================================================================

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                      INDEX
                                      -----

                                                                      Page No.
                                                                      --------

Part I.   Financial Information

          Item 1.  Financial Statements

                      Consolidated Balance Sheets, December
                        31, 1997 and September 30, 1997                   3

                      Statements of Consolidated Earnings
                        for the three months ended December
                        31, 1997 and 1996                                 4

                      Statements of Consolidated Cash Flows
                        for the three months ended
                        December 31, 1997 and 1996                        5

                      Notes to Consolidated Financial Statements          6


          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10



Part II.  Other Information

          Item 1.  Legal Proceedings                                     14

          Item 6.  Exhibits and Reports on Form 8-K                      15


Signatures                                                               16


Index to Exhibits                                                        17

                                             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              BERGEN BRUNSWIG CORPORATION
                                              ---------------------------
                                              CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                                                (dollars in thousands)
                                                      (Unaudited)
====================================================================================================================================
                                     December 31, September 30,                LIABILITIES AND            December 31, September 30,
         - - ASSETS - -                   1997        1997               - - SHAREOWNERS' EQUITY - -          1997         1997
====================================================================================================================================
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
  Cash and cash equivalents........... $   21,191  $   54,494      Accounts payable........................ $1,462,572  $1,336,070
  Short-term investments..............      2,271       2,786      Accrued liabilities.....................     70,979      82,070
  Accounts and notes receivable,                                   Customer credit balances................    159,818     176,864
    less allowance for doubtful                                    Income taxes payable....................      9,416           -
    receivables: $30,703 at                                        Deferred income taxes...................     29,030      28,281
    December 31, 1997 and $29,022                                  Current portion of
    at September 30, 1997.............    845,831     772,342        long-term obligations.................      1,021       1,021
  Inventories.........................  1,627,240   1,309,359                                               ----------  ----------
  Income taxes receivable.............          -       6,628               Total current liabilities......  1,732,836   1,624,306
  Prepaid expenses....................     13,244       9,866                                               ----------  ----------
                                       ----------  ----------    LONG-TERM OBLIGATIONS:
           Total current assets.......  2,509,777   2,155,475      7 3/8% senior notes.....................    149,439     149,411
                                       ----------  ----------      7 1/4% senior notes.....................     99,740      99,732
                                                                   Revolving bank loan payable.............    368,000     140,000
                                                                   7% convertible subordinated debentures..     20,609      20,609
                                                                   6 7/8% exchangeable
                                                                     subordinated debentures...............      8,425       8,425
PROPERTY  - at cost:                                               Deferred income taxes...................      1,217       1,791
  Land................................     12,602      12,602      Other...................................     18,482      17,988
  Building and leasehold improvements.     84,789      83,829                                               ----------  ----------
  Equipment and fixtures..............    176,717     173,875               Total long-term obligations        665,912     437,956
                                       ----------  ----------                                               ----------  ----------
           Total property.............    274,108     270,306    SHAREOWNERS' EQUITY:
  Less accumulated depreciation                                    Capital stock:
    and amortization..................    138,413     131,944        Preferred - authorized 3,000,000
                                       ----------  ----------          shares; issued: none................          -           -
           Property - net.............    135,695     138,362        Class A Common - authorized
                                       ----------  ----------          100,000,000 shares; issued:
                                                                       55,881,034 shares at December
                                                                       31, 1997 and 55,870,183 shares
                                                                       at September 30, 1997                    83,822      83,805
                                                                   Paid-in capital.........................    156,423     156,361
OTHER ASSETS:                                                      Net unrealized gain on
  Excess of cost over net assets                                     investments, net of income tax of
    of acquired companies - net.......    326,750     329,100        $51 at December 31, 1997 and $260
  Investments.........................      5,225       5,895        at September 30, 1997.................         35         409
  Noncurrent receivables..............     13,890      12,651      Retained earnings.......................    507,851     492,565
  Deferred charges and other assets...     67,263      65,640                                               ----------  ----------
                                       ----------  ----------        Total.................................    748,131     733,140
           Total other assets.........    413,128     413,286      Less Treasury shares at cost:
                                       ----------  ----------        5,454,983 shares at December 31,
                                                                     1997 and September 30, 1997...........     88,279      88,279
                                                                                                            ----------  ----------
                                                                            Total shareowners' equity......    659,852     644,861
                                                                                                            ----------  ----------
TOTAL ASSETS.......................... $3,058,600  $2,707,123    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY. $3,058,600  $2,707,123
                                       ==========  ==========                                               ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                                                              3

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                       STATEMENTS OF CONSOLIDATED EARNINGS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                     (in thousands except per share amounts)
                                   (Unaudited)

                                              ==================================
                                                  1997                  1996
                                              ==================================
Net sales and other revenues                  $ 3,169,036           $ 2,822,122
                                              -----------           -----------
Costs and expenses:
  Cost of sales                                 2,998,365             2,668,146
  Distribution, selling, general
     and administrative expenses                  125,379               116,314
                                              -----------           -----------
      Total costs and expenses                  3,123,744             2,784,460
                                              -----------           -----------
Operating earnings                                 45,292                37,662
Net interest expense                                9,128                 6,588
                                              -----------           -----------
Earnings before taxes on income                    36,164                31,074
Taxes on income                                    14,827                12,896
                                              -----------           -----------
      Net earnings                            $    21,337           $    18,178
                                              ===========           ===========


Basic and diluted earnings per share          $       .42           $       .36
                                              ===========           ===========


Cash dividends per share
   of Class A Common Stock                    $      .120           $      .096
                                              ===========           ===========

See accompanying Notes to Consolidated Financial Statements.


                                       4

                                  BERGEN BRUNSWIG CORPORATION
                                  ---------------------------
                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  FOR THE THREE MONTHS ENDED
                                  DECEMBER 31, 1997 AND 1996
                                        (in thousands)
                                         (Unaudited)

                                                                      =============================
                                                                            1997           1996
                                                                      =============================
OPERATING ACTIVITIES
--------------------
   Net earnings                                                          $  21,337       $ 18,178
   Adjustments to reconcile net earnings to net cash
     flows from operating activities:
        Provision for doubtful accounts                                      3,157          2,963
        Depreciation and amortization of property                            6,862          6,621
        Loss on dispositions of property                                        18              -
        Amortization of customer lists                                         437            437
        Amortization of excess of cost over
          net assets of acquired companies                                   2,431          2,427
        Amortization of other intangible assets                                559            558
        Amortization of original issue discount on senior notes                 36             37
        Deferred compensation                                                  858            515
        Deferred income taxes                                                  412           (484)
   Effects of changes on:
        Receivables                                                        (77,885)       (58,434)
        Inventories                                                       (317,881)       (86,059)
        Income taxes receivable                                             16,044         12,752
        Prepaid expenses and other assets                                   (6,043)        (4,946)
        Accounts payable                                                   126,502         70,909
        Accrued liabilities                                                (11,091)        (3,391)
        Customer credit balances                                           (17,046)        14,482
                                                                       -----------    -----------
             Net cash flows from operating activities                     (251,293)       (23,435)
                                                                       -----------    -----------
INVESTING ACTIVITIES
--------------------
   Property acquisitions                                                    (4,213)        (3,488)
   Sale (purchase) of other investments                                        575         (2,016)
                                                                       -----------    -----------
             Net cash flows from investing activities                       (3,638)        (5,504)
                                                                       -----------    -----------
FINANCING ACTIVITIES
--------------------
   Proceeds from revolving bank loan                                       228,000         12,000
   Repayment of other obligations                                             (399)          (177)
   Shareowners' equity transactions:
        Exercise of stock options                                               78            520
        Cash dividends on Common Stock                                      (6,051)        (4,812)
                                                                       -----------    -----------
             Net cash flows from financing activities                      221,628          7,531
                                                                       -----------    -----------
Net decrease in cash and cash equivalents                                  (33,303)       (21,408)
Cash and cash equivalents at beginning of period                            54,494         21,408
                                                                       -----------    -----------
Cash and cash equivalents at end of period                                $ 21,191            $ -
                                                                       ===========    ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES
----------------------------------
   Cash paid (received) during the period for:
        Interest                                                           $ 7,354        $ 5,298
        Income taxes - net of refunds                                       (1,670)         2,398

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

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 1998 presentations.

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

B. Service fee income related to bulk shipments of pharmaceuticals included in net sales and other revenues for the three months ended December 31, 1997 and 1996, was not material to the Company's overall gross profit for these periods. Service fee income from bulk sales was $.6 million and $.2 million for the three months ended December 31, 1997 and 1996, respectively. As a percentage of the Company's total gross profit, such income amounted to .35% and .11% of overall gross profit for the three months ended December 31, 1997 and 1996, respectively.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


      Historically, the Company has reported as revenues the service fees relating to bulk shipments of pharmaceuticals. The Company has been advised that, instead of including service fees on a net basis within revenues, it should report the gross dollar amount of such shipments as part of its revenues and should report related costs in cost of sales. The Company will adopt such presentation beginning with its audited consolidated financial statements for its fiscal year ending September 30, 1998. The Company believes that other companies in its industry will also be adopting such a presentation.

C. The Company's credit agreement (the "Credit Agreement") allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Outstanding borrowings under the Credit Agreement and discretionary lines were $368 million at December 31, 1997 and averaged $377 million during the three months then ended. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at December 31, 1997.

      The Company filed a shelf registration statement with the SEC which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of such securities for general corporate purposes, which may include, without limitation, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. Pending such application, the net proceeds may be temporarily invested in short-term securities. No offering has occurred since the effective date of the registration statement. Any offering of such securities shall be made only by means of a prospectus.

D. During the fiscal quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share (EPS)," which replaced the previously reported primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. All EPS amounts for all fiscal periods have been presented and, where necessary, restated to conform to the requirements of SFAS No. 128.

      The following table sets forth the computation of basic and diluted EPS for the three months ended December 31, 1997 and 1996:

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


      Dollars in thousands, except EPS                   1997            1996
      --------------------------------------------------------------------------
      Numerator for both basic and
         diluted EPS - net earnings                 $    21,337      $    18,178
                                                    ===========      ===========

      Denominator:
         Denominator for basic EPS - weighted
            average shares of Class A Common
            Stock outstanding                        50,425,219       50,104,335
         Effect of dilutive employees' stock
            options (dilutive potential common
            shares)                                     737,718          432,478
                                                    -----------      -----------
         Denominator for diluted EPS - adjusted
            weighted average shares and
            assumed conversions                      51,162,937       50,536,813
                                                    ===========      ===========

      Basic and diluted earnings per share          $       .42      $       .36
                                                    ===========      ===========

      Employees' stock options to purchase approximately 559,000 shares of the Company's Class A Common Stock were outstanding since November 14, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the shares of Class A Common Stock during the three months ended December 31, 1997 and, therefore, the effect would be antidilutive.

E. On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services, Inc., a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio. The Company acquired assets at fair value of approximately $6.6 million and assumed liabilities of approximately $4.6 million. This acquisition has been accounted for as a purchase for financial reporting purposes.

F. On August 23, 1997, the Company signed a definitive merger agreement with Cardinal Health, Inc. ("Cardinal"), a distributor of pharmaceuticals and provider of value-added pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement, which has been unanimously approved by the Boards of Directors of the Company and Cardinal, provides for the Company to become a wholly-owned subsidiary of Cardinal. The combined company is expected to be known as Cardinal Bergen Health, Inc. and would be headquartered in Dublin, Ohio. Under the terms of the proposed merger, shareowners of the Company would receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. Cardinal would issue approximately 42 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $646.2 million at December 31, 1997. The merger of the two

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



      companies has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. The merger is currently expected to be completed by the end of the second quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the Company's shareowners and Cardinal's shareholders, and the receipt of certain regulatory approvals. The Company and Cardinal have scheduled their special shareowners' meetings for February 20, 1998 to vote on the proposed merger.

G. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first three months of fiscal 1998 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Portions of management's discussion and analysis presented below include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
1997 and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.


RESULTS OF OPERATIONS
---------------------

For the fiscal quarter ended December 31, 1997, net sales and other revenues increased 12%, while operating earnings and pre-tax earnings increased 20% and 16%, respectively, from the fiscal quarter ended December 31, 1996.

Substantially all of the net sales and other revenues increase reflects internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

Basic and diluted earnings per share for the first quarter of fiscal 1998 both increased 17% compared to the first quarter of the prior fiscal year, on an increase of 1% in the average number of equivalent shares outstanding.

Cost of sales increased 12% from the first fiscal quarter a year ago, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues (gross profit margin) for the first quarter of fiscal 1998 decreased as a result of a decrease in gross margins due to continued price competition and a lower mix of sales from the Company's higher gross margin medical-surgical supply distribution business. The gross profit margin in the Company's pharmaceutical distribution business for the three-month period of fiscal 1998 declined 1.5% from the comparable period of the prior fiscal year, primarily due to competitive factors. The gross profit margin in the Company's medical-surgical supply distribution business for the three-month period of fiscal 1998 increased 4.2% over the same period a year ago, primarily due to improved margins in the Company's acute care business. In both the pharmaceutical and medical-surgical supply distribution industries, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. During periods of low inflation, which has occurred the last few years, wholesalers receive less benefit from manufacturers' price increases but also incur lower LIFO charges. The rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Management of the Company anticipates downward pressure on gross margins in the Company's pharmaceutical distribution and medical-surgical supply businesses during fiscal 1998 because of continued price competition influenced by large customers. The Company expects that these pressures on operating margin may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, and continued reduction of distribution, selling, general and administrative expenses ("DSG&A") as a percentage of net sales and other revenues through more efficient operations.

DSG&A increased 8% over the prior fiscal year quarter, while net sales and other revenues increased 12%. These expenses decreased as a percent of net sales and other revenues from 4.12% in the first quarter of fiscal 1997 to 3.96% in the first quarter of fiscal 1998. The decreased DSG&A as a percent of net sales and other revenues in the current fiscal year quarter reflects continued operating efficiencies, experienced in both the Company's pharmaceutical and medical-surgical businesses.

Net interest expense increased from $6.6 million for the first quarter of fiscal 1997 to $9.1 million for the first quarter of fiscal 1998, primarily due to increased borrowings under the Credit Agreement and discretionary credit lines, principally the result of a higher investment in inventory.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1997, capitalization consisted of 49% debt and 51% equity, compared to 39% and 61%, respectively, at September 30, 1997. The increased debt percentage primarily reflects increased borrowings under the Credit Agreement and discretionary credit lines offset by an increase in shareowners' equity of $15.0 million. Borrowings under the Credit Agreement and discretionary credit lines were $368.0 million and $140.0 million at December 31, 1997 and September 30, 1997, respectively. Cash and cash equivalents of $21.2 million at December 31, 1997 decreased from $54.5 million at September 30, 1997, primarily resulting from a decrease in net cash flows from operating activities principally due to increases in both accounts receivable and investment in inventory (net of increases in trade accounts payable), partially offset by the Company's profitable operations and increased borrowings under the Credit Agreement and discretionary credit lines.

The Company filed a shelf registration statement with the SEC which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate amount of $400 million. The Company intends to use the net proceeds from the sale of any such securities for general corporate purposes, which may include, without limitation, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital needs. See Note C of Notes to Consolidated Financial Statements.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's Credit Agreement provides for maximum borrowing of up to $400 million and has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at December 31, 1997. See Note C of Notes to Consolidated Financial Statements.

Cash dividends on Class A Common Stock amounted to $6.1 million for the three months ended December 31, 1997 and $4.8 million for the same period in the prior fiscal year, reflecting, primarily, a 25% increase in the quarterly dividend rate during the third quarter of fiscal 1997. In addition, on January 27, 1998, the Company declared a regular cash dividend of $.12 per share on its Class A Common Stock, payable March 2, 1998 to shareowners of record on February 3, 1998.

Capital expenditures for the three months ended December 31, 1997 were $4.2 million and relate principally to additional investment in existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and discretionary credit lines and funds available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.




OTHER MATTERS
-------------

The Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000"-compliant. In this process, the Company expects to both replace some systems and upgrade others which are not Year 2000-compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. To date, the Company has spent approximately $2.2 million on the Year 2000 project. Costs related to this project will continue through calendar 1999. These costs are difficult to estimate accurately and they will not necessarily be incremental. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns. Reference is also made to the above introductory paragraph of management's discussion and analysis in this Quarterly Report.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services, Inc. a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio. The Company acquired assets at fair value of approximately $6.6 million and assumed liabilities of approximately $4.6 million. This acquisition has been accounted for as a purchase for financial reporting purposes.

On August 23, 1997, the Company signed a definitive merger agreement with Cardinal Health, Inc. ("Cardinal"), a distributor of pharmaceuticals and provider of value-added pharmaceutical- related services, headquartered in Dublin, Ohio. The merger agreement, which has been unanimously approved by the Boards of Directors of the Company and Cardinal, provides for the Company to become a wholly-owned subsidiary of Cardinal. The combined company is expected to be known as Cardinal Bergen Health, Inc. and would be headquartered in Dublin, Ohio. Under the terms of the proposed merger, shareowners of the Company would receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. Cardinal would issue approximately 42 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $646.2 million at December 31, 1997. The merger of the two companies has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. The merger is currently expected to be completed by the end of the second quarter of fiscal 1998, subject to the satisfaction of certain conditions, including approvals by the Company's shareowners and Cardinal's shareholders, and the receipt of certain regulatory approvals. The Company and Cardinal have scheduled their special shareowners' meetings for February 20, 1998 to vote on the proposed merger.

Historically, the Company has reported as revenues the service fees relating to bulk shipments of pharmaceuticals. See Note B of Notes to Consolidated Financial Statements. The Company has been advised that, instead of including service fees on a net basis within revenues, it should report the gross dollar amount of such shipments as part of its revenues and should report related costs in cost of sales. The Company will adopt such presentation beginning with its audited consolidated financial statements for its fiscal year ending September 30, 1998. The Company believes that other companies in its industry will also be adopting such a presentation.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      Except as set forth in this paragraph, there have been no new material developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 filed with the Securities and Exchange Commission on December 24, 1997:

            (a) In the Brand Name Prescription Drug Litigation, the wholesaler defendants have filed a petition seeking review by the United States Supreme Court of the decision by the Court of Appeals for the Seventh Circuit described in such Form 10-K. Trial has been set for this litigation in September 1998. In recent weeks, the wholesaler defendants (including the Company and, in one instance, Durr Drug Company) have been added as defendants in a series of related antitrust lawsuits brought by certain chain and independent pharmacies which had previously opted out of the class action. These new actions are covered by the judgment sharing agreement described below.

            (b) In the Drug Barn proceedings, a California appellate court upheld (in January 1998) the Company's jury verdict against Milton Sloban (but did not uphold that verdict with respect to Mr. Sloban's wife). Mr. Sloban is one of the guarantors of indebtedness from Drug Barn, Inc. to the Company.

      As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, the Company entered into a sharing agreement in October 1994, with five other wholesalers and 26 pharmaceutical manufacturers in connection with the Federal class action. The agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation as well as the cases which have been filed in the various state courts. The effect of the agreement is that the Company's maximum potential loss would be $1.0 million, regardless of the outcome of the lawsuits, plus possible legal fee expenses in excess of the Company's proportionate share of the $9 million reimbursement of such fees to be paid by the manufacturer defendants.

      The Company is involved in various items of litigation. Although the amount of liability at December 31, 1997 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS
     --------

     10    Waiver Agreement and Schedule

     27    Financial Data Schedule for the three months ended December 31, 1997.

     99*   Statement  Regarding  Forward-Looking  Information  is set  forth  as
           Exhibit 99(a) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

       * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.


(b)  REPORTS ON FORM 8-K:
     --------------------


     There were no reports filed on Form 8-K during the three months ended December 31, 1997.















1

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




February 6, 1998

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                                -----------------


EXHIBIT NO.                                                             PAGE NO.
-----------                                                             --------

    10     Waiver Agreement and Schedule                                   18


    27     Financial Data Schedule for the three months ended              22
           December 31, 1997.

    99* Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.





    * Document has heretofore been filed with the Securities and Exchange Commission and is incoporated herein by reference and made a part thereof.