Form 10-Q
period 1998-03-31
BERGEN BRUNSWIG CORP
filed 1998-05-15
CIK 11454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the fiscal quarter ended     March 31, 1998
                                     ------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Title of each class of            Number of Shares Outstanding
             Common Stock                       April 30, 1998
      --------------------------          -----------------------------
         Class A Common Stock -
         par value $1.50 per share                 50,497,753

                                       1

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


                                      INDEX
                                      -----

                                                                       Page No.
                                                                       --------

Part I.   Financial Information

          Item 1.  Financial Statements

                      Consolidated Balance Sheets, March
                        31, 1998 and September 30, 1997                   3

                      Statements of Consolidated Earnings
                        for the second quarter and six months
                        ended March 31, 1998 and 1997                     4

                      Statements of Consolidated Cash Flows
                        for the six months ended
                        March 31, 1998 and 1997                           5

                      Notes to Consolidated Financial Statements          6


          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10



Part II.  Other Information

          Item 1.  Legal Proceedings                                     15

          Item 4.  Submission of Matters to a Vote of Security Holders   15

          Item 6.  Exhibits and Reports on Form 8-K                      17


Signatures                                                               18


Index to Exhibits                                                        19

                                             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              BERGEN BRUNSWIG CORPORATION
                                              ---------------------------
                                              CONSOLIDATED BALANCE SHEETS
                                        MARCH 31, 1998 AND SEPTEMBER 30, 1997
                                                (dollars in thousands)
                                                      (Unaudited)
====================================================================================================================================
                                       March 31,  September 30,                LIABILITIES AND               March 31, September 30,
         - - ASSETS - -                  1998         1997               - - SHAREOWNERS' EQUITY - -          1998         1997
====================================================================================================================================
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
  Cash and cash equivalents........... $        -  $   54,494      Accounts payable........................ $1,458,737  $1,336,070
  Short-term investments..............      2,267       2,786      Accrued liabilities.....................     89,586      82,070
  Accounts and notes receivable,                                   Customer credit balances................    148,577     176,864
    less allowance for doubtful                                    Income taxes payable....................      5,872           -
    receivables: $33,579 at                                        Deferred income taxes...................     24,598      28,281
    March 31, 1998 and $29,022                                     Current portion of
    at September 30, 1997.............    854,376     772,342        long-term obligations.................      1,021       1,021
  Inventories.........................  1,598,034   1,309,359                                               ----------  ----------
  Income taxes receivable.............          -       6,628               Total current liabilities......  1,728,391   1,624,306
  Prepaid expenses....................      8,419       9,866                                               ----------  ----------
                                       ----------  ----------    LONG-TERM OBLIGATIONS:
           Total current assets.......  2,463,096   2,155,475      7 3/8% senior notes.....................    149,466     149,411
                                       ----------  ----------      7 1/4% senior notes.....................     99,749      99,732
                                                                   Revolving bank loan payable.............    325,000     140,000
                                                                   7% convertible subordinated debentures..     20,609      20,609
                                                                   6 7/8% exchangeable
                                                                     subordinated debentures...............      8,425       8,425
PROPERTY  - at cost:                                               Deferred income taxes...................      2,433       1,791
  Land................................     12,208      12,602      Other...................................     18,971      17,988
  Building and leasehold improvements.     85,763      83,829                                               ----------  ----------
  Equipment and fixtures..............    168,372     173,875               Total long-term obligations        624,653     437,956
                                       ----------  ----------                                               ----------  ----------
           Total property.............    266,343     270,306    SHAREOWNERS' EQUITY:
  Less accumulated depreciation                                    Capital stock:
    and amortization..................    129,767     131,944        Preferred - authorized 3,000,000
                                       ----------  ----------          shares; issued: none................          -           -
           Property - net.............    136,576     138,362        Class A Common - authorized
                                       ----------  ----------          100,000,000 shares; issued:
                                                                       55,881,034 shares at March
                                                                       31, 1998 and 55,870,183 shares
                                                                       at September 30, 1997...............     83,822      83,805
                                                                   Paid-in capital.........................    156,444     156,361
OTHER ASSETS:                                                      Net unrealized gain on
  Excess of cost over net assets                                     investments, net of income tax of
    of acquired companies - net.......    338,495     329,100        $332 at March 31, 1998 and $260
  Investments.........................      5,999       5,895        at September 30, 1997.................        522         409
  Noncurrent receivables..............     13,574      12,651      Retained earnings.......................    520,608     492,565
  Deferred charges and other assets...     68,657      65,640                                               ----------  ----------
                                       ----------  ----------        Total.................................    761,396     733,140
           Total other assets.........    426,725     413,286      Less Treasury shares at cost:
                                       ----------  ----------        5,440,389 shares at March 31,
                                                                     1998 and 5,454,983 shares at
                                                                     September 30, 1997....................     88,043      88,279
                                                                                                            ----------  ----------
                                                                            Total shareowners' equity......    673,353     644,861
                                                                                                            ----------  ----------
TOTAL ASSETS.......................... $3,026,397  $2,707,123    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY. $3,026,397  $2,707,123
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
                        (in thousands except per share amounts)
                                      (Unaudited)


                                         SECOND QUARTER                  SIX MONTHS
                                   ---------------------------   ---------------------------
                                        1998           1997           1998           1997
                                   ---------------------------   ---------------------------
Net sales and other revenues        $ 3,373,583    $ 2,890,457    $ 6,542,619    $ 5,712,579
                                   ------------   ------------   ------------   ------------
Costs and expenses:
  Cost of sales                       3,182,783      2,720,793      6,181,148      5,388,939
  Distribution, selling, general
     and administrative expenses        130,751        120,244        256,130        236,558
  Merger expenses                         9,800          5,800          9,800          5,800
                                   ------------   ------------   ------------   ------------
      Total costs and expenses        3,323,334      2,846,837      6,447,078      5,631,297
                                   ------------   ------------   ------------   ------------
Operating earnings                       50,249         43,620         95,541         81,282
Net interest expense                     11,561          8,569         20,689         15,157
                                   ------------   ------------   ------------   ------------
Earnings before taxes on income          38,688         35,051         74,852         66,125
Taxes on income                          19,880         14,546         34,707         27,442
                                   ------------   ------------   ------------   ------------
      Net earnings                  $    18,808    $    20,505    $    40,145    $    38,683
                                   ============   ============   ============   ============


Earnings per share:
      Basic                         $       .37    $       .41    $       .80    $       .77
                                   ============   ============   ============   ============


      Diluted                       $       .37    $       .41    $       .78    $       .77
                                   ============   ============   ============   ============


Cash dividends per share
   on Class A Common Stock          $      .120    $      .096    $      .240    $      .192
                                   ============   ============   ============   ============



See accompanying Notes to Consolidated Financial Statements.




                                BERGEN BRUNSWIG CORPORATION
                                ---------------------------

                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  FOR THE SIX MONTHS ENDED
                                  MARCH 31, 1998 AND 1997
                                      (in thousands)
                                       (Unaudited)

                                                                 -------------------------
                                                                     1998           1997
                                                                 -------------------------
Operating Activities
--------------------
   Net earnings                                                   $  40,145      $  38,683
   Adjustments to reconcile net earnings to net cash
     flows from operating activities:
       Provision for doubtful accounts                                7,317          6,836
       Depreciation and amortization of property                     12,221         13,432
       Loss on dispositions of property                                 975              -
       Amortization of customer lists                                   874            874
       Amortization of excess of cost over
         net assets of acquired companies                             4,945          4,851
       Amortization of other intangible assets                          973            648
       Amortization of original issue discount on senior notes           72             74
       Deferred compensation                                          1,477          1,131
       Deferred income taxes                                         (3,112)        (2,223)
   Effects of changes, net of acquisitions
       Receivables                                                  (86,315)       (56,856)
       Inventories                                                 (284,830)      (137,054)
       Income taxes receivable                                       12,500          3,730
       Prepaid expenses and other assets                             (3,247)        (5,004)
       Accounts payable                                             116,256         60,286
       Accrued liabilities                                            7,307        (10,777)
       Customer credit balances                                     (28,287)         2,673
                                                                 -----------    -----------
            Net cash flows from operating activities               (200,729)       (78,696)
                                                                 -----------    -----------
Investing Activities
--------------------
   Sale (purchase) of other investments                                 600         (3,447)
   Property acquisitions                                            (11,015)       (10,979)
   Proceeds from property dispositions                                   65              -
   Acquisition of business, less cash acquired                      (16,085)             -
                                                                 -----------    -----------
            Net cash flows from investing activities                (26,435)       (14,426)
                                                                 -----------    -----------
Financing Activities
--------------------
   Proceeds from revolving bank loan                                185,000        108,000
   Repayment of other obligations                                      (563)          (799)
   Shareowners' equity transactions:
       Exercise of stock options                                        335          1,656
       Cash dividends on Common Stock                               (12,102)        (9,623)
                                                                 -----------    -----------
            Net cash flows from financing activities                172,670         99,234
                                                                 -----------    -----------
Net (decrease) increase in cash and cash equivalents                (54,494)         6,112
Cash and cash equivalents at beginning of period                     54,494         21,408
                                                                 -----------    -----------
Cash and cash equivalents at end of period                        $       -      $  27,520
                                                                 ===========    ===========

Supplemental Cash Flow Disclosures
----------------------------------
   Cash paid during the period for:
       Interest                                                   $  20,251      $  15,245
       Income taxes, net of refunds                                  25,854         28,702

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

B. Service fee income related to bulk shipments of pharmaceuticals included in net sales and other revenues for the second quarter and six months ended March 31, 1998 and 1997, respectively, was not material to the Company's overall gross profit for these periods. Service fee income from bulk sales was $1.3 million and $.4 million for the second quarter ended March 31, 1998 and 1997, respectively, and $2.0 million and $.6 million for the comparable six-month periods. As a percentage of the Company's total gross profit, such income amounted to .71% and .25% for the second quarter ended March 31, 1998 and 1997, respectively, and .54% and .19% of overall gross profit for the comparable six-month periods.

         Historically, the Company has reported as revenues the service fees relating to bulk shipments of pharmaceuticals. The Company has been advised that, instead of

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


         including service fees on a net basis within revenues, it should report the gross dollar amount of such shipments as part of its revenues and should report related costs in cost of sales. The Company will adopt such presentation beginning with its audited consolidated financial statements for its fiscal year ended September 30, 1998. The Company believes that other companies in its industry will also be adopting such a presentation.

C. The Company's credit agreement (the "Credit Agreement") allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Outstanding borrowings under the Credit Agreement and discretionary lines were $325 million at March 31, 1998 and averaged $423 million during the three months then ended. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at March 31, 1998.

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

         The following table sets forth the computation of basic and diluted EPS for the second quarter and six months ended March 31, 1998 and 1997, respectively:

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



                                                              Second Quarter                Six Months
                                                        ---------------------------  --------------------------
         Dollars in thousands, except EPS                     1998          1997          1998           1997
         ------------------------------------------------------------------------------------------------------
         Numerator for both basic and
             diluted EPS - net earnings                 $     18,808   $     20,505  $     40,145  $     38,683
                                                        ============   ============  ============  ============

         Denominator:
             Denominator for basic EPS - weighted
                  average shares of Class A Common
                  Stock outstanding                       50,433,968     50,149,038    50,429,594    50,126,686
             Effect of dilutive employees' stock
                  options (dilutive potential common
                  shares)                                    764,309        440,878       751,013       436,679
                                                        ------------   ------------  ------------  ------------
             Denominator for diluted EPS - adjusted
                  weighted average shares and
                  assumed conversions                     51,198,277     50,589,916    51,180,607    50,563,365
                                                        ============   ============  ============  ============

         Earnings per share:
             Basic                                      $        .37   $       .41   $        .80  $        .77
                                                        ============   ===========   ============  ============

             Diluted                                    $        .37   $       .41   $        .78  $        .77
                                                        ============   ===========   ============  ============



E. On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services, Inc., a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio. The Company acquired assets at fair value of approximately $6.6 million and assumed liabilities of approximately $4.6 million. This acquisition has been accounted for as a purchase for financial reporting purposes. The purchase price is subject to adjustments after completion of the acquisition audit.

F. On August 23, 1997, the Company signed a definitive merger agreement with Cardinal Health, Inc. ("Cardinal"), a distributor of pharmaceuticals and provider of value-added pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement, which has been unanimously approved by the Boards of Directors of the Company and Cardinal, calls for the Company to become a wholly-owned subsidiary of Cardinal. The combined company is expected to be known as Cardinal Bergen Health, Inc. and would be headquartered in Dublin, Ohio. The shareowners of both the Company and Cardinal approved the merger on February 20, 1998. Under the terms of the proposed merger, shareowners of the Company would receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. Cardinal would issue approximately 42 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $603 million at March 31, 1998. The merger of the two companies has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. On March 3, 1998, the Federal Trade Commission ("FTC")

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


         announced that it had authorized litigation to challenge the merger. On March 17, 1998, the Company and Cardinal announced that they would contest the FTC's attempt to block the proposed merger. A ruling on the FTC's motion for a preliminary injunction is anticipated to occur in June or July 1998. The companies have agreed not to consummate the merger pending a decision on the motion for a preliminary junction. During the second quarter of fiscal 1998, the Company recorded a pre-tax charge of $9.8 million ($9.8 million, net of tax, or $.19 per diluted share) for expenses related to the merger.

G. During the second quarter of fiscal 1997, the Company recorded a one-time, pre-tax charge of $5.8 million ($3.4 million, net of income tax benefit of $2.4 million, or $.06 per diluted share) for expenses related to the terminated merger with IVAX Corporation ("IVAX") which was terminated on March 20, 1997.

H. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first six months of fiscal 1998 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Portions of management's discussion and analysis presented below, consisting of those statements which are not historical in nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.


Results of Operations
---------------------

For the quarter ended March 31, 1998, net sales and other revenues increased 17%, while operating earnings and pre-tax earnings increased 15% and 10%, respectively, from the quarter ended March 31, 1997. For the six months ended March 31, 1998, net sales and other revenues increased 15%, while operating earnings and pre-tax earnings increased 18% and 13%, respectively, compared to the six-month period ended March 31, 1997. Operating earnings and pre-tax earnings for the second quarter and first six months of fiscal 1998 were impacted by a pre-tax charge of $9.8 million for expenses related to the pending merger with Cardinal. Operating earnings and pre-tax earnings for the second quarter and first six months of fiscal 1997 were impacted by a pre-tax charge of $5.8 million for expenses related to the terminated merger with IVAX. See Notes F and G of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Substantially all of the net sales and other revenues increase for both the quarter and six-month periods reflect internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

Had the Company not recorded the above-mentioned merger expenses of $9.8 million ($9.8 million, net of tax, or $.19 per diluted share) and $5.8 million ($3.4 million, net of tax, or $.06 per diluted share) in the second quarter of fiscal 1998 and 1997, respectively, operating earnings and pre-tax earnings would have increased 22% and 19%, respectively, from the quarter ended March 31, 1997. For the six months ended March 31, 1998, operating earnings and pre-tax earnings would have increased 21% and 18%, respectively, compared to the six-month period ended March 31, 1997. Excluding the merger expenses, diluted earnings per share for the quarter and six months ended March 31, 1998 would have increased 19% and 18%, respectively, over the comparable periods of the prior year.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Cost of sales increased 17% and 15% from the second fiscal quarter and six-month period, respectively, a year ago, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues (gross profit margin) for the second quarter and first six months of fiscal 1998 decreased as a result of a decrease in gross margins due to continued price competition and a lower mix of sales from the Company's higher gross margin medical-surgical supply distribution business, partially offset by increased opportunities for investment buying. The gross profit margin in the Company's pharmaceutical distribution business for the second quarter and six-month period of fiscal 1998 declined 2.62% and 1.83%, respectively, from the comparable periods of the prior fiscal year, primarily due to competitive factors. The gross profit margin in the Company's medical-surgical supply distribution business for the second quarter and six-month period of fiscal 1998 increased 1.01% and 2.49%, respectively, over the same period a year ago, primarily due to increased opportunities for investment buying. In both the pharmaceutical and medical-surgical supply distribution industries, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. During periods of low inflation, which has occurred the last few years, wholesalers receive less benefit from manufacturers' price increases but also incur lower LIFO charges. The rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution and medical-surgical supply businesses during fiscal 1998 because of continued price competition influenced by large customers. The Company expects that these pressures on operating margin may be offset to some extent by increased sales of more profitable products, such as generic drugs, medical-surgical supplies and acute care products, and continued reduction of distribution, selling, general and administrative expenses ("DSG&A") as a percentage of net sales and other revenues through more efficient operations.

DSG&A, including the merger expenses, increased 12% and 10% from the prior year quarter and six-month period, respectively, while net sales and other revenues increased 17% and 15% over the prior year quarter and six-month period, respectively. These expenses as a percent of net sales and other revenues were 4.17% and 4.36% in the second quarter of fiscal 1998 and 1997, respectively, and were 4.06% and 4.24% of net sales and other revenues in the current and prior year six-month periods, respectively. Had the Company not recorded the merger expenses in the second quarter of fiscal 1998 and 1997, DSG&A as a percent of net sales and other revenues would have been 3.88% and 4.16% for the current and prior year quarter, respectively, and 3.91% and 4.14% for the current and prior six-month periods, respectively. The decreased DSG&A as a percent of net sales and other revenues in the current year quarter and six-month periods reflects continued operating efficiencies experienced in both the Company's pharmaceutical and medical-surgical businesses.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net interest expense increased from $8.6 million for the second quarter of fiscal 1997 to $11.6 million for the second quarter of fiscal 1998, and from $15.2 million to $20.7 million for the comparable six-month periods, primarily due to increased borrowings under the Credit Agreement, principally the result of a higher investment in inventory.

Taxes on income were 51.4% and 41.5% of pre-tax earnings for the second quarter of fiscal 1998 and 1997, respectively, and 46.4% and 41.5% for the comparable six-month periods. The increase in the effective tax rate is primarily due to the impact of the non-deductible merger expenses recorded in the second quarter of fiscal 1998.



Liquidity and Capital Resources
-------------------------------

At March 31, 1998, capitalization consisted of 47% debt and 53% equity, compared to 39% and 61%, respectively, at September 30, 1997. The increased debt percentage primarily reflects increased borrowings under the Credit Agreement and discretionary lines offset by an increase in shareowners' equity of $28.5 million. Borrowings under the Credit Agreement were $325.0 million and $140.0 million at March 31, 1998 and September 30, 1997, respectively. Cash and cash equivalents decreased from $54.5 million at September 30, 1997 to zero at March 31, 1998, primarily resulting from a decrease in net cash flows from operating activities principally due to increases in both accounts receivable and investment in inventory (net of increases in trade accounts payable), partially offset by the Company's profitable operations and increased borrowings under the Credit Agreement.

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

The Company's Credit Agreement provides for maximum borrowing of up to $400 million and has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at March 31, 1998. See Note C of Notes to Consolidated Financial Statements.

Cash dividends on Class A Common Stock amounted to $12.1 million for the six months ended March 31, 1998 and $9.6 million for the same period in the prior fiscal year, reflecting, primarily, a 25% increase in the quarterly dividend rate during the third quarter of fiscal 1997. In addition, on April 23, 1998,

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


the Company declared a regular cash dividend of $.12 per share on Class A Common Stock, payable June 1, 1998 to shareowners of record on May 4, 1998.

Capital expenditures for the six months ended March 31, 1998 were $11.0 million and relate principally to additional investment in existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and discretionary credit lines and funds available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.


Other Matters
-------------

The Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000"-compliant. In this process, the Company expects to both replace some systems and upgrade others which are not Year 2000-compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have an adverse effect on the Company's systems. To date, the Company has spent approximately $3.2 million on the Year 2000 project. Costs related to this project will continue through calendar 1999. These costs are difficult to estimate accurately and they will not necessarily be incremental. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns. Reference is also made to the above introductory paragraph of management's discussion and analysis in this Quarterly Report.

On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services, Inc., a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio. The Company acquired assets at fair value of approximately $6.6 million and assumed liabilities of approximately $4.6 million. This acquisition has been accounted for as a purchase for financial reporting purposes. The purchase price is subject to adjustments after completion of the acquisition audit.

On August 23, 1997, the Company signed a definitive merger agreement with Cardinal Health, Inc. ("Cardinal"), a distributor of pharmaceuticals and provider of value-added pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement, which has been unanimously approved by the

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


related services, headquartered in Dublin, Ohio. The merger agreement, which has been unanimously approved by the Boards of Directors of the Company and Cardinal, calls for the Company to become a wholly-owned subsidiary of Cardinal. The combined company is expected to be known as Cardinal Bergen Health, Inc. and would be headquartered in Dublin, Ohio. The shareowners of both the Company and Cardinal approved the merger on February 20, 1998. Under the terms of the proposed merger, shareowners of the Company would receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. Cardinal would issue approximately 42 million Common Shares in the transaction and would assume the Company's long-term debt which was approximately $603 million at March 31, 1998. The merger of the two companies has been structured as a tax-free transaction and would be accounted for as a pooling of interests for financial reporting purposes. On March 3, 1998, the Federal Trade Commission ("FTC") announced that it had authorized litigation to challenge the merger. On March 17, 1998, the Company and Cardinal announced that they would contest the FTC's attempt to block the proposed merger. A ruling on the FTC's motion for a preliminary injunction is anticipated to occur in June or July 1998. The companies have agreed not to consummate the merger pending a decision on the motion for a preliminary junction.

Historically, the Company has reported as revenues the service fees relating to bulk shipments of pharmaceuticals. See Note B of Notes to Consolidated Financial Statements. The Company has been advised that, instead of including service fees on a net basis within revenues, it should report the gross dollar amount of such shipments as part of its revenues and should report related costs in cost of sales. The Company will adopt such presentation beginning with its audited consolidated financial statements for its fiscal year ended September 30, 1998. The Company believes that other companies in its industry will also be adopting such a presentation.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no new material developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 filed with the Securities and Exchange Commission on December 24, 1997, except as otherwise might be set forth below.

         As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, the Company entered into a sharing agreement in October 1994, with five other wholesalers and 26 pharmaceutical manufacturers in connection with a Federal class action and various state court suits. The agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in the cases. The agreement covers the Federal court litigation as well as the cases which have been filed in various state courts. The effect of the agreement is that the Company's maximum potential loss would be $1.0 million, regardless of the outcome of the lawsuits, plus possible legal fee expenses in excess of the Company's proportionate share of the $9 million reimbursement of such fees to be paid by the manufacturer defendants. In addition to the above-mentioned Federal class action and state court actions, the Company and other wholesaler defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who has opted out of the class action cases and by certain chain drug and grocery stores. These lawsuits are also covered by the sharing agreement described above.

         On March 9, 1998, the U.S. Federal Trade Commission (the "FTC") filed two complaints in the United States District Court for the District of Columbia seeking preliminary injunctions blocking consummation of the Company's proposed merger involving Cardinal Health, Inc. ("Cardinal") and the proposed merger of McKesson Corporation and AmeriSource Healthcare Corporation. The two lawsuits have been consolidated and will be heard together. On March 17, 1998, the Company and Cardinal announced that they would contest the FTC's challenge to the proposed merger; subsequently, McKesson and AmeriSource announced that they would also contest the FTC's challenge to their proposed merger transaction. The District Court has established a schedule for the consolidated action pursuant to which expedited discovery is presently on-going and the hearing on the FTC's preliminary injunction request is scheduled to commence on June 10, 1998. The parties have agreed not to consummate their proposed mergers pending a decision on the preliminary injunction, which is expected during June or July 1998. The Company believes that the FTC's suit is without merit; the Company is

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


vigorously contesting the FTC's request for a preliminary injunction, although there can be no assurance that the Company will succeed in its efforts, that a decision will be rendered before the end of July 1998 or that the proposed merger transaction with Cardinal will be consummated.

         The Company is also involved in various additional items of litigation. Although the amount of liability at March 31, 1998 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A Special Meeting of the Company's shareowners was held on February 20, 1998 in Orange, California and the following matters were voted upon:

         (a) Approval and adoption of the Agreement and Plan of Merger ("the Merger"), dated as of August 23, 1997, by and among the Company, Cardinal Health, Inc. and Bruin Merger Corp. The results of the vote of the Company's shareowners were as follows:

                                                        Broker
               For          Against      Abstain       Non-Votes
           -----------    ----------     -------       ---------
            35,615,659      864,406      85,232        129,287

         (b) Adjournment of the Special Meeting, if necessary, to permit further solicitation of proxies in the event there were not sufficient votes at the time of the Special Meeting to approve the merger referred in item
         (a) above. The results of the vote of the Company's shareowners were as follows:

                                                        Broker
               For          Against      Abstain       Non-Votes
           -----------    ----------     -------       ---------
           24,664,460     11,747,903     282,221         None

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS
         --------

         2(a)** Agreement and Plan of Merger, dated August 23, 1997, by and among Cardinal Health, Inc., Bruin Merger Corp. and Bergen Brunswig Corporation is set forth as Exhibit 99.1 in the Company's Current Report on Form 8-K dated August 23, 1997.

         2(b)* First Amendment to Agreement and Plan of Merger, dated as of August 23, 1997, by and among Cardinal Health, Inc., Bruin Merger Corp. and Bergen Brunswig Corporation, dated as of March 16, 1998.

        27(a)       Financial  Data  Schedule for the six months ended
                    March 31, 1998.

        27(b) Restated Financial Data Schedule for the fiscal years ended September 30, 1995, 1996 and 1997 and for the period ended December 31, 1996.

        27(c) Restated Financial Data Schedule for the periods ended March 31, 1997, June 30, 1997 and December 31, 1997.

         99** Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


           * Incorporated herein by reference to the exhibits filed as part of the Company's Current Report on Form 8-K relating to the execution of an amendment to the definitive merger agreement with Cardinal Health, Inc., filed with the Securities and Exchange Commission on March 18, 1998.

           ** Document has heretofore been filed with the Securities and Exchange Commission and is incoporated herein by reference and made a part thereof.


(b)      REPORTS ON FORM 8-K:
         --------------------


         On March 18, 1998, a Current Report on Form 8-K, dated March 17, 1998, was filed, reporting under Items 5 and 7, the execution of the First Amendment to Agreement and Plan of Merger, dated as of August 23, 1997, by and among Cardinal Health, Inc., Bruin Merger Corp. and Bergen Brunswig Corporation, dated as of March 16, 1998.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               BERGEN BRUNSWIG CORPORATION




                               By /s/ Donald R. Roden
                                  ------------------------------------------
                                      Donald R. Roden
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




                               By /s/ Neil F. Dimick
                                  ------------------------------------------
                                      Neil F. Dimick
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (Principal Financial Officer)





May 11, 1998

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------


   2(a)** Agreement and Plan of Merger, dated August 23, 1997, by and among Cardinal Health, Inc., Bruin Merger Corp. and Bergen Brunswig Corporation is set forth as Exhibit 99.1 in the Company's Current Report on Form 8-K dated August 23, 1997.

   2(b)* First Amendment to Agreement and Plan of Merger, dated as of August 23, 1997, by and among Cardinal Health, Inc., Bruin Merger Corp. and Bergen Brunswig Corporation, dated as of March 16, 1998.

  27(a)    Financial  Data  Schedule  for the six months ended March      20
           31, 1998.

  27(b)    Restated  Financial  Data  Schedule  for the fiscal years      21
           ended September 30, 1995, 1996 and 1997 and for the period ended December 31, 1996.

  27(c)    Restated  Financial  Data  Schedule for the periods ended      22
           March 31, 1997, June 30, 1997 and December 31, 1997.


  99** Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.





    * Incorporated herein by reference to the exhibits filed as part of the Company's Current Report on Form 8-K relating to the execution of an amendment to the definitive merger agreement with Cardinal Health, Inc., filed with the Securities and Exchange Commission on March 18, 1998.

    ** Document has heretofore been filed with the Securities and Exchange Commission and is incoporated herein by reference and made a part thereof.