Form 10-Q
period 1998-06-30
BERGEN BRUNSWIG CORP
filed 1998-08-14
CIK 11454

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

         For the fiscal quarter ended     June 30, 1998
                                     -----------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of each class of            Number of Shares Outstanding
             Common Stock                         July 31, 1998
        ----------------------            ----------------------------
        Class A Common Stock -
        par value $1.50 per share                 50,545,999

================================================================================

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                      INDEX
                                      -----
                                                                       Page No.
                                                                       --------



Part I.   Financial Information

          Item 1.   Financial Statements

                       Consolidated Balance Sheets, June
                          30, 1998 and September 30, 1997                 3

                       Statements of Consolidated Earnings
                          for the third quarter and nine months
                          ended June 30, 1998 and 1997                    4

                       Statements of Consolidated Cash Flows
                          for the nine months ended
                          June 30, 1998 and 1997                          5

                       Notes to Consolidated Financial Statements         6


          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               10



Part II.  Other Information

          Item 1.   Legal Proceedings                                    15

          Item 6.   Exhibits and Reports on Form 8-K                     16

Signatures                                                               17


Index to Exhibits                                                        18


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                  BERGEN BRUNSWIG CORPORATION
                                                  ---------------------------
                                                  CONSOLIDATED BALANCE SHEETS
                                             JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                                     (DOLLARS IN THOUSANDS)
                                                          (UNAUDITED)
====================================================================================================================================
                                        June 30,  September 30,              LIABILITIES AND                 June 30,  September 30,
          - - ASSETS - -                  1998        1997             - - SHAREOWNERS' EQUITY - -             1998        1997
====================================================================================================================================
CURRENT ASSETS:                                                  CURRENT LIABILITIES:
  Cash and cash equivalents........... $   50,654  $   54,494      Accounts payable........................ $1,604,827  $1,336,070
  Short-term investments..............      2,259       2,786      Accrued liabilities.....................     70,237      82,070
  Accounts and notes receivable,                                   Customer credit balances................    166,510     176,864
    less allowance for doubtful                                    Income taxes payable....................     12,598           -
    receivables: $34,671 at June                                   Deferred income taxes...................     24,907      28,281
    30, 1998 and $29,022 at                                        Current portion of
    September 30, 1997................    884,724     772,342        long-term obligations.................      1,021       1,021
  Inventories.........................  1,578,429   1,309,359                                               ----------  ----------
  Income taxes receivable.............          -       6,628               Total current liabilities......  1,880,100   1,624,306
  Prepaid expenses....................      8,966       9,866                                               ----------  ----------
                                       ----------  ----------    LONG-TERM OBLIGATIONS:
           Total current assets.......  2,525,032   2,155,475      7 3/8% senior notes.....................    149,494     149,411
                                       ----------  ----------      7 1/4% senior notes.....................     99,758      99,732
                                                                   Revolving bank loan payable.............    220,000     140,000
                                                                   7% convertible subordinated debentures..     20,609      20,609
                                                                   6 7/8% exchangeable
                                                                     subordinated debentures...............      8,425       8,425
                                                                   Deferred income taxes...................      1,475       1,791
PROPERTY  - at cost:                                               Other...................................     19,484      17,988
  Land................................     12,209      12,602                                               ----------  ----------
  Building and leasehold improvements.     87,019      83,829               Total long-term obligations        519,245     437,956
  Equipment and fixtures..............    174,052     173,875                                               ----------  ----------
                                       ----------  ----------    SHAREOWNERS' EQUITY:
           Total property.............    273,280     270,306      Capital stock:
  Less accumulated depreciation                                      Preferred - authorized 3,000,000
    and amortization..................    135,177     131,944          shares; issued: none................          -           -
                                       ----------  ----------        Class A Common - authorized
           Property - net.............    138,103     138,362          100,000,000 shares; issued:
                                       ----------  ----------          55,881,034 shares at June 30,
                                                                       1998 and 55,870,183 shares at
                                                                       September 30, 1997..................     83,822      83,805
                                                                   Paid-in capital.........................    156,457     156,361
                                                                   Net unrealized gain on investments, net
                                                                     of income tax of $46 at June 30, 1998
OTHER ASSETS:                                                        and $260 at September 30, 1997........         75         409
  Excess of cost over net assets                                   Retained earnings.......................    541,732     492,565
    of acquired companies - net.......    343,195     329,100                                               ----------  ----------
  Investments.........................      5,301       5,895        Total.................................    782,086     733,140
  Noncurrent receivables..............     13,157      12,651      Less Treasury shares at cost:
  Deferred charges and other assets...     70,240      65,640        5,339,099 shares at June 30,
                                       ----------  ----------        1998 and 5,454,983 shares at
           Total other assets.........    431,893     413,286        September 30, 1997....................     86,403      88,279
                                       ----------  ----------                                               ----------  ----------
                                                                            Total shareowners' equity......    695,683     644,861
                                                                                                            ----------  ----------
TOTAL ASSETS.......................... $3,095,028  $2,707,123    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY. $3,095,028  $2,707,123
                                       ==========  ==========                                               ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                                                                3

                                         BERGEN BRUNSWIG CORPORATION
                                         ---------------------------

                                     STATEMENTS OF CONSOLIDATED EARNINGS
                                 FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                                            JUNE 30, 1998 AND 1997
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                 (UNAUDITED)

                                               THIRD QUARTER                           NINE MONTHS
                                     ----------------------------------    ----------------------------------
                                           1998               1997                1998               1997
                                     ----------------------------------    ----------------------------------
Net sales and other revenues         $    3,514,577     $    2,927,874     $    10,057,196     $   8,640,453
                                     ---------------    ---------------    ----------------    --------------
Costs and expenses:
  Cost of sales                           3,325,594          2,768,893           9,506,742         8,157,832
  Distribution, selling, general
     and administrative expenses            133,264            113,726             389,394           350,284
  Merger expenses                                 -                  -               9,800             5,800
                                     ---------------    ---------------    ----------------    --------------
      Total costs and expenses            3,458,858          2,882,619           9,905,936         8,513,916
                                     ---------------    ---------------    ----------------    --------------
Operating earnings                           55,719             45,255             151,260           126,537
Net interest expense                          9,650              8,148              30,339            23,305
                                     ---------------    ---------------    ----------------    --------------
Earnings before taxes on income              46,069             37,107             120,921           103,232
Taxes on income                              18,889             14,883              53,596            42,325
                                     ---------------    ---------------    ----------------    --------------
      Net earnings                   $       27,180     $       22,224     $        67,325     $      60,907
                                     ===============    ===============    ================    ==============

Earnings per share:
      Basic                          $          .54     $          .44     $          1.33     $        1.21
                                     ===============    ===============    ================    ==============


      Diluted                        $          .53     $          .44     $          1.31     $        1.20
                                     ===============    ===============    ================    ==============

Cash dividends per share
   on Class A Common Stock           $         .120     $         .120     $          .360     $        .312
                                     ===============    ===============    ================    ==============

See accompanying Notes to Consolidated Financial Statements.




                                   BERGEN BRUNSWIG CORPORATION
                                   ---------------------------

                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    FOR THE NINE MONTHS ENDED
                                     JUNE 30, 1998 AND 1997
                                         (IN THOUSANDS)
                                           (UNAUDITED)

                                                                   -------------------------------
                                                                      1998                   1997
                                                                   -------------------------------
OPERATING ACTIVITIES
   Net earnings                                                       $ 67,325           $ 60,907
   Adjustments to reconcile net earnings to net cash
     flows from operating activities:
       Provision for doubtful accounts                                   9,299              8,149
       Depreciation and amortization of property                        17,339             19,818
       Loss on dispositions of property                                    998                  -
       Amortization of customer lists                                    1,312              1,312
       Amortization of excess of cost over
         net assets of acquired companies                                7,520              7,277
       Amortization of other intangible assets                           1,338              1,676
       Amortization of original issue discount on senior notes             109                110
       Deferred compensation                                             2,128              1,726
       Deferred income taxes                                            (3,475)            (1,952)
   Effects of changes, net of acquisitions:
       Receivables                                                    (117,275)           (45,704)
       Inventories                                                    (264,732)           (79,981)
       Income taxes receivable                                          19,226             10,690
       Prepaid expenses and other assets                                (6,109)            (2,759)
       Accounts payable                                                260,943             79,080
       Accrued liabilities                                             (12,201)           (20,328)
       Customer credit balances                                        (10,354)             6,450
                                                                   ------------       ------------
            Net cash flows from operating activities                   (26,609)            46,471
                                                                   ------------       ------------
INVESTING ACTIVITIES
   Sale (purchase) of other investments                                    573             (3,462)
   Property acquisitions                                               (17,604)           (17,743)
   Proceeds from property dispositions                                      71                  -
   Acquisition of businesses, less cash acquired                       (23,065)                 -
                                                                   ------------       ------------
            Net cash flows from investing activities                   (40,025)           (21,205)
                                                                   ------------       ------------
FINANCING ACTIVITIES
   Net revolving bank loan activity                                     80,000            (13,000)
   Repayment of other obligations                                       (1,036)            (3,047)
   Shareowners' equity transactions:
       Exercise of stock options                                         1,988              3,669
       Cash dividends on Common Stock                                  (18,158)           (15,649)
                                                                   ------------       ------------
            Net cash flows from financing activities                    62,794            (28,027)
                                                                   ------------       ------------
Net decrease in cash and cash equivalents                               (3,840)            (2,761)
Cash and cash equivalents at beginning of period                        54,494             21,408
                                                                   ------------       ------------
Cash and cash equivalents at end of period                            $ 50,654           $ 18,647
                                                                   ============       ============


SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid during the period for:
       Interest                                                       $ 28,578           $ 22,137
       Income taxes, net of refunds                                     38,651             36,341

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

B. Gross profit related to bulk shipments of pharmaceuticals included in net sales and other revenues for the third quarter and nine months ended June 30, 1998 and 1997, respectively, was not material to the Company's overall gross profit for these periods. Gross profit from bulk sales was $1.4 million and $.4 million for the third quarter ended June 30, 1998 and 1997, respectively, and $3.3 million and $1.0 million for the comparable nine-month periods. As a percentage of the Company's total gross profit, such gross profit amounted to .74% and .25% for the third quarter ended June 30, 1998 and 1997, respectively, and .61% and .21% of overall gross profit for the comparable nine-month periods.

         Historically, the Company has reported as revenues the gross profit relating to bulk shipments of pharmaceuticals. The Company has been advised that, instead of

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


         including gross profit on a net basis within revenues, it should report the gross dollar amount of such shipments as part of its revenues and should report related costs in cost of sales. The Company will adopt such presentation beginning with its audited consolidated financial statements for its fiscal year ending September 30, 1998. The Company believes that other companies in its industry will also be adopting such a presentation.

C. The Company's credit agreement (the "Credit Agreement") allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Outstanding borrowings under the Credit Agreement and discretionary lines were $220 million at June 30, 1998 and averaged $298 million during the three months then ended. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at June 30, 1998.

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

         The following table sets forth the computation of basic and diluted EPS for the third quarter and nine months ended June 30, 1998 and 1997, respectively:

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



                                                    Third Quarter               Nine Months
                                                    -------------               -----------
Dollars in thousands, except EPS                  1998          1997          1998          1997
----------------------------------------------------------------------------------------------------
Numerator for both basic and
   diluted EPS - net earnings                $    27,180   $    22,224   $    67,325   $    60,907
                                            ============   ============  ============  ============


Denominator:
   Denominator for basic EPS - weighted
      average shares of Class A Common
      Stock outstanding                       50,519,009    50,291,574    50,459,399    50,139,982
   Effect of dilutive employees' stock
      options (dilutive potential common
      shares)                                    754,611       510,106       752,212       461,154
                                            ------------   ------------  ------------  ------------
   Denominator for diluted EPS - adjusted
      weighted average shares and
      assumed conversions                     51,273,620     50,801,680    51,211,611    50,601,136
                                            ============   ============  ============  ============

Earnings per share:
   Basic                                    $        .54   $        .44  $       1.33  $       1.21
                                            ============   ============  ============  ============

   Diluted                                  $        .53   $       .44   $       1.31  $       1.20
                                            ============   ============  ============  ============




E. On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services, Inc., a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio. The Company acquired assets at fair value of approximately $11.5 million and assumed liabilities of approximately $6.7 million. This acquisition has been accounted for as a purchase for financial reporting purposes.

F.       On May 12,  1998,  the Company  completed  the  acquisition  of Pacific
         Criticare, Inc., a privately-held distributor of medical-surgical products located in Waipahu, Hawaii. The Company acquired assets at fair value of approximately $2.1 million and assumed liabilities of approximately $1.7 million. The acquisition has been accounted for as a purchase for financial reporting purposes. The purchase price is subject to adjustments after completion of the acquisition audit.

G. On August 23, 1997, the Company signed a definitive merger agreement with Cardinal Health, Inc. ("Cardinal"), a distributor of pharmaceuticals and provider of value-added pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement called for the Company to become a wholly-owned subsidiary of Cardinal and for shareowners of the Company to receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. On July 31, 1998, the United States District Court for the District of Columbia granted the request of the Federal Trade Commission for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Cardinal jointly terminated the merger agreement.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)




         During the second quarter of fiscal 1998, the Company recorded a pre-tax charge of $9.8 million ($9.8 million, net of tax, or $.19 per diluted share) for expenses related to the Cardinal merger. During the fourth quarter ending September 30, 1998, the Company will record an additional charge, net of income tax benefit, for additional expenses associated with the terminated merger, and record a $7.0 million pre-tax reimbursement due from Cardinal upon termination of the Cardinal merger agreement. Additionally, in the fourth quarter of fiscal 1998, the Company will record an income tax benefit related to the aforementioned merger expenses recorded in the second quarter of fiscal 1998 due to the change in deductibility of the expenses as a result of the termination of the merger.

H. During the second quarter of fiscal 1997, the Company recorded a one-time, pre-tax charge of $5.8 million ($3.4 million, net of income tax benefit of $2.4 million, or $.06 per diluted share) for expenses related to the terminated merger with IVAX Corporation ("IVAX") which was terminated on March 20, 1997.

I. In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first nine months of fiscal 1998 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

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


Results of Operations
---------------------

For the quarter ended June 30, 1998, net sales and other revenues increased 20%, while operating earnings and pre-tax earnings increased 23% and 24%, respectively, from the quarter ended June 30, 1997. For the nine months ended June 30, 1998, net sales and other revenues increased 16%, while operating earnings and pre-tax earnings increased 20% and 17%, respectively, compared to the nine-month period ended June 30, 1997. Operating earnings and pre-tax earnings for the first nine months of fiscal 1998 were impacted by a pre-tax charge of $9.8 million for expenses related to the then pending merger with Cardinal which was terminated on August 7, 1998. Operating earnings and pre-tax earnings for the first nine months of fiscal 1997 were impacted by a pre-tax charge of $5.8 million for expenses related to the terminated merger with IVAX. See Notes G and H of Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Substantially all of the net sales and other revenues increase for both the quarter and nine-month periods reflect internal growth within both the Company's existing pharmaceutical and medical-surgical supply distribution businesses.

Had the Company not recorded the above-mentioned merger expenses of $9.8 million ($9.8 million, net of tax, or $.19 per diluted share) and $5.8 million ($3.4 million, net of tax, or $.06 per diluted share) in the second quarter of fiscal 1998 and 1997, respectively, operating earnings and pre-tax earnings for the nine months ended June 30, 1998 would have increased 22% and 20%, respectively, compared to the nine-month period ended June 30, 1997. Excluding these merger expenses, diluted earnings per share for the nine months ended June 30, 1998 would have increased 19% over the comparable period of the prior year.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Cost of sales increased 20% and 17% from the third fiscal quarter and nine-month period, respectively, a year ago, due mainly to the Company's increased sales levels. The overall gross profit as a percent of net sales and other revenues (gross profit margin) for the third quarter and first nine months of fiscal 1998 decreased as a result of a decrease in gross margins due to continued price competition and a lower mix of sales from the Company's higher gross margin medical-surgical supply distribution business, partially offset by increased opportunities for investment buying. The gross profit margin in the Company's pharmaceutical distribution business for the third quarter of fiscal 1998 increased 1.50% over the comparable period of the prior year, primarily due to greater opportunities for investment buying, partially offset by competitive factors. The gross profit margin in that business for the nine-month period of fiscal 1998 declined 2.07% from the prior year comparable period primarily due to competitive factors. The gross profit margin in the Company's medical-surgical supply distribution business for the third quarter decreased 3.56% compared to the prior year , primarily due to a higher mix of lower gross margin acute care business and was "flat" for the nine-month period of fiscal 1998 compared to the same period a year ago. In both the pharmaceutical and medical-surgical supply distribution industries, it has been customary to pass on to customers price increases from manufacturers. Investment buying enables distributors such as the Company to benefit from anticipated price increases. During periods of low inflation, which has occurred the last few years, wholesalers receive less benefit from manufacturers' price increases but also incur lower LIFO charges. The rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

Management of the Company anticipates further downward pressure on gross margins in the Company's pharmaceutical distribution and medical-surgical supply businesses during the balance of fiscal 1998 because of continued price competition influenced by large customers. The Company expects that these pressures on operating margin may be offset to some extent by increased sales of more profitable products, such as generic drugs and medical-surgical supplies, increased opportunities for investment buying, and continued reduction of distribution, selling, general and administrative expenses ("DSG&A") as a percentage of net sales and other revenues through more efficient operations.

DSG&A, including the merger expenses, increased 17% and 12% from the prior year quarter and nine-month period, respectively, while net sales and other revenues increased 20% and 16% over the prior year quarter and nine-month period, respectively. These expenses as a percent of net sales and other revenues were 3.79% and 3.88% in the third quarter of fiscal 1998 and 1997, respectively, and were 3.97% and 4.13% of net sales and other revenues in the current and prior year nine-month periods, respectively. Had the Company not recorded the merger expenses in the second quarters of fiscal 1998 and 1997, DSG&A as a percent of net sales and other revenues would have been 3.87% and 4.06% for the current and prior nine-month periods, respectively. The decreased DSG&A as a percent of net

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


sales and other revenues in the current year quarter and nine-month periods reflects continued operating efficiencies experienced in both the Company's pharmaceutical and medical-surgical businesses.

Net interest expense increased from $8.1 million for the third quarter of fiscal 1997 to $9.6 million for the third quarter of fiscal 1998, and from $23.3 million to $30.3 million for the comparable nine-month periods, primarily due to increased borrowings under the Credit Agreement, principally the result of a higher investment in inventory.

Taxes on income were 41.0% and 40.1% of pre-tax earnings for the third quarter of fiscal 1998 and 1997, respectively, and 44.3% and 41.0% for the comparable nine-month periods. The increase in the effective tax rate for the first nine months of fiscal 1998 is primarily due to the impact of the non-deductible merger expenses recorded in the second quarter of fiscal 1998. During the fourth quarter of fiscal 1998, the Company will record an income tax benefit related to the merger expenses recorded in the second quarter of fiscal 1998 due to the change in the deductibility of the expenses as a result of the termination of the Cardinal merger.


Liquidity and Capital Resources
-------------------------------

At June 30, 1998, capitalization consisted of 42% debt and 58% equity, compared to 39% and 61%, respectively, at September 30, 1997. The increased debt percentage primarily reflects increased borrowings under the Credit Agreement and discretionary lines offset by an increase in shareowners' equity of $50.8 million. Borrowings under the Credit Agreement were $220.0 million and $140.0 million at June 30, 1998 and September 30, 1997, respectively. Cash and cash equivalents decreased from $54.5 million at September 30, 1997 to $50.7 million at June 30, 1998, primarily resulting from increases in both accounts receivable and investment in inventory (net of increases in trade accounts payable), property acquisitions and payments for acquired businesses, partially offset by the Company's profitable operations and increased borrowings under the Credit Agreement.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's Credit Agreement provides for maximum borrowing of up to $400 million and has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at June 30, 1998. See Note C of Notes to Consolidated Financial Statements.

Cash dividends on Class A Common Stock amounted to $18.2 million for the nine months ended June 30, 1998 and $15.6 million for the same period in the prior fiscal year, reflecting, primarily, a 25% increase in the quarterly dividend rate during the third quarter of fiscal 1997. In addition, on July 24, 1998, the Company declared a regular cash dividend of $.12 per share on Class A Common Stock, payable September 1, 1998 to shareowners of record on August 3, 1998.

Capital expenditures for the nine months ended June 30, 1998 were $17.6 million and relate principally to additional investment in existing locations, the acquisition of automated warehouse equipment and additional investments in data processing equipment.

The Company believes that internally generated funds, funds available under the existing Credit Agreement and discretionary credit lines and funds available under the existing shelf registration will be sufficient to meet anticipated cash and capital needs.


Other Matters
-------------

The Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations. As the millennium approaches, the Company is assessing all of its computer systems to ensure that they are "Year 2000"-compliant. In this process, the Company expects to both replace some systems and upgrade others which are not Year 2000-compliant, in order to meet its internal needs and those of its customers. The Company expects its Year 2000 project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company may rely also will be timely converted or that such failure to convert by another company would not have a material adverse effect on the Company's systems. The Company estimates that the costs of its Year 2000 project will be approximately $11 million and will continue through calendar 1999. These costs are difficult to estimate accurately and they will not necessarily be incremental. To date, the Company has spent approximately $4.6 million on the project. The Company's stated expectations regarding its Year 2000 project constitute forward-looking statements. Actual results could differ materially from the Company's expectations due to unanticipated technological difficulties, project vendor delays and project vendor cost overruns. Reference is also made to the above introductory paragraph of management's discussion and analysis in this Quarterly Report.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services, Inc., a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio. The Company acquired assets at fair value of approximately $11.5 million and assumed liabilities of approximately $6.7 million. This acquisition has been accounted for as a purchase for financial reporting purposes.

On May 12, 1998, the Company completed the acquisition of Pacific Criticare, Inc., a privately-held distributor of medical-surgical products located in Waipahu, Hawaii. The Company acquired assets at fair value of approximately $2.1 million and assumed liabilities of approximately $1.7 million. The acquisition has been accounted for as a purchase for financial reporting purposes. The purchase price is subject to adjustments after completion of the acquisition audit.

On August 23, 1997, the Company signed a definitive merger agreement with Cardinal Health, Inc. ("Cardinal"), a distributor of pharmaceuticals and provider of value-added pharmaceutical- related services, headquartered in Dublin, Ohio. The merger agreement called for the Company to become a wholly-owned subsidiary of Cardinal and for shareowners of the Company to receive 0.775 of a Cardinal Common Share in exchange for each outstanding share of the Company's Class A Common Stock. On July 31, 1998, the United States District Court for the District of Columbia granted the Federal Trade Commission's request for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Cardinal jointly terminated the merger agreement.

During the fourth quarter ending September 30, 1998, the Company will record an additional charge, net of income tax benefit, for additional expenses associated with the terminated merger, and record a $7.0 million pre-tax reimbursement due from Cardinal upon termination of the Cardinal merger agreement. Additionally, in the fourth quarter of fiscal 1998, the Company will record an income tax benefit related to the aforementioned merger expenses recorded in the second quarter of fiscal 1998 due to the change in deductibility of the expenses as a result of the termination of the Cardinal merger.

Historically, the Company has reported as revenues gross profit relating to bulk shipments of pharmaceuticals. See Note B of Notes to Consolidated Financial Statements. The Company has been advised that, instead of including gross profit on a net basis within revenues, it should report the gross dollar amount of such shipments as part of its revenues and should report related costs in cost of sales. The Company will adopt such presentation beginning with its audited consolidated financial statements for its fiscal year ending September 30, 1998. The Company believes that other companies in its industry will also be adopting such a presentation.

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

         As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, the Company entered into a sharing agreement in October 1994, with five other wholesalers and 26 pharmaceutical manufacturers in connection with a Federal class action and various state court suits. The agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation as well as cases which have been filed in various state courts. The effect of the agreement is that the Company's maximum potential loss would be $1.0 million, regardless of the outcome of the lawsuits, plus possible legal fee expenses in excess of the Company's proportionate share of the $9 million reimbursement of such fees to be paid by the manufacturer defendants. In addition to the above-mentioned Federal class action and state court actions, the Company and other wholesaler defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. These lawsuits are also covered by the sharing agreement described above.

         On March 9, 1998, the U.S. Federal Trade Commission (the "FTC") filed two complaints in the United States District Court for the District of Columbia seeking preliminary injunctions blocking consummation of the Company's proposed merger involving Cardinal Health, Inc. ("Cardinal") and the proposed merger of McKesson Corporation and AmeriSource Healthcare Corporation. On July 31, 1998, the United States District Court for the District of Columbia granted the FTC's request for a preliminary injunction to halt both of these mergers.

         The Company is also involved in various additional items of litigation. Although the amount of liability at June 30, 1998 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS


        27      Financial Data Schedule for the nine months ended June 30, 1998.

        99* Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


           * Document has heretofore been filed with the Securities and Exchange Commission and is incoporated herein by reference and made a part thereof.


(b)      REPORTS ON FORM 8-K:

         On August 12, 1998, a Current Report on Form 8-K, dated August 7, 1998, was filed, reporting under Item 5, that the Company and Cardinal had jointly terminated the Agreement and Plan of Merger, dated as of August 23, 1997, as amended as of March 16, 1998 by and among Cardinal, Bruin Merger Corp. and the Company.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BERGEN BRUNSWIG CORPORATION




                           By /s/     Donald R. Roden
                             --------------------------------------------------
                                      Donald R. Roden
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)




                           By /s/     Neil F. Dimick
                             --------------------------------------------------
                                      Neil F. Dimick
                                      Executive Vice President,
                                      Chief Financial Officer
                                      (Principal Financial Officer)





August  12, 1998

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------



    27     Financial Data Schedule for the nine months ended June
           30, 1998.                                                     19

    99* Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) in the Company's Annual
           Report on Form 10-K for the fiscal year ended September
           30, 1997.





    * Document has heretofore been filed with the Securities and Exchange Commission and is incoporated herein by reference and made a part thereof.