Form 10-K
period 1998-09-30
BERGEN BRUNSWIG CORP
filed 1998-12-29
CIK 11454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K



[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  September 30, 1998
                          -------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                             22-1444512
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

4000 Metropolitan Drive, Orange, California                       92868-3598
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (714) 385-4000
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
    Title of each class                           which registered
----------------------------------           -------------------------------
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

                             (Cover page continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No__

At November 30, 1998, 103,269,500 shares of Class A Common Stock were outstanding. The aggregate market value of the Class A Common Stock held by nonaffiliates of the registrant on November 30, 1998 was $3,053,887,205.



                       Documents Incorporated by Reference
                       -----------------------------------


List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Within 120 days after September 30, 1998, the Company will either file a definitive proxy statement for its 1999 annual meeting of shareowners which will be incorporated by reference in Part III of this Annual Report on Form 10-K or will file an amendment to this Annual Report to provide the information called for by such Part III.

                                TABLE OF CONTENTS

                                     PART I
                                     ------

ITEM                                                                    PAGE
----                                                                    ----

       Forward-looking Statements                                      I - 1

1.     Business                                                        I - 1

2.     Properties                                                      I - 6

3.     Legal Proceedings                                               I - 7

4.     Submission of Matters to a Vote of Security Holders            I - 11

4A.    Executive Officers of the Registrant                           I - 11


                                     PART II

5.     Market for the Registrant's Common Equity and                  II - 1
              Related Stockholder Matters

6.     Selected Financial Data                                        II - 2

7.     Management's Discussion and Analysis of Financial              II - 3
              Condition and Results of Operations

7a.    Quantitative and Qualitative Disclosures About Market Risk    II - 14

8.     Financial Statements and Supplementary Data                   II - 15

9.     Changes in and Disagreements with Accountants                 II - 40
              on Accounting and Financial Disclosure


                                    PART III

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


                                     PART I

ITEM 1.  BUSINESS

         A.   General Development of Business
              -------------------------------

              Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") are a diversified drug and health care distribution organization. The Company is the nation's largest supplier of pharmaceuticals to the managed care market and the second largest wholesaler to the retail pharmacy market. The Company is one of the leading supply channel management companies to provide both pharmaceuticals and medical-surgical supplies on a national basis.

              On November 25, 1998, the Company signed an agreement to acquire 100% of the capital stock of J.M. Blanco, Inc. ("J.M. Blanco"), Puerto Rico's largest pharmaceutical distributor. Under the terms of the agreement, the Company will pay approximately $24 million in cash and assume approximately $27 million in debt.

              On November 19, 1998, the Company signed an agreement to acquire substantially all of the business, assets and property, subject to certain liabilities, of Medical Initiatives, Inc. ("MII"), a pre-filler of pharmaceuticals for oncology centers. Under the terms of the agreement, the Company would issue approximately 227,000 shares of the Company's Class A Common Stock ("Common Stock").

              On November 8, 1998, the Company signed a definitive purchase agreement to acquire Stadtlander Drug Co., Inc. ("Stadtlander"), a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market. Under the terms of the agreement, the Company will pay approximately $178 million in cash, issue approximately 6,000,000 shares of its Common Stock and assume approximately $100 million in debt.

              The J.M. Blanco, MII and Stadtlander transactions are more fully described in Note 12 of Notes to Consolidated Financial Statements appearing in
Part II of this Annual Report.

              On September 30, 1998, the Company acquired Ransdell Surgical, Inc. ("Ransdell"), a privately-held medical-surgical supply distributor, and its affiliate, Choice Systems, Inc. ("Choice"), a developer of supply channel management software for the healthcare industry. The Company issued approximately 716,000 shares of its Common Stock to the Ransdell and Choice shareowners.

              On August 31, 1998, the Company acquired The Lash Group, Inc. ("Lash"), a privately-held healthcare reimbursement consulting firm. The Company issued approximately 980,000 shares of its Common Stock to the Lash shareowners.

              On May 12, 1998, the Company completed the acquisition of Pacific Criticare, Inc. ("Pacific Criticare"), a privately-held distributor of medical-surgical products, for approximately $4 million in cash, excluding acquisition costs.

              On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services, Inc.("Besse"), a privately-held distributor of injectables diagnostics and medical supplies for approximately $22 million in cash, excluding acquisition costs.

              The  Ransdell,   Choice,   Lash,   Pacific   Criticare  and  Besse
transactions are more fully described in Note 4 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report.

              During fiscal 1998, the Company recorded a special non-cash pre-tax charge of $87.3 million for writedown of Bergen Brunswig Medical Corporation ("BBMC") goodwill related to certain acquisitions made prior to September 1995, resulting from a realized impairment to the carrying value of BBMC's long-lived assets. In addition to the goodwill writedown, the Company recorded a pre-tax charge of $3.0 million for BBMC restructuring expenses which represent severance costs associated with streamlining and refocusing the sales organization and costs associated with the consolidation of four divisions to improve efficiency and customer service. Other special charges recorded during fiscal 1998 include a non-cash pre-tax charge of $5.3 million related to the abandonment of capitalized software as a result of technology improvements; and a pre-tax charge of $14.6 million related primarily to the terminated merger with Cardinal Health, Inc. ("Cardinal"). See Notes 10 and 13 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report.

              On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Common Stock which was paid on December 1, 1998 to shareowners of record on November 2, 1998. Share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock split.

              On  August  23,  1997,  the  Company  signed a  definitive  merger agreement with Cardinal Health, Inc. ("Cardinal"), a distributor of pharmaceuticals and provider of value-added pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement called for the Company to become a wholly-owned subsidiary of Cardinal and for shareowners of the Company to receive Cardinal Common Shares in exchange for outstanding shares of the Company's Common Stock. On July 31, 1998, the United States District Court for the District of Columbia granted the request of the Federal Trade Commission for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Cardinal jointly terminated the merger agreement. See Notes 10 and 13 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report.



         B.   Narrative Description of Business
              ---------------------------------

              Bergen Brunswig Drug Company ("BBDC"), a wholly-owned and the largest subsidiary of the Company, is one of the largest national distributors of products sold or used by institutional (hospital) and retail pharmacies. BBDC distributes a full line of products, including pharmaceuticals, proprietary medicines, cosmetics, toiletries, personal health products, sundries, and home healthcare supplies and equipment from 31 locations in 23 states. These products are sold to hospital pharmacies, managed care facilities, health maintenance organizations ("HMOs"), independent retail pharmacies, pharmacy chains, supermarkets, food-drug combination stores and other retailers located in all 50 states, the District of Columbia and Guam.

              BBDC has been an innovator in the development and utilization of computer-based retail order entry systems and of electronic data interchange ("EDI") systems including computer-to-computer ordering systems with suppliers. During fiscal 1998, substantially all of BBDC's customer orders were received via electronic order entry systems. These systems, combined with daily delivery, are designed to improve customers' cash and inventory management, and profitability, by freeing them from the burden of maintaining large inventories. Although these systems require capital expenditures by the Company, benefits from these systems to BBDC are expected to be realized through increased productivity. BBDC is expanding its electronic interface with its suppliers and now electronically processes a substantial portion of its purchase orders, invoices and payments. BBDC has opened eight regional distribution centers ("RDCs") since fiscal 1986, replacing 20 older, smaller, less efficient facilities. RDCs help improve customer service levels because a wider product selection is more readily available. These facilities serviced 51% of BBDC's sales volume in fiscal 1998.

              In June 1996, BBDC introduced its Generic Purchasing Program ("GPP"). Designed to reduce customers' generic pharmaceutical costs, GPP utilizes the products of a selected group of generic manufacturers and combines that benefit with substantial volume to leverage buying power for BBDC's customers.

              BBDC also provides a wide variety of promotional, advertising, merchandising, and marketing assistance to independent community pharmacies. For example, the Good Neighbor Pharmacy(R) program utilizes circular and media advertising to strengthen the consumer image of the independent pharmacy without sacrificing its local individuality. Other programs for the independent community pharmacy include in-store merchandising programs, private label products, shelf management systems, pharmacy computers and a fully-integrated point-of-sale system marketed under BBDC's trademark of OmniPhaseTM.

              Hospital and other institutional accounts are offered a wide variety of inventory management and information services by BBDC to better manage inventory investment and contain costs. AccuLineTM, introduced in June 1995, provides an on-line, real-time, hospital inventory management system in a WindowsTM (a trademark of Microsoft(R) Corporation) environment and features local area network capability.

              BBMC, a wholly-owned subsidiary of the Company, distributes a variety of medical and surgical products to individual hospitals and alternate site healthcare providers through 32 distribution centers located in 25 states in every region of the United States except the northeast.

              BBMC serves hospital customers and alternate site customers in 45 states and the District of Columbia. Alternate site customers include outpatient clinics, nursing homes, surgery centers, dialysis and oncology centers, emergency centers and laboratories.

              Bergen Brunswig Specialty Company ("BBSC"), a wholly-owned subsidiary of the Company, supplies pharmaceuticals and oncology products to physician and clinic accounts through four locations in four states. The Company created BBSC during fiscal 1994 to respond to the rapid growth in the alternate site market business. As a major supplier to the alternate site market, BBSC seeks to give its customers quick access to a broad range of specialty, value-added products and services, and commercial outsourcing through its ASD Specialty Healthcare and Integrated Commercialization Solutions divisions.

              In September 1995, the Company formed IntePlexTM Inc. ("IntePlex"), a wholly-owned subsidiary of the Company, to focus exclusively on the evolving integrated healthcare marketplace. The foundation of IntePlex involves the development of an electronic catalog for one-stop-shopping and a centralized database for tracking customers' purchasing information. IntePlex's offerings include logistics management, continuous replenishment, just-in-time delivery, and benefit plan compliance for both pharmaceuticals and medical-surgical supplies combined with delivery to all points in a network: hospitals, alternate sites, physician offices and retail stores.

              1.   Competition
                   -----------

              The Company, which is one of the largest national pharmaceutical and medical-surgical supplies distributors measured by sales, faces intense competition from other national pharmaceutical and medical-surgical supplies distributors, as well as regional and local full-line and short-line distributors, direct selling manufacturers and specialty distributors. The principal competitive factors are service and price. Competition continues to drive down the gross profit markup percentage, thereby lowering distributors' gross profit margins.


              2.   Employees
                   ---------

              As of November 30, 1998, the Company employed approximately 5,400 people. The Company considers its relationship with its employees and the unions representing certain of its employees to be satisfactory.


              3.   Other
                   -----

              While the Company's operations may show quarterly fluctuations, the Company does not consider its business to be seasonal in nature.

              Although the Company's computer service operations expend time and effort on the development and marketing of computer software used in support of services offered by the Company for its customers, which are described in part elsewhere herein, the Company has not, during the past three fiscal years, expended any material amounts on research and development of computer software for sale.

              The Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations. The Company is assessing all of its computer systems to ensure that they are "Year 2000" compliant. For a detailed discussion of the Company's Year 2000 compliance, see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II of this Annual Report.

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

         As of November 30, 1998, BBDC's operations were located in 37 owned and leased warehouse and office facilities in Alabama, Arizona, California, Colorado, Florida, Georgia, Hawaii, Indiana, Kentucky, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas, Utah, Virginia and Washington. Leased facilities range in size from approximately 5,800 to 196,900 square feet and have a combined area of approximately 1,602,600 square feet. The expiration dates of the leases range from fiscal 1999 to fiscal 2008. Owned facilities range in size from approximately 46,000 to 231,500 square feet.

         As of November 30, 1998, BBMC's operations were located in 43 owned and leased warehouse and office facilities in Alabama, Alaska, Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. Leased facilities range in size from approximately 5,900 to 121,600 square feet and have a combined area of approximately 1,327,000 square feet. The expiration dates of the leases range from fiscal 1999 to fiscal 2005. Owned facilities range in size from 30,800 to 188,000 square feet.

         As of November 30, 1998, BBSC's operations, including the Lash acquisition, were located in nine leased warehouse and office facilities in Alabama, California, Kentucky, North Carolina, Ohio, Texas, Virginia and Washington, D.C., ranging in size from 9,800 to 64,000 square feet and have a combined area of approximately 157,000 square feet. The expiration dates of the leases range from fiscal 1999 to fiscal 2001.

         The combined area of the Company's owned facilities was approximately 2,182,000 square feet as of November 30, 1998.

         The Company maintains approximately 208,800 square feet of general and executive offices in Orange, California pursuant to certain leases. 175,000 square feet are leased pursuant to a 15-year lease which expires in fiscal 2000, at which time the Company has the option to purchase the premises at the then fair market value. Expiration dates range from fiscal 1999 to fiscal 2000.

         For additional information regarding the Company's lease obligations, see Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

         Drug Barn, Inc. ("Drug Barn"), a former retail pharmacy chain in the San Francisco Bay Area, owed the Company approximately $6.2 million in principal obligations of which approximately $1.2 million represents trade receivables and $5.0 million represents a note which matured on March 25, 1993 and has not been paid to date. Drug Barn commenced a Chapter 11 case in U.S. Bankruptcy Court for the Northern District of California, Case No. 93-3-3437 TC, by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 29, 1993 and remained in possession pursuant to 11 U.S.C. Section 1107.

         In April 1996, the Company filed a plan of reorganization (the "Plan") with the Bankruptcy Court to resolve all of its claims with Drug Barn. The Plan was confirmed by the Bankruptcy Court on June 14, 1996. The Plan of
reorganization provided for, among other things, a sale of all Drug Barn's assets, a distribution of the asset sale proceeds to creditors and a settlement of all claims of any nature between the Company and Drug Barn (but not its guarantors, Milton and Barbara Sloban). Approximately $3 million of Drug Barn's debt to the Company is to be paid in accordance with the Plan by the purchaser of Drug Barn's assets.

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

         The Company's collection suit against Milton and Barbara Sloban commenced trial on August 14, 1996 in San Francisco Superior Court. On September 24, 1996, after a jury trial, the Company was awarded a judgment for damages against Milton and Barbara Sloban in the amount of $3,336,953 plus interest at $809 per day from August 20, 1996. Thereafter, the Court added $675,000 in attorney's fees and costs to the amount of the judgment. In addition, the Company prevailed on all claims brought against it by the Slobans. The Slobans filed post-trial motions to vacate or modify the jury verdict which were denied by the Court. The Slobans then filed an appeal of the judgment. The Slobans thereafter filed personal bankruptcy petitions, temporarily staying their appeal and the Company's collection efforts. On September 26, 1997, the parties filed a stipulation modifying the stay so that the Slobans' appeal could proceed.

         On January 29, 1998, the Court of Appeal of the State of California, First Appellate District, Division Two filed an opinion reversing the portion of the judgment holding Barbara Sloban liable. In all other respects, the judgment was affirmed. Subsequently, the Superior Court awarded attorney's fees in the amount of $680,000 to Barbara Sloban's attorneys. The Company has filed an appeal with respect to $426,000 of the fees awarded, which appeal is not expected to be resolved until mid-1999.

         Milton Sloban's personal bankruptcy case is still pending. The Company is seeking to collect the remaining amounts due under the guarantee from Mr. Sloban. Mr. Sloban has claimed that he has no non-exempt assets, which the Company disputes. There can be no assurance as to the Company's likely collection from Mr. Sloban.

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

         On May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029 ("Alabama Complaint"). The Alabama Complaint alleges on behalf of a class of Alabama retail pharmacies and a class of Alabama consumers that the defendants conspired to discriminatorily fix prices to plaintiffs at artificially high levels. The Alabama Complaint seeks injunctive relief and treble damages. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II.

         On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, as well as the cases which have been filed in various state courts. In December 1994, plaintiffs in the Federal action had moved to set aside the agreement, but plaintiffs' motion was denied on April 25, 1995. In 1996, the class plaintiffs filed a motion for approval of a settlement with 12 of the manufacturer defendants, which would result in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court granted approval for the settlement. In 1998, an additional four of the manufacturer defendants settled. The effect of the settlements on the sharing agreement is that the Company's maximum potential loss would be $1.0 million, regardless of the outcome of the lawsuits, plus possible legal fee expenses in excess of the Company's proportionate share of the $9.0 million reimbursement of such fees or any additional amounts to be paid by the manufacturer defendants.

         In September 1998, a jury trial of this action commenced in Federal Court. On November 30, 1998, the Court granted all remaining defendants a directed verdict, dismissing all class claims against the Company and other defendants. It is unclear whether the ruling will be appealed.

         In addition to the above-mentioned Federal class action and state court actions, the Company and other wholesale defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. After a successful motion by the Company and other wholesalers, the damage period in these cases has been limited to October 1993 to the present. These lawsuits are also covered by the sharing agreement described above.

         In November 1995, in the U.S. District Court, Northern District of Illinois, Abbott Laboratories filed a complaint seeking damages of approximately $4.0 million against the Company and various affiliates for credits allegedly due in connection with the purchase and subsequent sale of Abbott products by the Company. In October 1998, Abbott amended its complaint to allege spoliation of evidence and to request punitive damages in excess of $30 million. The Company has filed various counterclaims and has asked for damages according to proof at trial. This matter is in the discovery stage.

         After discussions with counsel, management of the Company believes that any allegations of liability set forth in all of the lawsuits described above are without merit and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         On October 19, 1998, the Company received a general notice letter from the U.S. Environmental Protection Agency ("EPA") informing the Company that it is one of many potential responsible parties in connection with the Casmalia Disposal Site in Santa Barbara, California, being remediated pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Resource Conservation and Recovery Act. The notice explains that under such federal statutes, "de minimis" waste generators such as the Company may be offered a special settlement by the EPA to resolve the potential claim. A settlement would be in the form of an Administrative Order on Consent pursuant to CERCLA. Within the next several months, the EPA will send a settlement offer to the Company. The EPA estimates that the settlement offer will propose that the Company pay between $75,000 to $750,000, which would relieve the Company of any further liability for the site. The Company is still evaluating the facts underlying this potential claim, but based on the correspondence from the EPA, believes that any potential liability of the Company would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1998 with respect to these additional items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareowners of the Company was held on September 24, 1998 in Orange, California and the following matter, as described in the Proxy Statement dated August 21, 1998, was voted upon:

         (a) All of management's nominees for the Company's Board of Directors were elected (for a term ending in the year so indicated) with the following vote:

         Nominee                           For                    Withheld
         =======================================================================
         Robert E. Martini (2001)          89,576,726             1,406,002

         Neil F. Dimick (2001)             90,256,088               726,640

         Donald R. Roden (2001)            90,249,594               733,134

         Directors whose term of office continued after the Annual Meeting were:
         Jose E. Blanco, Sr., Rodney H. Brady, Charles C. Edwards, M.D., Charles
         J. Lee, George R. Liddle, James R. Mellor, Francis G. Rodgers and George E. Reinhardt, Jr.



ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Identification of Executive Officers.

         The executive officers of the Company are elected by, and serve at the pleasure of, the Board of Directors. Each executive officer holds office until the next election of officers which is generally held in December, January or February of each year. The current executive officers of the Company, and their respective principal occupations and employment during the last five years ended September 30, 1998, are listed alphabetically as follows:

         Linda M. Burkett,  48,  Executive  Vice  President,  Chief  Information
Officer (since September 1996); Executive Vice President and Chief Information Officer, Bergen Brunswig Drug Company (since 1995); Vice President, IR Support Services (1992-1995).

         Charles J. Carpenter, 49, Executive Vice President, Chief Procurement Officer (since September 1996); Executive Vice President, Supplier Relations and Operations (1995-1996), Bergen Brunswig Drug Company; Executive Vice President, Northeast Region (1994-1995); Vice President, Northeast Region (1989-1994).

         Neil F. Dimick, 49, Executive Vice President, Chief Financial Officer (since 1992); President, Bergen Brunswig Specialty Company (since September
1996). Mr. Dimick is also a member of the Board of Directors.

         William J. Elliott, 49, President, Bergen Brunswig Medical Corporation (since October 1996). Formerly Senior Vice President of Supply Chain Management, VHA, Inc., a nationwide, network of leading community owned health care organizations and physicians (1984-October 1996).

         Brent R. Martini, 39, President, Bergen Brunswig Drug Company (since September 1996); Executive Vice President, Bergen Brunswig Drug Company, West Region (1994-1996); Vice President, Quality Organizational Development and Training (1991-1994). Brent R. Martini is the son of Robert E. Martini.

         Robert E. Martini, 66, Chairman of the Board (since 1992); a consultant to the Company (since January 1997); Chief Executive Officer (1990-January
1997). Mr. Martini is also a member of the Board of Directors.

         Andrew P. McVay, 38, Vice President, Controller of Bergen Brunswig Drug Company (since July 1997); Controller, West Region, Bergen Brunswig Drug Company (1994-July 1997); Director, Financial Planning (1990-1994).

         Donald R. Roden, 52, President (since 1995); Chief Executive Officer (since January 1997); Chief Operating Officer (1995-December 1996); formerly a healthcare industry consultant (1993-1995). Mr. Roden is also a member of the Board of Directors.

         Milan A. Sawdei, 52, Secretary (since July 1992); Executive Vice President (since April 1992); Chief Legal Officer (since 1989).

         Carol E. Scherman, 43, Executive Vice President, Human Resources (since September 1996); Executive Vice President, Human Resources (since 1994), Bergen Brunswig Drug Company; Vice President, Human Resources and Associate Relations (1993-1994).

         Eric J. Schmitt, 48, Vice President, Finance and Treasurer (since February 1994); Vice President, Financial Planning (1989-1994).

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         For certain information regarding shares of the Company's Class A Common Stock ("Common Stock"), including cash dividends per share, market prices per share, stock market information and number of shareowners, see "Selected Quarterly Results (unaudited)" as set forth in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report.

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

         During the year ended September 30, 1998, the Company issued shares of its Common Stock without registration under the Securities Act of 1933 (the "1933 Act") on two occasions. On August 31, 1998, in connection with its acquisition of Lash, the Company issued approximately 980,000 shares of its Common Stock to the former shareowners of Lash. On September 30, 1998, in connection with its acquisitions of Ransdell and Choice, the Company issued approximately 716,000 shares of its Common Stock to the former shareowners of Ransdell and Choice. Such issuances were exempt from registration under Section 4(2) of the 1933 Act. In each of these instances, the privately issued shares have been registered under the 1933 Act for resale by the former shareowners of the acquired businesses.

Item 6.   SELECTED FINANCIAL DATA (unaudited)

----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except for per share amounts
==================================================================================================================================
                                                                                       September 30,
                                                       ---------------------------------------------------------------------------
Years Ended:                                                1998            1997            1996          1995         1994
==================================================================================================================================
Net sales and other revenues (a):

  Excluding bulk shipments to customers' warehouses     $13,720,017      $11,659,127      $9,941,633   $ 8,442,254   $7,479,391
  Bulk shipments to customers' warehouses                 3,401,651        2,837,646       2,476,110     2,355,094    2,184,335
                                                       ---------------------------------------------------------------------------
      Total net sales and other revenues                 17,121,668       14,496,773      12,417,743    10,797,348    9,663,726

Net earnings                                                  3,102(c)        81,679(e)       73,533        63,942       56,120(f)

Earnings per share - diluted (b)                               0.03(c)          0.81(e)         0.73          0.64         0.58(f)

Cash dividends declared per share (b):
  Class A Common                                              0.315(d)         0.216           0.192         0.190        0.175
  Class B Common                                                  -                -               -             -        0.799


At Years Ended:
==================================================================================================================================
Total assets                                            $ 3,003,212       $2,707,123      $2,489,826    $2,405,530   $1,995,057

Long-term obligations                                       464,778          437,956         419,275       557,771      342,094

Shareowners' equity                                         629,064          644,861         578,966       519,349      461,851
==================================================================================================================================

(a)  Reclassified  to  include  bulk  shipments  to  customers'  warehouses.  For  further  information  see Note 1 of Notes to
     Consolidated Financial Statements.
(b)  Gives effect to the 2-for-1 stock split  declared  September  24, 1998 and paid December 1, 1998.  EPS has been restated in accordance with Statement of Accounting Standards No. 128 "Earnings per Share."
(c)  Includes special charges for writedown of goodwill of $87.3 million, no income tax effect; merger expenses of $8.6 million, net of income tax benefit of $6.0 million;  abandonment of capitalized  software of $3.1 million, net of income tax benefit of $2.2 million;  and restructuring  expenses of $1.8 million,  net of income tax benefit of $1.2 million. Net earnings and diluted  earnings per share excluding the special charges were $103.9 million and $1.01,  respectively.  See Item 1 of this
     Annual Report.
(d)  Includes $0.075 per share declared September 24, 1998 and paid December 1, 1998.   See Management's Discussion and Analysis
     of Financial Condition and Results of Operations.
(e)  Includes  special charges for merger expenses of $3.4 million,  net of income tax benefit of $2.4 million,  relating to the termination of the proposed IVAX merger.  Net earnings and diluted  earnings per share  excluding the special  charges were
     $85.1 million and $.84, respectively. See Item I of this Annual Report.
(f)  Includes special credit for a gain recognized from sale of investment securities of $2.9 million, net of income tax of $2.2 million, and provision for an earthquake-related charge of $0.8 million, net of income tax benefit of $0.6 million.


                                                            II - 2

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS
         ---------------------

         The Company has reported significant increases in revenue during the past three years. However, net earnings were adversely affected by special charges in fiscal 1998 and 1997. Excluding the special charges, earnings growth has approximated or exceeded revenue growth. Following is a summary of key revenue and earnings trends during the fiscal years ended September 30, 1998, 1997 and 1996:

     * Total net sales and other revenues were $17,121.7 million, $14,496.8 million and $12,417.7 million in fiscal 1998, 1997 and 1996, respectively. Such amounts represented increases over the respective prior years of 18%, 17% and 15%.

     * After-tax earnings before special charges were $103.9 million, $85.1 million and $73.5 million in fiscal 1998, 1997 and 1996, respectively. Such amounts represented increases over the respective prior years of 22%, 16% and 15%.

     * After-tax special charges were $100.8 million and $3.4 million in fiscal 1998 and 1997, respectively. The 1998 special charges were incurred in connection with the writedown of goodwill relating to the medical-surgical business, the restructuring of the medical-surgical business, the abandonment of capitalized software, and the expenses of certain mergers. The 1997 charges were incurred in connection with a proposed merger. See the "Special Charges" section below for further information.

     * Net earnings were $3.1 million, $81.7 million and $73.5 million in fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 amount represented a decrease of 96% from the prior year while the fiscal 1997 and 1996 amounts represented increases over the prior years of 11% and 15%, respectively.

         The  following  table   summarizes  the  components  of  the  Company's
operating income for the past three years and should be read in connection with the discussion below.

                                                            Years Ended September 30,               % Change
                                                     --------------------------------------       -------------
     Dollars in millions                                 1998         1997          1996          1998     1997
     ==========================================================================================================

     Revenues excluding bulk shipments                 $13,720.0    $11,659.1     $9,941.6         18%      17%
     Bulk shipments                                      3,401.7      2,837.7      2,476.1         20       15
                                                     ---------------------------------------------------------

          Total net sales and other revenues            17,121.7     14,496.8     12,417.7         18       17
     Cost of sales                                      16,371.4     13,842.4     11,843.9         18       17
                                                     ---------------------------------------------------------

          Gross profit                                     750.3        654.4        573.8         15       14
     Distribution, selling, general &
          administrative expenses (DSG&A)                  534.2        479.4        418.4         11       15
                                                     ---------------------------------------------------------

          Operating earnings before
               special charges                             216.1        175.0        155.4         23       13
     Special charges                                       110.2          5.8          -            -        -
                                                     ---------------------------------------------------------

          Operating earnings                           $   105.9    $   169.2     $  155.4        (37)%      9%
                                                     ==========================================================


     Percentage of revenues excluding bulk shipments:
          Gross profit                                       5.47%        5.61%        5.77%
          DSG&A expenses                                     3.89%        4.11%        4.21%
          Operating earnings before
               special charges                               1.58%        1.50%        1.56%
           Operating earnings                                0.77%        1.45%        1.56%



REVENUES

         Along with other companies in its industry, the Company has begun reporting bulk shipments of pharmaceuticals in revenues and cost of sales. Previously, only the gross profit on such bulk shipments was reported in revenues. All years presented herein have been reclassified to conform with the new reporting method. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either
(a) shipments from the supplier directly to the customer's warehouse or (b) shipments from the supplier to Company warehouses for immediate shipment to the customer's warehouse. Bulk sales of pharmaceuticals do not impact the Company's inventory since the Company simply processes the orders that it receives from its suppliers directly to the customers' warehouses. The Company serves as an intermediary by paying the supplier and billing the customer for the goods. Due to the insignificant margins generated through bulk shipments, fluctuations in such revenues have an immaterial impact on the Company's pre-tax earnings.

         Revenues excluding bulk shipments increased 18% and 17% in fiscal 1998 and 1997, respectively. Substantially all of such increases reflect internal growth within the Company's existing pharmaceutical, medical-surgical supply and specialty products distribution businesses, with only a minor portion attributable to acquired entities. All three of the aforementioned businesses contributed to the revenue growth in these years. Revenues from the pharmaceutical business grew 16% in 1998 and 15% in 1997, with increases across all major customer categories and geographic regions. Such increases were volume-related, reflecting growth from higher shipments to existing customers as well as from shipments to a significant number of new customers. Revenues from the medical-surgical business increased less than 5% in 1998 following a 21% growth rate in 1997; the slower 1998 growth was principally due to (a) the inability of the business' current sales and operating infrastructure to bring on and process increased volume and (b) the discontinuance of certain product lines. The Company is positioning the medical-surgical business for higher future growth rates by increasing capacity in its distribution centers, integrating its operations for greater efficiency, and developing a new information technology platform. Revenues from the specialty products business increased 106% and 169% in 1998 and 1997, respectively, primarily reflecting growth from existing and new customers.


GROSS MARGINS

         Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 5.47%, 5.61% and 5.77% in fiscal 1998, 1997 and 1996, respectively. These decreases primarily reflect lower margins in the pharmaceutical and medical-surgical businesses, as well as a relatively lower sales mix from the higher-margin medical-surgical business. Pharmaceutical margins decreased principally due to lower selling margins resulting from intense price competition in the industry, partially offset by increased investment buying gains in fiscal 1998. Medical-surgical margins declined primarily due to a higher sales mix of lower-margin shipments to the acute care market. Specialty product margins improved due to investment buying opportunities and the addition of higher-margin products and services.

         In all of the Company's businesses, it is customary to pass on manufacturers' price increases to customers. Investment buying enables distributors such as the Company to benefit by purchasing goods in advance of anticipated manufacturer price increases. Consequently, the rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

         Management anticipates further downward pressure on gross margins in fiscal 1999 because of continued price competition influenced by large customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products (such as generic drugs and medical-surgical supplies) and services and continued reduction of distribution, selling, general and administrative expenses as a percentage of revenues, as described below.

DISTRIBUTION, SELLING, GENERAL & ADMINISTRATIVE EXPENSES ("DSG&A")

         DSG&A as a percentage of revenues excluding bulk shipments was 3.89%, 4.11% and 4.21% in fiscal 1998, 1997 and 1996, respectively. These decreases were primarily attributable to continued operating efficiencies and the spreading of fixed costs over a larger revenue base. Through such measures as consolidation of distribution centers, installation of automated warehouse equipment, and investments in information technology, the Company's infrastructure has been able to process increasing volume without a proportionate increase in DSG&A. Also contributing to the decrease in DSG&A percentage in fiscal 1998 was the lower sales mix of the medical-surgical business, which incurs relatively higher DSG&A per revenue dollar.


SPECIAL CHARGES

         Following is a summary of the special charges incurred by the Company in the last two fiscal years:


                                                              Years Ended September 30,
                                                              -------------------------
         in millions except per share amounts                       1998       1997
         ------------------------------------------------------------------------------
         Goodwill writedown                                     $   (87.3)   $      -
         Restructuring expenses                                      (3.0)          -
         Abandoned capitalized software                              (5.3)          -
         Merger-related expenses                                    (14.6)       (5.8)
                                                                ----------------------

              Total special charges                                (110.2)       (5.8)
         Tax effect of special charges                                9.4         2.4
                                                                ---------------------

              Effect on net earnings                            $  (100.8)   $   (3.4)
                                                                ======================

                    Effect on diluted earnings per share        $   (0.98)   $  (0.03)
                                                                ======================


         During fiscal 1998, the Company recorded a special non-cash pre-tax charge of $87.3 million for the writedown of Bergen Brunswig Medical Corporation ("BBMC") goodwill related to certain acquisitions made prior to September 1995, resulting from a realized impairment to the carrying value of BBMC's long-lived assets. In addition to the goodwill writedown, the Company recorded a pre-tax charge of $3.0 million for BBMC restructuring expenses which represent severance costs associated with streamlining and refocusing the sales organization and costs associated with the consolidation of four divisions to improve efficiency and customer service. Other special charges recorded during fiscal 1998 include a non-cash pre-tax charge of $5.3 million related to the abandonment of capitalized software as a result of technology improvements; and a pre-tax charge of $14.6 million related primarily to the proposed merger with Cardinal Health, Inc. ("Cardinal") which was terminated on August 7, 1998 (see
Note 13 of the accompanying Notes to Consolidated Financial Statements).

         During fiscal 1997, the Company recorded a pre-tax charge of $5.8 million for expenses related to the proposed merger with IVAX Corporation which was terminated on March 20, 1997.


OTHER INCOME STATEMENT LINE ITEMS

         Net interest expense increased $9.2 million, or 30%, in fiscal 1998 and $0.6 million, or 2%, in fiscal 1997. The fiscal 1998 increase resulted from increased borrowings under the Credit Agreement, principally for funding higher investments in inventory in order to (a) support the significant growth in the Company's revenues and (b) to take advantage of increased investment buying opportunities.

         Taxes on income were approximately 95%, 41% and 41% of pre-tax earnings in fiscal 1998, 1997 and 1996, respectively. The relatively high fiscal 1998 rate reflects the nondeductible writedown of goodwill described under "Special Charges" above. Excluding this writedown, the effective tax rate for fiscal 1998 was 41%.

         Earnings per share fluctuations primarily result from changes in the Company's net earnings. Due primarily to the exercise of stock options, there was a 1% increase in the weighted average number of shares outstanding for the diluted earnings per share calculations in each of fiscal 1998 and 1997.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Following is a summary of the Company's capitalization at the end of each of the last three fiscal years. Except that debt is net of cash herein, these percentages are calculated in accordance with the covenants set forth in the Company's Credit Agreement, in which certain non-cash charges are excluded from the calculation:

                                                September 30,
                                      --------------------------------
                                      1998          1997          1996
         -----------------------------------------------------------------------
         Debt, net of cash             34%           36%           39%
         Equity                        66%           64%           61%

         The Company's Credit Agreement with a group of domestic and foreign banks is effective through March 2001 and provides for maximum borrowings of up to $400 million plus additional borrowings under discretionary lines outside of the Credit Agreement. Outstanding borrowings at September 30, 1998 and 1997 were $170 and $140 million, respectively. See Note 2 of the accompanying Notes to Consolidated Financial Statements for further information.

         The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of any such securities for general corporate purposes, which may include, without limitation, the repayment of indebtedness of the Company or any of its subsidiaries, possible acquisitions, capital expenditures and working capital requirements. See Note 2 of the accompanying Notes to Consolidated Financial Statements for further information. To date, the Company has not sold any securities pursuant to this shelf registration statement.

         On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Class A Common Stock ("Common Stock"), which was paid on December 1, 1998 to shareholders of record on November 2, 1998. All per share amounts presented herein have been restated to reflect the effect of this stock split.

         Dividends per share declared on Common Stock amounted to $.315, $.216 and $.192 per share in fiscal 1998, 1997 and 1996, respectively. However, the fiscal 1998 amount includes the $.075 per share quarterly dividend which was declared on September 24, 1998 but not paid until December 1, 1998 to shareholders of record on November 2, 1998. This $.075 constituted the Company's fiscal 1999 first quarter dividend; the declaration was made earlier than usual in order to coincide with the announcement of the aforementioned 2-for-1 stock split. Although the Company does not have a policy requiring the payment of any specified levels of dividends, the Company's dividends (excluding the aforementioned $.075) have averaged approximately 25% of net earnings before special charges for the three-year period ended September 30, 1998.

         The Company's cash flows during the past three years are summarized in the following table:


         (in millions)                              1998          1997       1996
         ---------------------------------------------------------------------------
         Net earnings after non-cash charges       $ 191.0      $ 146.8      $ 131.4
         Increases in non-cash
           assets and liabilities                   (120.8)       (72.4)        (3.2)
                                                 -----------------------------------

         Cash flows from operations                   70.2         74.4        128.2
         Capital expenditures                        (29.8)       (23.8)       (16.7)
         Acquisition of businesses                   (22.6)         -           (6.0)
         Net proceeds (repayments) of debt            27.5         16.0       (143.1)
         Cash dividends                              (24.2)       (21.7)       (19.2)
         Other - net                                   3.4        (11.8)        13.8
                                                 -----------------------------------

         Net increase (decrease) in cash           $  24.5      $  33.1      $ (43.0)
                                                 ===================================

         During  the past  three  years,  cash  flow  from  operations  has been adequate to fund working capital increases, capital expenditures, business acquisitions and dividend payments. The Company believes that internally-generated cash flow, funds available under the Credit Agreement, and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ materially from this forward-looking statement as a result of unanticipated capital requirements or an inability to access the capital markets on acceptable terms when, and, if necessary.

         Working capital increased to $591.4 million at September 30, 1998 from $531.2 million at September 30, 1997, primarily as a result of higher receivables and inventory balances supporting an 18% growth in revenues. The current ratio decreased slightly to 1.31 at September 30, 1998 from 1.33 at September 30, 1997. Trade receivables outstanding, net of customer credit balances, were 16 days during fiscal 1998 and 15 days during fiscal 1997. The inventory turnover rate on a first-in, first-out ("FIFO") basis was 7.2 times during fiscal 1998 and 7.7 times during fiscal 1997.

         Capital expenditures for fiscal 1998 and 1997 related principally to additional investments in existing locations as well as purchases of automated warehousing and data processing equipment.

         BUSINESS ACQUISITIONS
         ---------------------

         During fiscal 1998, the Company completed four business acquisitions. Besse Medical Services, Inc., an Ohio-based distributor of injectables and other products, was acquired for approximately $22 million in cash in January 1998. Pacific Criticare, Inc., a Hawaii-based distributor of medical-surgical supplies, was acquired for approximately $4 million in cash in May 1998. Both of these acquisitions were accounted for by the purchase method. The Lash Group, a Washington, D.C.-based healthcare reimbursement consulting firm, was acquired for approximately 980,000 shares of the Company's Common Stock in August 1998. Ransdell Surgical, a medical-surgical supply distributor, and its affiliate, Choice Systems, Inc., a developer of healthcare management software, both of which are headquartered in Kentucky, were acquired for approximately 716,000 shares of the Company's Common Stock in September 1998. These acquisitions were accounted for by the pooling of interests method. The aggregate effect of all four acquisitions did not have a significant impact on the Company's consolidated results of operations and financial position in fiscal 1998. See
Note 4 of the accompanying Notes to Consolidated Financial Statements for further information.

         Subsequent to September 30, 1998, the Company entered into agreements for several business combinations which are expected to be consummated during the first half of fiscal 1999.

         On November 25, 1998, the Company signed an agreement to acquire 100% of the capital stock of J.M.Blanco, Inc. ("J.M. Blanco"), Puerto Rico's largest pharma-ceutical distributor, headquartered in Guaynabo, Puerto Rico. Under the terms of the agreement, the Company would pay approximately $24 million in cash and assume approximately $27 million in debt.

         On November 19, 1998, the Company signed an agreement to acquire substantially all of the business, assets and property, subject to certain liabilities, of Medical Initiatives, Inc. ("MII"), a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. Under the terms of the agreement, the Company would issue approximately 227,000 shares of the Company's Common Stock.

         On November 8, 1998, the Company signed a definitive purchase agreement to acquire Stadtlander Drug Co. Inc. ("Stadtlander"), headquartered in Pittsburgh, Pennsylvania, a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market. Under the terms of the agreement, the Company would pay approximately $178 million in cash, issue approximately 6,000,000 shares of its Common Stock and assume approximately $100 million in debt.

         Consummation of the J.M. Blanco, MII and Stadtlander transactions, to be accounted for as purchases for financial reporting purposes, are subject to certain conditions, including the receipt of regulatory approvals. The purchase prices of these acquisitions are subject to adjustments after completion of acquisition audits. The MII acquisition is expected to be completed in the first quarter of fiscal 1999, while the J.M. Blanco and Stadtlander acquisitions are expected to be completed in the second quarter of fiscal 1999. The J.M. Blanco acquisition and the cash portion of the Stadtlander acquisition will be financed from borrowings under the Credit Agreement and other bank borrowings.


         TERMINATED MERGER
         -----------------

         On August 23, 1997, the Company signed a definitive merger agreement with Cardinal, a distributor of pharmaceuticals and a provider of value-added pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement called for the Company to become a wholly-owned subsidiary of Cardinal and for shareowners of the Company to receive Cardinal Common Shares in exchange for shares of the Company's Common Stock. On July 31, 1998, the United States District Court for the District of Columbia granted the Federal Trade Commission's request for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Cardinal jointly terminated the merger agreement. As mentioned under "Special Charges" above, the Company recorded approximately $14 million in pre-tax charges during fiscal 1998 relating to legal fees and other expenses incurred in connection with the terminated merger, net of a $7 million reimbursement received from Cardinal.


         YEAR 2000 READINESS DISCLOSURE
         ------------------------------

         The Year 2000 problem results from computer programs and devices which do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have date-sensitive calculations may not properly recognize the year 2000. This situation may cause systems to process critical financial and operational information incorrectly or not at all, which would result in significant disruptions of the Company's business activities.

         Since the Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations, it has made resolution of the Year 2000 problem a major corporate initiative. In October 1996, the Company established a central office to direct its companywide Year 2000 efforts for all of its business, including BBDC, BBMC and BBSC. A steering committee comprised of several executive officers provides top-level oversight for the program. Both internal and external resources are being used to identify, correct and test the Company's systems for Year 2000 compliance.

         The Company's Year 2000 program addresses both information technology ("IT") and non-IT systems. The Company's business applications reside on mainframe, midrange and desktop computer systems. The Company's IT infrastructure is comprised of hardware, internally-developed software, and software purchased from external vendors. The Company's non-IT systems include equipment which uses date-sensitive embedded technology. Principal non-IT systems include telecommunications equipment, certain facilities functions, automated warehouse equipment, and hand-held order entry devices which the Company has provided to its customers.

         The Company has divided its Year 2000 program by business unit and functional area into numerous individual projects in order to provide detailed management for each at-risk system. The Company's approach is to address each Year 2000 project in the following phases: inventory, assessment, planning, renovation, testing and certification. For BBDC, renovation of all critical systems and the majority of other systems will be completed by December 31, 1998. Certain systems have already been tested and certified as Year 2000 compliant, and the Company expects testing and certification of substantially all remaining systems to be completed by June 30, 1999. By that date, the Company also plans to complete a comprehensive enterprise integration testing program. During the latter half of calendar 1999, the Company expects there to be a relatively limited amount of effort required to complete the renovation and testing of certain non-IT systems.

         BBMC and BBSC are comprised of a number of entities acquired during the last several years. Although some of the computer systems within these entities are Year 2000 complaint, certain significant computer systems are not Year 2000 compliant. Certain of the non-compliant systems will be remediated for Year 2000 compliance while the remainder will be replaced with Year 2000 compliant systems. It is expected that all of BBMC's and BBSC's systems will be Year 2000 compliant by October 1999, including testing and certification.

         The Company also recognizes that it would be at risk if its suppliers, customers, banks, utilities, transportation companies and other business partners fail to properly remediate their Year 2000 systems and software. Accordingly, during calendar 1998 the Company began the process of communicating with such entities through questionnaires and other means in order to assess the status of their remediation efforts. During early calendar 1999, the Company will meet with major business partners to discuss progress and contingencies, conduct on-site assessments, and test critical electronic interfaces. Although the Company is not aware of any significant Year 2000 problems with any of these third parties, there can be no assurances that their systems or software will be remediated in a timely manner, or that a remediation failure would not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

         The Company is also subject to risk should government or private payors and insurers fail to become Year 2000 compliant and therefore be unable to make full or timely reimbursement to the Company's customers. Such a situation could have a material adverse affect on the Company's cash flows by reducing the ability of customers to pay for products purchased from the Company.

         The Company is charging the cost of its Year 2000 program to expense as incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. Through September 30, 1998, total Year 2000 costs have amounted to approximately $6.5 million, of which $5.0 million was incurred in fiscal 1998 and $1.5 million was incurred in fiscal 1997. Remaining expenditures are expected to be approximately $13.5 million (including $5.5 million of hardware and other equipment), of which $12.0 million is planned for fiscal 1999 and $1.5 million is planned for fiscal 2000. The aforementioned amounts exclude the costs associated with new BBMC and BBSC systems which are being installed primarily to integrate operations and achieve additional information technology functionality. The Year 2000 remediation effort has not had a material impact on the Company's daily operations or the development of its information technology systems. Although the aforementioned cost estimates reflect management's best judgment using current information and assumptions about the future, actual costs could vary significantly from the Company's estimates, due to technological difficulties, the noncompliance of IT vendors or other third parties, the Year 2000 readiness of companies acquired by the Company subsequent to September 30, 1998 and by entities that communicate with such companies, and other factors.

         While the Company is not presently aware of any significant exposure that its systems and software will not be properly remediated on a timely basis, there can be no assurances that all Year 2000 remediation processes will be completed and tested before January 1, 2000 or that the contingency plans described below will sufficiently mitigate the risk of a Year 2000 compliance problem. If Year 2000 remediation efforts by the Company or third parties are unsuccessful, there could be a significant disruption of the Company's business operations, which could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

         The Company is in the process of identifying the major potential failure points and the related adverse consequences associated with them, including "a reasonably worst-case scenario". Once these risks are identified, the Company will develop contingency plans for conducting its business until the problems can be corrected. For example, such plans will include alternative electronic or manual means of receiving, processing and shipping customer orders, purchasing inventory from suppliers, and sending and receiving cash payments. It is anticipated that contingency plans will be substantially completed by May 1999, although there will be continuing follow-up activity later in calendar 1999 as January 1, 2000 approaches.

         The foregoing discussion concerning the Year 2000 problem contains forward-looking statements that involve risks and uncertainties (referred to above and in Exhibit 99(a) to this Annual Report) that could cause actual results to differ materially from such statements. Although the Company believes that minimal business disruption will occur as a result of Year 2000 issues, there is no assurance that all Year 2000 problems will be remediated in a timely manner by the Company or third parties and that any such failures will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In fiscal 1999 and fiscal 2000, the Company plans to adopt several new accounting pronouncements issued by The Financial Accounting Standards Board and the American Institute of Certified Public Accountants. None of these pronouncements are expected to have a significant impact on the Company's reported financial position or results of operations. See Note 1 of the accompanying Notes to Consolidated Financial Statements for further information.






ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK


         The Company's major "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt. At September 30, 1998, the Company's debt consisted of approximately $278 million of fixed-rate debt with a weighted average interest rate of 7.29% and $170 million of variable-rate debt with a weighted average interest rate of 6.02%. The amount of variable-rate debt fluctuates during the year based on the Company's cash requirements; maximum borrowings at any quarter end during fiscal 1998 were $368 million. If interest rates on such variable debt were to increase by 60 basis points (one-tenth of the rate at September 30, 1998), the net impact on the Company's results of operations and cash flows would be immaterial.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          a.     Supplementary Data
SELECTED QUARTERLY RESULTS (unaudited)

Dollars in thousands, except for per share amounts
================================================================================================================================
                                                    First         Second           Third             Fourth            Fiscal
Year Ended September 30, 1998                      Quarter        Quarter          Quarter           Quarter            Year
================================================================================================================================
Net sales and other revenues:
  Excluding bulk shipments to
     customers' warehouses                        $3,168,431   $ 3,372,236      $ 3,513,184       $ 3,666,166        $13,720,017
  Bulk shipments to customers' warehouses            727,744       748,947          946,420           978,540          3,401,651
                                                  ------------------------------------------------------------------------------
      Total net sales and other revenues           3,896,175     4,121,183        4,459,604         4,644,706         17,121,668

Gross margin                                         170,671       190,800          188,983           199,811            750,265
Net earnings (loss)                                   21,337        18,808(c)        27,180           (64,223)(d)          3,102

Earnings (loss) per share - diluted (a)(b)              0.21          0.18(c)          0.26             (0.63)(d)           0.03
Cash dividends declared per Class A
   Common share (a)                                    0.060         0.060            0.060             0.135 (e)          0.315

Market prices per Class A
   Common share (a)                        $23 1/16-18 13/16   $ 26 1/8-19      $25-20 1/16  $31 1/8-16 13/16    $31 1/8-16 13/16


Year Ended September 30, 1997
=================================================================================================================================
Net sales and other revenues:
  Excluding bulk shipments to
     customers' warehouses                        $2,821,946    $2,890,026      $ 2,927,473        $3,019,682        $11,659,127
  Bulk shipments to customers' warehouses            756,254       583,894          680,141           817,357          2,837,646
                                                  ------------------------------------------------------------------------------
      Total net sales and other revenues           3,578,200     3,473,920        3,607,614         3,837,039         14,496,773

Gross margin                                         153,976       169,664          158,981           171,810            654,431
Net earnings                                          18,178        20,505(f)        22,224            20,772             81,679

Earnings per share- diluted (a)(b)                      0.18          0.20(f)          0.22              0.20               0.81
Cash dividends declared per Class A
   Common share (a)                                    0.048         0.048            0.060             0.060              0.216

Market prices per Class A Common share (a)   $13 3/16-10 3/8   $13 5/16-11   $15 1/2-11 1/4   $22 7/8-14 1/16     $22 7/8-10 3/8

================================================================================================================================

(a)  Gives effect to the 2-for-1 stock split declared September 24, 1998 and paid December 1, 1998.
(b)  Sum of quarterly EPS does not equal the EPS for the year. Fourth quarter 1998 computation is anti-dilutive.
(c)  Includes provision for merger expenses of $9.8 million, no income tax effect.
(d)  Includes  provisions for writedown of goodwill of $87.3 million,  no income tax effect;  merger expenses of $(1.2) million, net of income tax benefit of $6.0 million;  abandonment of capitalized  software of $3.1 million, net of income tax benefit of $2.2 million; and restructuring expenses of $1.8 million, net of income tax benefit of $1.2 million.
(e)  Includes $0.075 per share declared September 24, 1998 and paid December 1, 1998. See Management's  Discussion and Analysis
     of Financial Consolidation and Results of Operation.
(f)  Includes  provision  for merger  expenses  of $3.4  million,  net of income tax  benefit of $2.4  million,  relating to the termination of the proposed IVAX merger.

     Bergen Brunswig  Corporation Class A Common Stock is listed on the New York Stock Exchange.  There were approximately 2,100
     Class A Common Stock shareowners of record on September 30, 1998.



                                                               II - 15

          b.     Financial Statements

STATEMENTS OF CONSOLIDATED EARNINGS

Dollars in thousands, except for per share amounts
===================================================================================================
Years Ended September 30,                                 1998           1997              1996
===================================================================================================
Consolidated Earnings:

Net sales and other revenues:
 Excluding bulk shipments to customers' warehouses        $13,720,017    $11,659,127    $ 9,941,633
 Bulk shipments to customers' warehouses                    3,401,651      2,837,646      2,476,110
                                                        -------------------------------------------
    Total net sales and other revenues                     17,121,668     14,496,773     12,417,743
                                                        -------------------------------------------
Costs and expenses:
  Cost of sales                                            16,371,403     13,842,342     11,843,939
  Distribution, selling, general and
    administrative expenses                                   534,119        479,399        418,364
  Special charges                                             110,247          5,800              -
                                                        -------------------------------------------
    Total costs and expenses                               17,015,769     14,327,541     12,262,303
                                                        -------------------------------------------
Operating earnings                                            105,899        169,232        155,440
Net interest expense                                           39,996         30,793         30,170
                                                        -------------------------------------------
Earnings before taxes on income                                65,903        138,439        125,270
Taxes on income                                                62,801         56,760         51,737
                                                        -------------------------------------------
Net earnings                                              $     3,102    $    81,679    $    73,533
                                                        ===========================================

Earnings per share:
     Basic                                                $      0.03    $      0.81    $      0.74
                                                        ===========================================
     Diluted                                              $      0.03    $      0.81    $      0.73
                                                        ===========================================

Weighted average number of shares outstanding:
     Basic                                                    101,118        100,413         99,948
                                                        ===========================================
     Diluted                                                  102,620        101,429        100,648
                                                        ===========================================

===================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                          II - 16

CONSOLIDATED BALANCE SHEETS

Dollars in thousands
====================================================================================================

September 30,                                                             1998              1997
====================================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                            $    79,004       $    54,494
  Short-term investments                                                         -             2,786
  Accounts and notes receivable, less allowance for
    doubtful receivables: 1998, $30,363; 1997, $29,022                     920,247           772,342
  Inventories                                                            1,458,290         1,309,359
  Income taxes receivable                                                   38,371             6,628
  Prepaid expenses                                                           4,876             9,866
                                                                     -------------------------------
      Total current assets                                               2,500,788         2,155,475
                                                                     -------------------------------



Property - at cost:
  Land                                                                      12,427            12,602
  Buildings and leasehold improvements                                      88,055            83,829
  Equipment and fixtures                                                   186,077           173,875
                                                                     -------------------------------
    Total property                                                         286,559           270,306
  Less accumulated depreciation and amortization                           141,745           131,944
                                                                     -------------------------------
      Property - net                                                       144,814           138,362
                                                                     -------------------------------



Other assets:
  Goodwill - net                                                           253,568           329,100
  Other investments                                                          8,851             5,895
  Noncurrent receivables                                                    19,176            12,651
  Deferred income taxes                                                      7,352                 -
  Deferred charges and other assets                                         68,663            65,640
                                                                     -------------------------------
      Total other assets                                                   357,610           413,286
                                                                     -------------------------------
      Total assets                                                      $3,003,212        $2,707,123
                                                                     ===============================

====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                              II - 17

CONSOLIDATED BALANCE SHEETS

Dollars in thousands
====================================================================================================

September 30,                                                             1998              1997
====================================================================================================
LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
  Accounts payable                                                     $1,579,332        $1,336,070
  Accrued liabilities                                                     113,331            82,070
  Customer credit balances                                                137,832           176,864
  Deferred income taxes                                                    72,846            28,281
  Current portion of long-term obligations                                  6,029             1,021
                                                                     -------------------------------
      Total current liabilities                                         1,909,370         1,624,306
                                                                     -------------------------------
Long-term obligations:
  7 3/8% senior notes                                                     149,522           149,411
  7 1/4% senior notes                                                      99,767            99,732
  Revolving bank loan payable                                             170,000           140,000
  7% convertible subordinated debentures                                   20,609            20,609
  6 7/8% exchangeable subordinated debentures                               8,425             8,425
  Deferred income taxes                                                         -             1,791
  Other                                                                    16,455            17,988
                                                                     -------------------------------
    Total long-term obligations                                           464,778           437,956
                                                                     -------------------------------
Shareowners' equity:
  Capital stock:
    Preferred - Authorized: 3,000,000 shares; issued: none                      -                 -
    Class A Common - Authorized: 200,000,000 shares;
      issued: 1998, 111,835,142 shares; 1997, 111,740,366 shares          167,753           167,611
  Paid-in capital                                                          80,231            72,555
  Net unrealized (loss) gain on investments, net of income taxes             (132)              409
  Retained earnings                                                       453,654           492,565
                                                                     -------------------------------
      Total                                                               701,506           733,140
  Treasury shares, at cost: 1998, 8,952,812 shares;
      1997, 10,909,966 shares                                             (72,442)          (88,279)
                                                                     -------------------------------
      Total shareowners' equity                                           629,064           644,861
                                                                     -------------------------------
      Total liabilities and shareowners' equity                        $3,003,212        $2,707,123
                                                                     ===============================

====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                              II - 18

STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY

====================================================================================================================================
                                              Class A Common                               Treasury Shares                 Total
                                           --------------------   Paid-in    Retained    --------------------           Shareowners'
Dollars And Shares In Thousands              Shares     Amount    Capital    Earnings     Shares      Amount     Other     Equity
====================================================================================================================================
Balance, September 30, 1995
 as previously reported                       55,229   $ 82,843   $146,507   $ 378,229     (5,443)   $(87,911)   $(319)   $519,349
1998 2-for-1 Class A Common Stock split       55,229     82,843    (82,843)                (5,443)                               -
                                           ----------------------------------------------------------------------------------------
Balance, September 30, 1995 as adjusted      110,458    165,686     63,664     378,229    (10,886)    (87,911)    (319)    519,349
Net earnings                                       -          -          -      73,533          -           -        -      73,533
Exercise of stock options                        584        877      3,707           -          -           -        -       4,584
Cash dividends declared, $0.192 per share          -          -          -     (19,182)         -           -        -     (19,182)
Change in net unrealized loss on
 investments, net of income tax                    -          -          -           -          -           -      682         682
                                           ----------------------------------------------------------------------------------------
Balance, September 30, 1996                  111,042    166,563     67,371     432,580    (10,886)    (87,911)     363     578,966
Net earnings                                       -          -          -      81,679          -           -        -      81,679
Exercise of stock options                        688      1,032      5,086           -        (22)       (332)       -       5,786
Cash dividends declared, $0.216 per share          -          -          -     (21,694)         -           -        -     (21,694)
Change in net unrealized gain on
 investments, net of income tax                    -          -          -           -          -           -       46          46
Acquisition of Treasury shares                     -          -          -           -          -         (36)       -         (36)
Other                                             10         16         98           -         (2)          -        -         114
                                           ----------------------------------------------------------------------------------------
Balance, September 30, 1997                  111,740    167,611     72,555     492,565    (10,910)    (88,279)     409     644,861
Net earnings                                       -          -          -       3,102          -           -        -       3,102
Exercise of stock options                         95        142      2,087                    261       2,110                4,339
Cash dividends declared, $0.315 per share          -          -          -     (31,939)         -           -        -     (31,939)
Change in net unrealized gain on
 investments, net of income tax                    -          -          -           -          -           -     (541)       (541)
Acquisition of businesses                          -          -      5,589     (10,074)     1,696      13,727        -       9,242
                                           ----------------------------------------------------------------------------------------
Balance, September 30, 1998                  111,835   $167,753   $ 80,231   $ 453,654     (8,953)   $(72,442)   $(132)   $629,064
                                           =========================================================================================

====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                                                            II - 19

STATEMENTS OF CONSOLIDATED CASH FLOWS

Dollars in thousands
===========================================================================================================

Years Ended September 30,                                             1998          1997         1996
===========================================================================================================
OPERATING ACTIVITIES
Net earnings                                                         $    3,102  $    81,679   $    73,533
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
    Provision for doubtful receivables                                   11,934       11,899         8,213
    Depreciation and amortization of property                            23,995       26,919        25,183
    Loss (gain) on dispositions of property                               1,214         (382)           12
    Amortization of  intangible assets                                   13,470       13,837        13,203
    Writedown of goodwill                                                87,271            -             -
    Abandonment of capitalized software                                   5,307            -             -
    Deferred compensation                                                 2,809        2,266         2,242
    Deferred income taxes                                                41,955       10,577         9,070
    Effects of changes, net of acquisitions:
      Receivables                                                      (153,505)    (103,814)      (76,926)
      Inventories                                                      (139,209)     (88,384)      (60,699)
      Income taxes receivable                                           (31,663)       7,287        (9,114)
      Prepaid expenses and other assets                                 (11,886)      (8,043)       (5,985)
      Accounts payable                                                  231,282       86,903       108,701
      Accrued liabilities                                                23,207       (9,935)        2,252
      Customer credit balances                                          (39,050)      43,582        38,516
                                                                 ------------------------------------------
        Net cash flows from operating activities                         70,233       74,391       128,201
                                                                 ------------------------------------------
Investing Activities
Property acquisitions                                                   (29,783)     (23,806)      (16,696)
Proceeds from dispositions of property                                       79        1,634         1,833
Purchases of other investments                                           (1,055)      (3,447)         (327)
Acquisition of businesses, less cash acquired                           (22,578)           -        (5,999)
Repurchase (proceeds from sale) of notes receivable
  with recourse                                                               -      (15,884)        7,712
                                                                 ------------------------------------------
        Net cash flows from investing activities                        (53,337)     (41,503)      (13,477)
                                                                 ------------------------------------------
FINANCING ACTIVITIES
Net revolving bank loan activity                                         30,000       20,000       (39,000)
Repayment of senior notes                                                     -            -      (100,000)
Repayment of other obligations                                           (2,502)      (3,972)       (5,020)
Increase in other obligations                                                 -            -           902
Shareowners' equity transactions:
  Exercise of stock options                                               4,339        5,786         4,584
  Cash dividends paid on Common Stock                                   (24,223)     (21,694)      (19,182)
  Other                                                                       -           78             -
                                                                 ------------------------------------------
        Net cash flows from financing activities                          7,614          198      (157,716)
                                                                 ------------------------------------------
Net increase (decrease) in cash and cash equivalents                     24,510       33,086       (42,992)
Cash and cash equivalents at beginning of year                           54,494       21,408        64,400
                                                                 ------------------------------------------
Cash and cash equivalents at end of year                            $    79,004  $    54,494   $    21,408
                                                                 ==========================================


SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for:
  Interest                                                          $    37,823  $    32,061   $    31,317
  Income taxes, net of refunds                                           61,731       50,715        51,077
===========================================================================================================

See accompanying Notes to Consolidated Financial Statements.


                                                 II - 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
For the Years Ended  September 30, 1998, 1997, and 1996


1.       Summary of Significant Accounting Policies

         Basis of Presentation

         The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances. Certain reclassifications have been made in the consolidated financial statements and notes to conform to 1998 presentations.

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

         Cash Equivalents and Investments

         The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments include debt instruments, principally variable rate demand notes having maturities of more than three months but less than one year. Other investments consist of equity securities and are classified as noncurrent assets.

         The Company has classified its investments in debt and equity securities as "available for sale" securities and has reported such investments at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Realized gains and losses on investments are determined by the specific identification method and are included in net earnings. Such realized gains and losses for the years ended September 30, 1998, 1997 and 1996 were not material.

         Inventories

         Inventories are valued at the lower of cost or market, determined on the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported by $132.3 million and $136.4 million at September 30, 1998 and 1997, respectively.

         Property

         Depreciation and amortization of property are computed principally on a straight-line basis over estimated useful lives. Generally, the estimated useful lives are 15 to 40 years for buildings and leasehold improvements, and 3 to 10 years for equipment and fixtures.

         Intangible Assets

         Goodwill, defined as the excess of cost over net assets of acquired companies (net of accumulated amortization of $67.2 million at September 30, 1998 and $57.3 million at September 30, 1997), is amortized on a straight-line basis principally over 40 years. Customer lists, included in deferred charges and other assets ($5.2 million at September 30, 1998, net of accumulated amortization of $21.0 million; $7.1 million at September 30, 1997, net of accumulated amortization of $19.1 million), are amortized on a straight-line basis over 15 years. In fiscal 1998, the Company changed its method for assessing the recoverability of goodwill from an undiscounted operating cash flow analysis to a fair value approach, based on discounted future operating cash flows. Management of the Company believes a fair value approach, based on discounted cash flows, is preferable for assessing the recoverability of goodwill. At least annually, management reviews intangible assets for possible impairment based on several criteria, including, but not limited to, sales trends, discounted operating cash flows and other operating factors. See Note 10 for a charge the Company recorded in fiscal 1998 related to impairment of intangible assets.

         Noncurrent Receivables

         Noncurrent receivables include notes receivable from employees and officers due at the Company's discretion in the amount of $4.8 million and $4.9 million at September 30, 1998 and 1997, respectively.

         Impairment of Long-Lived Assets

         The Company assesses the impairment of long-lived assets in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying amounts. An impairment loss is measured by comparing the fair value of an asset to its carrying amount.

         Revenue Recognition

         The Company records revenues when product is shipped or services are provided to its customers.

         Along with other companies in its industry, the Company has begun reporting as revenues the gross dollar amount of bulk shipments to customers' warehouses and the related costs in cost of sales. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. All years presented have been reclassified to reflect the new presentation (previously only the gross profit related to these bulk shipments was reported in revenues; this gross profit was not material in any year presented). During each of the fiscal years ended September 30, 1998, 1997 and 1996, the Company made bulk shipments to one customer's warehouses which comprised approximately 14% of the Company's consolidated total net sales and other revenues in those years.

         Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132") which standardizes the disclosure requirements for pensions and other postretirement benefits plans. This new statement does not change the measurement or recognition of those plans.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131") which requires companies to define and report financial and descriptive information on an annual and quarterly basis about their operating segments. This new statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This new statement defines comprehensive income as "all changes in equity during a period, with the exception of stock issuances and dividends."

         SFAS 133 will be adopted in the Company's 2000 fiscal year, and SFAS 132, 131 and 130 will be adopted in the Company's 1999 fiscal year as required. Management believes the adoption of these standards will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which the Company plans to adopt in fiscal 1999. This statement provides guidance for the capitalization and amortization of costs incurred in connection with software to be used internally by the Company. Although the guidance set forth in SOP 98-1 differs from the Company's current accounting methods in certain respects, management does not expect that adoption of the statement will have a significant impact on the Company's financial position, results of operations or cash flows.


2.       Borrowing Arrangements

         The Company's credit agreement (the "Credit Agreement") with a group of domestic and foreign banks allows for maximum borrowing up to $400 million, a maturity date of March 15, 2001, and borrowing under discretionary credit lines ("Discretionary Lines") outside of the Credit Agreement. Borrowings outstanding under the Credit Agreement were $170 million and $140 million at September 30, 1998 and 1997, respectively. Weighted average interest rates were 6.02% and 6.60% for borrowings outstanding at September 30, 1998 and 1997, respectively. The maximum outstanding borrowings at any quarter end under the Credit Agreement including Discretionary Lines for the years ended September 30, 1998 and 1997 were $368 million and $228 million, respectively. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company was in compliance with all required ratios at September 30, 1998.

         On May 23, 1995, the Company sold $100 million aggregate principal amount of 7 1/4% Senior Notes due June 1, 2005 (the "7 1/4% Notes"). On January 14, 1993, the Company sold $150 million aggregate principal amount of 7 3/8% Senior Notes due January 15, 2003 (the "7 3/8% Notes"). The 7 1/4% Notes and 7 3/8% Notes are not redeemable prior to maturity and are not entitled to any sinking fund. Interest on the 7 1/4% Notes is payable semi-annually on June 1 and December 1 of each year. Interest on the 7 3/8% Notes is payable semi-annually on January 15 and July 15 of each year. The carrying value of the 7 1/4% Notes and 7 3/8% Notes represents gross proceeds plus amortization of the original issue discount ratably over the life of each issue.

         The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on March 27, 1996. The registration statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time, up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from the sale of any such securities for general corporate purposes, which may include, without limitation, the repayment of indebtedness of the Company or of any of its subsidiaries, possible acquisitions, capital expenditures and working capital requirements. Pending such application, the net proceeds may be temporarily invested in short-term securities. No offering has occurred since the effective date of the registration statement. Any offering of such securities shall be made only by means of a prospectus.

         In July 1986, the Company issued $43.0 million of 6 7/8% Exchangeable Subordinated Debentures due July 2011 (the "6 7/8% Debentures") and during March 1990, $32.1 million principal amount of the 6 7/8% Debentures was tendered and purchased pursuant to an offer from the Company. Since March 1990, the Company has redeemed an additional $2.5 million aggregate principal amount plus accrued interest. The remaining unredeemed 6 7/8% Debentures receive interest on January 15 and July 15 of each year.

         In connection with the acquisition of Durr-Fillauer Medical Inc. and subsidiaries ("Durr") in September 1992, the Company assumed $69.0 million of Durr's 7% Convertible Subordinated Debentures due March 1, 2006 (the "7% Debentures"). Since September 1992, the Company has redeemed $48.4 million aggregate principal amount plus accrued interest. The remaining unredeemed 7% Debentures receive interest on March 1 and September 1 of each year.

         Scheduled future principal payments of long-term obligations, excluding deferred income taxes, are $6.0 million in fiscal 1999, $1.4 million in fiscal 2000, $171.3 million in fiscal 2001, $1.1 million in fiscal 2002, $150.5 million in fiscal 2003, and $140.5 million thereafter.


3.       Capital Stock, Paid-in Capital and Stock Options

         The authorized capital stock of the Company consists of 200,000,000 shares of Class A Common Stock, par value $1.50 per share (the "Common Stock"); and 3,000,000 shares of Preferred Stock without nominal or par value (the "Preferred Stock").

         The Board of Directors (the "Board") is authorized to divide the Preferred Stock into one or more series and to determine the relative rights, preferences and limitations of the shares of any such series. In addition, the Board may give the Preferred Stock (or any series) special, limited, multiple or no voting rights.

         Subject to the preferences and other rights of the Preferred Stock, the Common Stock may receive stock or cash dividends as declared by the Board and each share of Common Stock is entitled to one vote per share at every meeting of shareowners. In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the Preferred Stock may be entitled to a liquidation preference as compared with the rights of owners of the Common Stock.

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

         On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Common Stock which was paid on December 1, 1998 to shareowners of record on November 2, 1998. Share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock split.

         At September 30, 1998, there were outstanding options to purchase 43,885 shares of Common Stock, under a 1983 stock option plan, at prices per share not less than the fair market value on the dates the options were granted. No additional options may be granted under this plan.

         The Company has an amended and restated 1989 stock incentive plan which authorizes the granting of stock options to officers, key employees and other recipients to purchase shares of Common Stock within a ten-year period from date of grant at such price per share as may be set by the Company's Compensation/Stock Option Committee. The number of shares available for grant under the plan is formula-based, providing that, upon certain conditions, no more than 1% of the number of issued shares at the immediately preceding fiscal year-end may be added to the shares available for the grant pool in any fiscal year to this class of optionees. Stock option grants are also available to nonemployee directors and only at a price per share equal to the market value on the grant date. At September 30, 1998, there were 327,488 shares available for grant under the plan, with 182,260 shares specifically reserved for nonemployee directors.

         Stock appreciation rights may be offered to some or all of the employees, but not nonemployee directors, who hold or receive options granted under the stock option plans. No stock appreciation rights were outstanding as of September 30, 1998, 1997, or 1996.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the

Company's 1989 stock incentive plan been determined based on the fair value at the grant date for grants in fiscal 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:


                                                      1998          1997          1996
         ----------------------------------------------------------------------------------
                                               (in thousands, except for per share amounts)
         Net earnings - as reported                  $ 3,102      $81,679      $73,533
         Net earnings - pro forma                    $   576      $80,474      $73,000
         Diluted earnings per share - as reported    $  0.03      $  0.81      $  0.73
         Diluted earnings per share - pro forma      $  0.01      $  0.79      $  0.73


         The fair value of options granted under the 1989 stock incentive plan during fiscal 1998, 1997 and 1996 were used to calculate the pro forma net earnings and diluted earnings per share above, on the various grant dates, using a binomial option-pricing model with the following weighted average assumptions:

                                                      1998          1997         1996
         --------------------------------------------------------------------------------
         Dividend yield                               2.0%          2.0%         2.0%
         Expected volatility                         46.9%         36.6%        31.7%
         Risk-free interest rate                      4.9%          5.9%         5.8%
         Expected life                              4 years       4 years      4 years
         Fair value of grants                        $8.65         $4.14        $2.90

         Changes in the number of shares represented by outstanding options during the years ended September 30, 1998, 1997 and 1996 are summarized as follows:

                                                         1998                  1997                  1996
                                                ---------------------  -------------------   ------------------
                                                            Weighted              Weighted             Weighted
                                                             Average               Average              Average
                                                            Exercise              Exercise             Exercise
                                                  Actual      Price     Actual      Price     Actual      Price
         ------------------------------------------------------------------------------------------------------
         Outstanding at beginning of year        4,467,584    $9.13    4,723,566    $8.01   3,522,736     $6.58
         Options granted ($8.63 to
           $24.91 per share)                     3,105,716    23.06      787,506    12.86   1,887,500     10.12
         Options exercised ($2.97 to
           $12.30 per share)                      (355,546)    7.97     (688,342)    6.34    (584,664)     6.32
         Options canceled ($2.97 to
           $21.00 per share)                      (152,294)   13.65     (355,146)    8.50    (102,006)     7.50
                                                ---------------------------------------------------------------
         Outstanding at end of year
           (1998, $4.97 to $24.91 per share)     7,065,460   $15.21    4,467,584    $9.13   4,723,566     $8.01
                                                 ==============================================================

         Exercisable at end of year              2,772,161             2,581,592            1,666,830
                                                 =========            ==========            =========

         Available for grant at end of year        327,488               427,006              886,406
                                                   =======               =======              =======


         The following table summarizes information concerning outstanding and exercisable options at September 30, 1998:

                                                   Options Outstanding                    Options Exercisable
                                            -------------------------------------      -----------------------
                                                            Weighted
                                                             Average     Weighted                     Weighted
                                                            Remaining     Average                      Average
                                              Number       Contractual   Exercise         Number      Exercise
         Range of exercise prices           Outstanding       Life         Price        Exercisable     Price
         ------------------------------------------------------------------------------------------------------------------
            $4.97  -   $5.93                  396,172         5.03         $5.90          396,172       $5.90
            $6.00  -   $6.76                  624,006         5.67         $6.30          624,006       $6.30
            $7.24  -   $8.48                  746,270         3.16         $7.82          746,270       $7.82
            $8.52  -   $8.90                  202,330         6.41         $8.67          125,424       $8.68
            $9.77                             863,466         7.11         $9.77          431,733       $9.77
           $10.40  -  $11.55                  512,622         7.89        $11.37          248,186      $11.36
           $12.30  -  $14.57                  778,978         8.15        $13.09          194,745      $13.09
           $21.00  -  $21.11                1,065,100         8.90        $21.06            5,625      $21.00
           $24.91                           1,876,516         9.99        $24.91                -      $    -
                                          -------------------------------------------------------------------

                                            7,065,460         6.30        $15.21        2,772,161      $ 8.26
                                          ===================================================================

         At September 30, 1998, an aggregate of 9,244,766 shares of Class A Common Stock was reserved for the exercise of stock options and for issuance under the elective retirement savings plan (see Note 8).

4.       Acquisitions

         On September 30, 1998, the Company acquired Ransdell Surgical, Inc. ("Ransdell"), a privately-held medical-surgical supply distributor, and its affiliate, Choice Systems, Inc. ("Choice"), a developer of supply channel management software for the healthcare industry, headquartered in Louisville, Kentucky. These acquisitions were accounted for as poolings of interests for financial reporting purposes. The Company issued approximately 716,000 shares of its Common Stock to the Ransdell and Choice shareowners.

         On August 31, 1998, the Company acquired The Lash Group, Inc. ("Lash"), a privately-held healthcare reimbursement consulting firm headquartered in Washington, D.C. This acquisition was accounted for as a pooling of interests for financial reporting purposes and the Company issued approximately 980,000 shares of its Common Stock to the Lash shareowners.

         The impact of the Ransdell, Choice and Lash acquisitions, on a historical basis, is not significant. Accordingly, prior period historical financial statements have not been restated for these acquisitions. The above acquired entities' financial results have been included in the consolidated financial results of the Company since the date of their respective acquisition dates. The aggregate merger expenses incurred related to these acquisitions were not material.

         On May 12, 1998, the Company completed the acquisition of Pacific Criticare, Inc. ("Pacific Criticare"), a privately-held distributor of medical-surgical products located in Waipahu, Hawaii for a cash purchase price of $4.0 million. The Company acquired assets at fair value of approximately $2.1 million, assumed liabilities of approximately $1.7 million and incurred costs of $.3 million. The Company recorded goodwill of approximately $3.9 million in the transaction.

         On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services ("Besse"), Inc., a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio, for a cash purchase price of $22.2 million. The Company acquired assets at fair value of approximately $11.5 million, assumed liabilities of approximately $6.7 million and incurred costs of $.4 million. The Company recorded goodwill of approximately $17.8 million in the transaction.

         On August 7, 1996, the Company completed the acquisition of certain net assets of Oncology Supply Company ("Oncology"), a privately-held oncology supply distributor located in Dothan, Alabama for a cash purchase price of $5.8 million. The Company acquired assets at fair value of approximately $6.5 million, assumed liabilities of approximately $5.4 million and incurred costs of $.2 million. The Company recorded goodwill of approximately $4.9 million in the transaction.

         Had the acquisitions of Pacific Criticare and Besse occurred at the beginning of fiscal 1997, the pro-forma inclusion of their operating results would not have had a significant effect on the reported consolidated net sales and other revenues and net earnings in either fiscal 1997 or 1998. Had the acquisition of Oncology occurred at the beginning of fiscal 1996, the pro-forma inclusion of its operating results would not have had a significant effect on the reported consolidated net sales and other revenues and net earnings in fiscal 1996.



5.       Earnings per Share

         During the fiscal year 1998, the Company adopted SFAS No. 128 ("SFAS 128"), "Earnings Per Share (EPS)," which replaced the previously reported primary and fully diluted EPS with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effect of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. All EPS amounts for all fiscal years have been presented and, where necessary, restated to conform to the requirements of SFAS 128.


         The following table sets forth the computation of basic and diluted EPS for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

         In thousands, except EPS                           1998         1997       1996
         ----------------------------------------------------------------------------------
         Numerator for both basic and
            diluted EPS - net earnings                   $   3,102    $ 81,679    $ 73,533
                                                         =================================

         Denominator:
            Denominator for basic EPS - weighted
               average shares of Class A Common
               Stock outstanding                           101,118     100,413      99,948
            Effect of dilutive employees' stock
               options (dilutive potential common
               shares)                                       1,502       1,016         700
                                                         ---------------------------------
            Denominator for diluted EPS - adjusted
               weighted average shares and
               assumed conversions                         102,620     101,429     100,648
                                                         =================================

         Earnings per share:
               Basic                                     $    0.03    $   0.81    $   0.74
                                                         =================================

               Diluted                                   $    0.03    $   0.81    $   0.73
                                                         =================================


6.       Leases

         The Company conducts most of its operations from leased warehouse and office facilities and uses certain data processing, transportation, and other equipment under lease agreements expiring at various dates through fiscal 2008, excluding renewal options. Future minimum rental commitments at September 30, 1998, under operating leases having noncancelable lease terms in excess of one year, aggregated $64.8 million, with rental payments during the five succeeding fiscal years of $23.1 million, $15.3 million, $10.9 million, $6.3 million and $3.2 million, respectively. Future minimum rentals to be received under noncancelable subleases at September 30, 1998 were not material. Net rental expense for the years ended September 30, 1998, 1997, and 1996, was $26.2 million, $22.3 million and $17.9 million, respectively. Sublease income was not material in any of these years.


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

         Total Federal and state taxes on income for the years ended September 30, 1998, 1997, and 1996 are summarized as follows:


         Dollars in thousands                  1998        1997       1996
         ------------------------------------------------------------------
         Currently payable
           Federal                            $15,714    $38,964    $35,985
           State                                5,132      7,219      6,682
         Deferred (principally Federal)        41,955     10,577      9,070
                                           --------------------------------

                  Total                       $62,801    $56,760    $51,737
                                           ================================

         Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income as the result of the following:


         Dollars in thousands                   1998        1997      1996
         ---------------------------------------------------------------------
         Statutory Federal income tax
            rate applied to earnings before
            taxes on income                     $23,066    $48,454    $43,844
         Increase (decrease) in taxes
            resulting from:
            Amortization of goodwill              3,319      3,262      2,447
            State income taxes - net of
               Federal benefits                   6,385      5,578      4,992
            Governmental investment income          (45)      (184)      (157)
            Goodwill writedown                   30,545          -          -
            Other                                  (469)      (350)       611
                                                -----------------------------

         Total taxes on income                  $62,801    $56,760    $51,737
                                                =============================


         The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1998 and 1997 are as follows:


         Dollars in thousands                                    1998             1997
         --------------------------------------------------------------------------------
         Deferred tax liabilities:
           Inventory basis difference due to LIFO
               method and uniform capitalization               $114,552           $49,142
           Accelerated depreciation                               7,368             8,223
           Employee benefits                                      2,481             4,048
           Mark to market receivables                             7,535                 -
           Other                                                  2,868             3,074
                                                               --------------------------
                  Total                                         134,804            64,487
                                                               --------------------------
         Deferred tax assets:
           Reserves for doubtful receivables                     17,695            15,639
           Restructuring expenses not currently deductible        2,736             1,264
           Vacation pay not currently deductible                  3,018             1,933
           Accrued liabilities not currently deductible          17,188            15,579
           AMT credit carryforward                               22,400                 -
           Net operating loss carryforwards                      15,050                 -
                                                               --------------------------

                  Total                                          78,077            34,415
         Valuation allowance for deferred income tax assets      (8,777)                -
                                                               --------------------------
         Deferred income tax assets                              69,310            34,415
                                                               --------------------------

         Net deferred tax liability                             $65,494           $30,072
                                                               ==========================


         Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes.

         The Company has approximately $43.0 million of net operating loss carryforwards related to an acquisition that can be used to reduce future taxable income. These net operating losses can only be used to offset income of the acquired entity, and, if not utilized, will begin expiring in fiscal 2002. The Company has provided a valuation allowance on a portion of the deferred tax asset related to the pre-acquisition net operating losses at September 30, 1998 due to the uncertainly regarding realization.


8.       Retirement and Savings Plans

         The Company provides for retirement benefits through an elective retirement savings plan and supplemental retirement plans.

         The Company has an elective retirement savings plan generally available to all employees with 30 days of service. Under the terms of the plan, the Company guarantees a contribution of $0.50 for each $1.00 invested by the participant up to the participant's investment of 6% of salary, subject to plan and regulatory limitations. The Company may also make additional cash or stock contributions to the plan at its discretion. The Company's contributions are vested to participants over five years. The Company made contributions of $4.5 million, $3.8 million, and $3.4 million to the plan in fiscal 1998, 1997, and 1996, respectively.

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

         The components of net periodic pension cost for the supplemental retirement plans for fiscal 1998, 1997, and 1996 are as follows:

         Dollars in thousands                       1998       1997      1996
         -----------------------------------------------------------------------
         Service cost                               $  916    $  598    $  294
         Interest cost                               1,843     1,596     1,519
         Amortization of prior service cost            251       378       378
         Amortization of initial unrecognized
           net obligation                              264       264       264
                                                    ---------------------------
                    Total                           $3,274    $2,836    $2,455
                                                    ===========================

         Assumptions   used  to  develop  the  net  periodic  pension  cost  for
supplemental retirement plans were:

                                               1998        1997          1996
         -----------------------------------------------------------------------
         Discount rate                         6.75%    7.00-8.00%    7.00-8.00%
         Rate of increase in salary levels     5.50%       5.50%         5.50%


         The funded status of the supplemental retirement plans at September 30, 1998 and 1997 is as follows:

         Dollars in thousands                                                 1998       1997
         ---------------------------------------------------------------------------------------
         Actuarial present value of benefit obligations:
           Vested benefits                                                  $16,979    $15,961
           Nonvested benefits                                                   186          -
                                                                            ------------------
           Accumulated benefit obligation                                    17,165     15,961
           Effect of assumed increase in future compensation levels           5,522      5,522
                                                                            ------------------
         Projected benefit obligation                                        22,687     21,483
         Assets of plans at fair value                                       (2,919)    (2,865)
                                                                            -------------------
         Excess of projected benefit obligation over assets                  19,768     18,618
         Unrecognized prior service cost                                     (1,882)    (2,132)
         Unrecognized net loss                                               (8,885)    (7,882)
         Unrecognized net obligation remaining from date of adoption         (3,049)    (3,314)
                                                                            -------------------

         Pension liability recognized in the consolidated balance sheets    $ 5,952    $ 5,290
                                                                            ==================


         At September 30, 1998 and 1997, the Company owned life insurance in the aggregate amounts of $48.8 million and $46.5 million, respectively, covering substantially all of the participants in the supplemental retirement plans. The Company intends to keep this life insurance in force until the demise of the participants.

         Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Approximately $0.4 million was charged to pension expense and contributed to these plans in each of the years ended September 30, 1998, 1997, and 1996.


9.       Contingencies

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

                  In October 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered into against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, as well as the cases which have been filed in various state courts. In December 1994, plaintiffs in the Federal action had moved to set aside the agreement, but plaintiffs' motion was denied on April 25, 1995. In 1996, the class plaintiffs filed a motion for approval of a settlement with 12 of the manufacturer defendants, which would result in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court granted approval for the settlement. In 1998, an additional four of the manufacturer defendants settled. The effect of the settlements on the sharing agreement is that the Company's maximum potential loss would be $1.0 million, regardless of the outcome of the lawsuits, plus possible legal fee expenses in excess of the Company's proportionate share of the $9.0 million reimbursement of such fees or any additional amounts to be paid by the manufacturer defendants.

         In September 1998, a jury trial of this action commenced in Federal Court. On November 30, 1998, the Court granted all remaining defendants a directed verdict, dismissing all class claims against the Company and other defendants. It is unclear whether the ruling will be appealed.

         In addition to the above-mentioned Federal class action and state court actions, the Company and other wholesale defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. After a successful motion by the Company and other wholesalers, the damage period in these cases has been limited to October 1993 to the present. These lawsuits are also covered by the sharing agreement described above.

         The Company believes that the allegations of liability set forth in these lawsuits are without merit as to the wholesaler defendants and that any attendant liability of the Company, although unlikely, would not have a material effect on the Company's consolidated financial condition, results of operations or cash flows.

         The Company is involved in various additional items of litigation. Although the amount of liability at September 30, 1998 with respect to these additional items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


10.      Special Charges

         During fiscal 1998, the Company recorded a special non-cash pre-tax charge of $87.3 million for writedown of Bergen Brunswig Medical Corporation ("BBMC") goodwill related to certain acquisitions made prior to September 1995, resulting from a realized impairment to the carrying value of BBMC's long-lived assets. In addition to the goodwill writedown, the Company recorded a pre-tax charge of $3.0 million for BBMC restructuring expenses which represent severance costs associated with streamlining and refocusing the sales organization and costs associated with the consolidation of four divisions to improve efficiency and customer service. Other special charges recorded during fiscal 1998 include a non-cash pre-tax charge of $5.3 million related to the abandonment of capitalized software as a result of technology improvements; and a pre-tax charge of $14.6 million related primarily to the terminated merger with Cardinal Health, Inc. ("Cardinal") (see Note 13).

         During fiscal 1997, the Company recorded a pre-tax charge of $5.8 million for expenses related to the proposed merger with IVAX Corporation which was terminated on March 20, 1997.

         Following is a summary of the special charges incurred by the Company in the last two fiscal years:

                                                Years Ended September 30,
                                                -------------------------
         In thousands                               1998        1997
         ----------------------------------------------------------------
         Goodwill writedown                      $ (87,271)    $     -
         Restructuring expenses                     (3,034)          -
         Abandoned capitalized software             (5,307)          -
         Merger-related expenses                   (14,635)     (5,800)
                                              -------------------------

              Total special charges               (110,247)     (5,800)
         Tax effect of special charges               9,421       2,378
                                              ------------------------

              Effect on net earnings             $(100,826)    $(3,422)
                                              =========================


11.      Disclosures About Fair Value of Financial Instruments

         The recorded amounts of the Company's cash and cash equivalents, short-term investments, accounts and notes receivable, other investments, noncurrent receivables, accounts payable and the revolving bank loan payable, the 6 7/8% Debentures and the 7% Debentures at September 30, 1998 approximate fair value. The fair values of the Company's 7 3/8% Notes and 7 1/4% Notes are estimated as follows, based on the market prices of these instruments as of September 30, 1998:

                                         Recorded
         Dollars in thousands              Amount          Fair Value
         --------------------------------------------------------------
            7 3/8%  Notes                 $149,522         $156,715
            7 1/4%  Notes                   99,767          104,720


12.      Pending Business Combinations

         On November 25, 1998, the Company signed an agreement to acquire 100% of the capital stock of J.M. Blanco, Inc. ("J.M. Blanco"), Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico. Under the terms of the agreement, the Company would pay approximately $24 million in cash and assume approximately $27 million in debt.

         On November 19, 1998, the Company signed an agreement to acquire substantially all of the business, assets and property, subject to certain liabilities, of Medical Initiatives, Inc. ("MII"), a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. Under the terms of the agreement, the Company would issue approximately 227,000 shares of the Company's Common Stock.

         On November 8, 1998, the Company signed a definitive purchase agreement to acquire Stadtlander Drug Co. Inc. ("Stadtlander"), a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. Under the terms of the agreement, the Company would pay approximately $178 million in cash and issue approximately 6,000,000 shares of its Common Stock, and assume approximately $100 million in debt.

         Consummations of the J.M. Blanco, MII and Stadtlander transactions, to be accounted for as purchases for financial reporting purposes, are subject to certain conditions, including the receipt of regulatory approvals. The purchase prices of these acquisitions are subject to adjustments after completion of acquisition audits. The MII acquisition is expected to be completed in the first quarter of fiscal 1999, while the J.M. Blanco and Stadtlander acquisitions are expected to be completed in the second quarter of fiscal 1999. The J.M. Blanco acquisition and the cash portion of the Stadtlander acquisition will be financed from borrowings under the Credit Agreement and other bank borrowings.


13.      Terminated Merger Agreement

         On August 23, 1997, the Company signed a definitive merger agreement with Cardinal, a distributor of pharmaceuticals and provider of value-added pharmaceutical-related services, headquartered in Dublin, Ohio. The merger agreement called for the Company to become a wholly-owned subsidiary of Cardinal and for shareowners of the Company to receive Cardinal Common Shares in exchange for outstanding shares of the Company's Common Stock. On July 31, 1998, the United States District Court for the District of Columbia granted the request of the Federal Trade Commission for a preliminary injunction to halt the proposed merger. On August 7, 1998, the Company and Cardinal jointly terminated the merger agreement.

         During fiscal 1998, the Company recorded a pre-tax charge of $14.0 million for expenses related to the Cardinal merger, net of a $7.0 million pre-tax reimbursement from Cardinal upon termination of the merger agreement. Additionally, the termination of the Cardinal merger agreement will cause the expenses incurred by the Company (that would not have been deductible had the proposed merger been consummated) to become deductible, resulting in a tax-benefit of $5.8 million (see Note 10).

INDEPENDENT AUDITORS' REPORT






To the Directors and Shareowners of
  Bergen Brunswig Corporation:


         We have audited the accompanying consolidated balance sheets of Bergen Brunswig Corporation and subsidiaries as of September 30, 1998 and 1997 and the related statements of consolidated earnings, shareowners' equity and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bergen Brunswig Corporation and subsidiaries at September 30, 1998 and 1997, and the results of their operations, and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

         As discussed in Note 1 of Notes to the Consolidated Financial Statements, the Company changed its method of accounting for the assessment of the recoverability of goodwill from an undiscounted operating cash flow analysis to a fair value approach based on discounted future operating cash flows.


/s/ Deloitte & Touche LLP
Costa Mesa, California
October 30, 1998 (except for
Note 12 as to which the date
is November 25, 1998)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                  None.

                                    PART III


ITEM 10. DIRECTORS OF THE REGISTRANT

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1999 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1999 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1999 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1999 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.



                                    III - 1

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1.       Financial Statements

                           The following  Consolidated  Financial  Statements of
                  Bergen Brunswig  Corporation and  Subsidiaries are included in
                  Part II, Item 8:

                           Statements of Consolidated  Earnings for the Years
                                Ended September 30, 1998, 1997 and 1996
                           Consolidated Balance Sheets, September 30, 1998
                                and 1997
                           Statements of Consolidated Shareowners' Equity for
                                the Years Ended September 30, 1998, 1997
                                and 1996
                           Statements of Consolidated Cash Flows for the Years
                                Ended September 30, 1998, 1997 and 1996
                           Notes to Consolidated Financial Statements
                           Independent Auditors' Report



         Financial statements and schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the consolidated financial statements or notes thereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)


     3.   Exhibits
          --------

             *3(a) The Restated Certificate of Incorporation dated November 13, 1998.

             *3(b) The By-Laws as amended and restated, dated November 13, 1998.

                    Exhibits 3(a) and 3(b) above are set forth as Exhibits 4.1 and 4.2 in the Company's Post Effective Amendment No. 2 to Form S-3 dated December 17, 1998 (file no. 333-63441).

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

           **10(a)  Bergen Brunswig Corporation Deferred Compensation Plan.

           **10(b) Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

            *10(c) Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977 and amended October 19, 1990.

            *10(d) Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies.

            *10(e)  Retired Officers' Medical Plan.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)

     3.   Exhibits
          --------
                    Exhibits 10(c), 10(d) and 10(e) are set forth as Exhibits 10(e), 10(g) and 10(o) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

           **10(f) Bergen Brunswig Corporation Stock Option Plans, other than the Amended and Restated 1989 Stock Incentive Plan.

            *10(g) Form of Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10.2 in the Company's Registration Statement on Form S-3 and Amendment No.1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

             10(h) Amended and Restated Supplemental Executive Retirement Plan dated September 24, 1998.

            *10(i) Amendment No.1 to the Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10(m) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

            *10(j) Amended and Restated Executive Loan Program dated March 3, 1995 is set forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

            *10(k)  Employment Agreement and Schedule.

            *10(l)  Severance Agreement and Schedule.

                    Exhibits 10(k) and 10(l) above are set forth as Exhibit 10(q) and 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

            *10(m) Stock Purchase Agreement, dated as of November 8, 1998, by and among Stadtlander Drug Co., Inc., Counsel Corporation, Stadt Holdings Inc. and the Company is set forth as Exhibit
                    2.1 to the Company's Report on Schedule 13D, dated November 18, 1998, filed with respect to PharMerica, Inc.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (Continued)

     3.   Exhibits
          --------
            21      List of subsidiaries of Bergen Brunswig Corporation.

            23      Independent Auditors' Consent.

            24      Power of  Attorney  is set forth on the  Signature  pages in
                    Part IV of this Annual Report.

            27      Financial  Data  Schedule for the year ended  September  30,
                    1998.

            99(a)   Statement Regarding Forward-Looking Information.

           *99(b) Split Dollar Life Insurance Plan with Robert E. Martini is set forth as Exhibit 99(b) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

            99(e) Waiver Letter to Amended and Restated Credit Agreement dated as of October 23, 1998.

           *99(f) Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

            99(g)   Independent Auditors' Preferability Letter.

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



(b)      Reports on Form 8-K:

         On November 12, 1998, a Current Report on Form 8-K, dated November 9, 1998, was filed, reporting under Item 5, that the Company entered into a Stock Purchase Agreement with Stadtlander Drug Co., Inc. ("SDC"), Counsel Corporation and Stadt Holdings, Inc., pursuant to which the Company has agreed to acquire 100% of the outstanding stock of SDC.

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


                                        BERGEN BRUNSWIG CORPORATION


December 28, 1998                       By /s/  Donald R. Roden
                                           ------------------------------------
                                                Donald R. Roden
                                                President and
                                                Chief Executive Officer


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

SIGNATURE                        TITLE                         DATE
---------                        -----                         ----

/s/   Robert E. Martini          Chairman of the Board         December 28, 1998
-----------------------          and Director
      Robert E. Martini


/s/   Donald R. Roden            President and Chief           December 28, 1998
---------------------            Executive Officer
      Donald R. Roden            and Director (Principal
                                 Executive Officer)

SIGNATURE                        TITLE                         DATE
---------                        -----                         ----


/s/   Neil F. Dimick             Executive Vice President,     December 28, 1998
--------------------             Chief Financial Officer
      Neil F. Dimick             and Director
                                 (Principal Financial
                                 Officer and Principal
                                 Accounting Officer)

/s/   John Calasibetta           Senior Vice President         December 28, 1998
----------------------           and Director
      John Calasibetta

/s/   Jose E. Blanco, Sr.        Director                      December 28, 1998
-------------------------
      Jose E. Blanco, Sr.

/s/   Rodney H. Brady            Director                      December 28, 1998
---------------------
      Rodney H. Brady

/s/   Charles C. Edwards, M.D.   Director                      December 28, 1998
------------------------------
      Charles C. Edwards, M.D.

/s/   Charles J. Lee             Director                      December 28, 1998
--------------------
      Charles J. Lee

/s/   George R. Liddle           Director                      December 28, 1998
----------------------
      George R. Liddle

/s/   James R. Mellor            Director                      December 28, 1998
---------------------
      James R. Mellor

/s/   George E. Reinhardt, Jr.   Director                      December 28, 1998
------------------------------
      George E. Reinhardt, Jr.

/s/   Francis G. Rodgers         Director                      December 28, 1998
------------------------
      Francis G. Rodgers

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------

  *3(a)     The Restated Certificate of Incorporation dated November
            13, 1998.

  *3(b) The By-Laws as amended and restated, dated November 13, 1998.

            Exhibits  3(a) and 3(b)  above are set forth as  Exhibit
            4.1 and 4.2 in the Company's  Post  Effective  Amendment
            No. 2 to Form S-3  dated  December  17,  1998  (file no.
            333-63441).

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

**10(a)     Bergen Brunswig Corporation Deferred Compensation Plan.

**10(b) Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

 *10(c)     Bergen  Brunswig   Corporation  Bonus  Plan  as  adopted
            September 1, 1977 and amended October 19, 1990.

 *10(d) Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies.

 *10(e)     Retired Officers' Medical Plan.

                          -----------------------------


EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------

            Exhibits 10(c), 10(d) and 10(e) are set forth as Exhibits 10(e), 10(g) and 10(o) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

**10(f) Bergen Brunswig Corporation Stock Option Plans, other than the Amended and Restated 1989 Stock Incentive Plan.

 *10(g) Form of Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10.2 in the Company's Registration Statement on Form S-3 and Amendment No.1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

  10(h)     Amended and Restated  Supplemental  Executive Retirement
            Plan dated September 24, 1998.                               68

 *10(i) Amendment No.1 to the Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10(m) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

 *10(j) Amended and Restated Executive Loan Program dated March 3, 1995 is set forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

 *10(k)     Employment Agreement and Schedule.

 *10(l)     Severance Agreement and Schedule.

            Exhibits 10(k) and 10(l) above are set forth as Exhibit 10(q) and 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

 *10(m) Stock Purchase Agreement, dated as of November 8, 1998, by and among Stadtlander Drug Co., Inc., Counsel Corporation, Stadt Holdings Inc. and the Company is set forth as Exhibit 2.1 to the Company's Report on Schedule 13D, dated November 18, 1998, filed with respect to PharMerica, Inc.

                          -----------------------------


EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------

    21      List of subsidiaries of Bergen Brunswig Corporation.         130

    23      Independent Auditors' Consent.                               131

    24      Power of Attorney is set forth on the Signature pages in
            Part IV of this Annual Report.

    27      Financial Data Schedule for the year ended September 30,
            1998.                                                        132

    99(a)   Statement Regarding Forward-Looking Information.             133

   *99(b) Split Dollar Life Insurance Plan with Robert E. Martini is set forth as Exhibit 99(b) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

    99(e)   Waiver Letter to Amended and Restated  Credit  Agreement
            dated as of October 23, 1998.                                134

   *99(f) Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

    99(g)   Independent Auditors' Preferability Letter.                  139

                          -----------------------------


EXHIBIT NO.                                                           PAGE NO.
-----------                                                           --------


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