Form 10-K/A
period 1998-09-30
BERGEN BRUNSWIG CORP
filed 1999-01-28
CIK 11454

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
                     (Amendment No. 1, amending Items 10-13)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
             (Exact name of registrant as specified in its charter)

      New Jersey                                              22-1444512
--------------------------------------------        ----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization                         Identification No.)

 4000 Metropolitan Drive, Orange, California                92868-3598
---------------------------------------------       ----------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (714) 385-4000
                                                    ----------------------------

Securities registered pursuant to
  Section 12(b) of the Act:

                                                       Name of each exchange on
     Title of each class                                  which registered
---------------------------------------------    -------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 30, 1998, 103,269,500 shares of Class A Common Stock were outstanding. The aggregate market value of the Class A Common Stock held by nonaffiliates of the registrant on November 30, 1998 was $3,053,887,205.

                       Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: None.

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

          The Restated Certificate of Incorporation of Bergen Brunswig Corporation (the "Company" or "Bergen") provides that the Board of Directors shall consist of not more than 15 directors nor less than 9 directors, the exact number within such limits to be fixed by the Board as provided in the By-Laws, which currently provide for 11 directors. The directors are divided into three approximately equivalent-sized classes, each class to serve for a period of three years on a staggered term basis.

          Information is set forth below concerning the individuals currently serving as directors of the Company; except where otherwise indicated, such individuals have held the occupational positions noted for at least the past five years.


Directors Whose Term Expires at the 1999 Annual Meeting
(Class II Directors)


Jose E. Blanco, Sr.                                       Director since 1992.
                                                          Age 72.

          Chairman of the Board (since 1987) of J.M. Blanco, Inc. (wholesale pharmaceutical distribution). Mr. Blanco is Chairman of the Company's Investment/ Retirement Plan Committee and Vice Chairman of the Company's Audit Committee.


Charles J. Lee                                            Director since 1972.
                                                          Age 73.

          Former Managing Director, Smith Barney Inc. (investment banking) (1989 to 1996). Mr. Lee is Chairman of the Company's Audit Committee and a member of the Executive, Financing and Nominating Committees.


George R. Liddle                                          Director since 1969.
                                                          Age 72.

          Investment Adviser. Former Vice President, Kidder, Peabody & Co., Inc.
(stockbrokers),   retired.   Mr.   Liddle   is  a   member   of  the   Company's
Investment/Retirement Plan Committee.


George E. Reinhardt, Jr.                                  Director since 1985.
                                                          Age 69.

          Formerly a  consultant  (1992 to 1995) to, and Senior  Vice  President
(1991), Chief Financial Officer (1976 to 1991) and Vice President, Finance (1981 to 1991) of, the Company. Mr. Reinhardt is a member of the Company's Executive, Financing, Investment/Retirement Plan and Nomination Committees.

Directors Whose Term Expires at the 2000 Annual Meeting
(Class III Directors)

Rodney H. Brady                                           Director since 1973.
                                                          Age 65.

          President and Chief Executive Officer, Deseret Management Corporation (diversified corporate holding company) since April 1996. Former President and Chief Executive Officer, Bonneville International Corporation (broadcast communications) (1985-1996). Mr. Brady is a director of Deseret Mutual Insurance Company and First Security Corporation. Mr. Brady is Vice Chairman of the Company's Compensation/Stock Option Committee and a member of the Company's Executive, Financing and Nominating Committees.


Charles C. Edwards, M.D.                                  Director since 1985.
                                                          Age 75.

          Former President and Chief Executive Officer, Scripps Clinic and Research Foundation and Scripps Institutions of Medicine and Science (health care) (1991 to 1993). Dr. Edwards is a director of Molecular Biosystems, Inc., Northern Trust Bank and IDEC Pharmaceutical Company. Dr. Edwards is Chairman of the Company's Compensation/Stock Option Committee and Vice Chairman of the Company's Investment/Retirement Plan Committee.


James R. Mellor                                           Director since 1979.
                                                          Age 68.


          Chairman of the Board, USEC, Inc. (an energy company), since July 1998. Former Chairman of the Board and Chief Executive Officer (1993 to 1997), and former President and Chief Operating Officer (1991 to 1993), of General Dynamics Corporation (diversified defense and aerospace corporation). Mr. Mellor is a director of General Dynamics Corporation, Aeromovel USA, Inc., Pinkertons, Inc., USEC, Inc. and Computer Sciences Corporation. Mr. Mellor is a member of the Company's Compensation/Stock Option Committee.


Francis G. Rodgers                                       Director since 1982.
                                                         Age 72.

          Author and Lecturer. Former Vice President, Marketing, IBM (information processing systems), retired. Mr. Rodgers is a director of Dialogic Corporation and Milliken and Company. Mr. Rodgers is a member of the Company's Audit Committee.

Directors Whose Term Expires at the 2001 Annual Meeting
(Class I Directors)

Robert E. Martini                                        Director since 1962.
                                                         Age 66.

          Chairman  of the Board  (since  1992) of, and  consultant  (since June
1997) to, the Company and formerly its Chief Executive  Officer (1990 to January
1997) and President (1981 to 1992).  Mr. Martini is a director of Mossimo,  Inc.

Mr. Martini is Chairman of the Company's Financing and Nominating Committees and a member of the Company's Executive Committee. Mr. Martini is the father of Brent R. Martini, an Executive Vice President of the Company.


Neil F. Dimick                                           Director since 1995.
                                                         Age 49.

          Executive Vice President and Chief Financial Officer (since 1992) of the Company and formerly its Vice President, Finance (1991 to 1992). President of Bergen Brunswig Specialty Company (since 1998), ASD Specialty Healthcare, Inc. (formerly known as Alternate Site Distributors, Inc.) (since 1996) and Integrated Commercialization Solutions, Inc. (since 1998), each subsidiaries of the Company. Mr. Dimick is a member of the Company's Financing and Investment/Retirement Plan Committees.


Donald R. Roden                                          Director since 1995.
                                                         Age 52.

          Chief  Executive  Officer  (since  January 1997) and President  (since
1995) of the Company and formerly the Chief Operating Officer (1995 to 1997) of the Company. Prior to joining the Company in 1995, Mr. Roden was a healthcare industry consultant (1993 to 1995) and Chief Executive, North America (1989 to
1993) of Reed Elsevier Medical (publishing). Mr. Roden is Chairman of the Company's Executive Committee and a member of the Company's Financing and Nominating Committees.

Director Emeritus

John Calasibetta                                    Director from 1962  to 1998.
                                                    Age 93

Former Senior Vice President of the Company.





ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

          Employee directors of the Company are not paid any fees, as such, for service on the Board or on any Board Committee. Each non-employee director received for fiscal 1998 an annual fee of $36,000 for Board service and an attendance fee of $2,000 for each Board meeting attended in person or $600 for each such meeting participated in by telephone. For Committee meetings, non-employee directors (other than the Chairman of the Committees) received $1,000 for each Committee meeting attended in person and $600 for each such meeting participated in by telephone. The Chairman of each Committee who is a non-employee director received a fee of $1,500 for each Committee meeting attended in person and $900 for each telephone meeting of the Committee in which he participated. A non-employee director who serves less than six months in a fiscal year receives 50% of the annual fee, and if he serves six months or more in a fiscal year, receives 100% of the prevailing annual fee. The Company's Deferred Compensation Plan provided that a non-employee director of the Company could elect to defer up to 100% of these fees or any fixed amount not less than $2,500 of such fees into said Plan.

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

          Under the Company's Amended and Restated 1989 Stock Incentive Plan each non-employee director was automatically entitled to an option covering 7,875 shares of Common Stock upon his initial election or appointment to the Board, and was thereafter entitled to an annual grant ("Annual Grant") only if the Company attained a ten percent or greater return on common equity in the preceding fiscal year. During fiscal 1998, each non-employee director received an Annual Grant representing options covering 4,000 shares.

Compensation of Executive Officers

          The following table sets forth information for the fiscal years ended September 30, 1998, 1997 and 1996, respectively, with respect to certain compensation awarded or paid to the Company's Chief Executive Officer and its other four most highly compensated executive officers during fiscal 1998 (collectively, the "Named Executive Officers"):


                                            SUMMARY COMPENSATION TABLE

                                                                                                          Long-Term
                                                                                                         Compensation
                                                                    Annual Compensation                     Awards
                                                        ---------------------------------------------
                                                                                           Other          Securities
                                                                                          Annual          Underlying      All Other
Name and Principal                                                                        Compen-          Options        Compensa-
Position                                       Year      Salary($)    Bonus($)(1)         sation          SARs(#)(2)      tion($)(3)
--------                                       ----      ---------    -----------         ------          ----------      ----------

Donald R. Roden                                1998        568,750          718,400       52,413(4)           300,000      5,000
President and Chief                            1997        500,000          465,700       67,694(4)            31,250      1,154
Executive Officer                              1996        400,000          359,000       63,601(4)           118,751        --

Neil F. Dimick                                 1998        366,250          462,900       51,073(5)           180,000      5,000
Executive Vice President,                      1997        325,000          309,900       47,290(5)                --      4,750
Chief Financial Officer                        1996        275,000          269,300      132,631(5)            50,001      4,571

Brent R. Martini                               1998        270,833          327,100           --              150,000      5,000
Executive Vice                                 1997        225,000          186,100       22,863(6)                --      2,841
President                                      1996        171,667          114,600        7,200               32,263      4,571

Charles J. Carpenter                           1998        257,083          312,200           --              150,000      5,000
Executive Vice President,                      1997        225,000          200,000       15,605(7)                --      4,750
Chief Procurement Officer                      1996        169,167          117,800        7,200               31,250      2,591

William J. Elliott                             1998        283,333          217,400           --              150,000      5,000
Executive Vice                                 1997        265,000          185,400       51,786(8)            11,000      3,363
President                                     1996(9)           --               --           --               31,250        --


---------------
(1) Amounts in this column reflect the aggregate annual bonus which was earned for such fiscal year.

(2) Number of shares granted has been adjusted to reflect the 2 for 1 stock split effected as of December 1, 1998.

(3) Reflects Company contributions under the Company's Pre-Tax Investment Retirement Account Employer Contributions Plus Plan.

(4) Includes $16,362, $31,992 and $35,188 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Roden for fiscal years 1996, 1997 and 1998, respectively, described under "Certain Transactions".

(5) Includes $16,288, $18,281 and $22,872 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Dimick for fiscal years 1996, 1997 and 1998, respectively, described under "Certain Transactions".

(6) Includes $6,169 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Brent R. Martini for fiscal year 1997 described under "Certain Transactions".

(7) Includes $4,113 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Carpenter for fiscal year 1997 described under "Certain Transactions".

(8) Includes $17,763 of imputed compensation reflecting the difference between the average market interest rate for the Company and the interest free loan to Mr. Elliott for fiscal year 1997, described under "Certain Transactions".

(9) Mr. Elliott's employment with the Company commenced during fiscal year 1997; accordingly, no compensation amounts (other than options granted immediately prior to the commencement of active employment) are reportable for the fiscal year 1996.


Employment and Severance Agreements

          In April 1994, the Board authorized the Company to enter into written employment agreements (the "Employment Agreements") and severance agreements (the "Severance Agreements") with certain executive officers of the Company, including Mr. Dimick. Similar agreements were entered into in October 1995 with Mr. Roden, in September 1996 with Mr. Carpenter and Brent R. Martini, and in October 1996 with Mr. Elliott.

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

          Under the Severance Agreements, a Change in Control with respect to the Company is deemed to occur 90 days prior to (i) the acquisition by any person, entity or group, within the meaning of Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") (excluding for this purpose
(A) the Company or (B) any employee benefit plan of the Company which acquires beneficial ownership of voting securities of the Company) of 50% or more of beneficial ownership (within the meaning of Rule 13(d)-3 promulgated under the Exchange Act) of the combined voting power of the Company's then outstanding securities; (ii) any rolling period of two consecutive years in which individuals who at the beginning of such period constitute the Board of Directors of the Company (and any new director whose election or nomination for election was approved by a vote of at least 2/3 of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors; provided, however, no director shall be considered to have been so approved if such director initially assumed office as a result of either an actual or threatened "election contest" (as described in Rule 14(a)-11 under the Exchange Act) or other actual or threatened solicitation of proxies or consent by or on behalf of any person other than the Board of Directors, including as a result of any agreement intended to avoid or settle any such election contest or proxy contest; (iii) the approval by the Company's shareowners of a dissolution or liquidation of the Company; (iv) the sale (or similar transaction) of all or substantially all of the Company's operating assets; or (v) a merger or consolidation, or a transaction having a similar effect, where (A) the Company is not the survivor,
(B) the majority of the Common Stock of the Company is no longer held by the holders of Common Stock of the Company immediately prior to the transaction, or
(C) the Company's Common Stock is converted into cash, securities or other property.

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

          Consulting Agreement

          The Company and Robert E. Martini have entered into a consulting agreement as of June 1, 1997 (the "Consulting Agreement") pursuant to which Mr. Martini continues to serve the Company as a consultant in exchange for a fee of $300,000 per year and certain continued benefits. The Consulting Agreement currently provides for a three-year evergreen term. The benefits to be provided to Mr. Martini will consist of continued participation in the Company's Retired Officers' Medical Plan (the "ROM Plan") and other benefits that are made available to executive officers of the Company.

         Retired Officers' Medical Plan

         In addition to the above arrangements, the Company has an unfunded, non-qualified ROM Plan available to certain named officers of the Company and their spouses, including executive officers now retired from the Company. The ROM Plan provides for payment of the participant's medical, dental, vision and prescription expenses at a level commensurate with the Company's medical benefit plans that are in effect upon the executive officer's retirement (as defined in the ROM Plan documents), but limited to the difference between benefits received or potentially available from other insurance sources (including governmental programs), if any, and the total expense actually incurred. The duration of the benefit is for the lifetime of the executive officer and the executive officer's spouse if such officer is married at the time of such officer's retirement. Based upon the various eligibility criteria under the ROM Plan, two of the Named Executive Officers (Charles J. Carpenter and Brent R. Martini) presently are eligible to receive benefits upon their retirement from the Company.

         Stock Option Grants and Exercises

         The following tables provide information with respect to stock options granted to and exercised by the Named Executive Officers during Fiscal 1998 and with respect to stock options held by the Named Executive Officers:


                                    OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                                     Individual Grants
                                                            -------------------------------------

                                        % of Total
                                        Options/SARS
                      Securities        Granted to
                      Underlying        Employees in        Exercise                       Grant Date
                      Optional/SARs     Fiscal Year         Price         Expiration       Present
Name                  Granted           1998                ($/Share)        Date          Value($)
----                  -------           ------------        ---------        ----          --------


Donald R. Roden       100,000(3)            3.38            21.0625        11/13/07       875,125(4)
                      200,000(5)            6.76            24.9063         9/23/08     2,515,000(6)

Neil F. Dimick         60,000(3)            2.03            21.0625        11/13/07       524,325(4)
                      120,000(5)            4.06            24.9063         9/23/08     1,509,000(6)

Brent R. Martini       50,000(3)            1.69            21.0625        11/13/07       436,625(4)
                      100,000(5)            3.38            24.9063         9/23/08     1,257,500(6)

Charles J. Carpenter   50,000(3)            1.69            21.0625        11/13/07       436,625(4)
                      100,000(5)            3.38            24.9063         9/23/08     1,257,500(6)

William J. Elliott     50,000(3)            1.69            21.0625        11/13/07       436,625(4)
                      100,000(5)            3.38            24.9063         9/23/08     1,257,500(6)

-------------

(1) All option information with respect to stock options granted prior to December 1, 1998 has been adjusted to reflect a 2 for 1 stock split effected as of that date.

(2) All options were granted as nonstatutory stock options to purchase shares of the Company's Class A Common Stock (the "Common Stock") at 100% of fair market value on the date of grant, unless otherwise noted, and vest 25% one year after the date of grant and then 25% per year thereafter.

(3) Of this amount, options covering 4,746 shares were granted as incentive stock options, which vest 100% four years after the date of grant.

(4) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 6.25%, an option term of ten years, a dividend yield of 1.72% and a stock volatility of .334.

(5) Shares vest 33 1/3% one year after the date of grant and 33 1/3% per year thereafter.

(6) The grant date present value is based on a Black-Scholes model and assumes a risk-free rate of return of 5.50%, an option term of ten years, a dividend yield of 1.55% and a stock volatility of .467.


                                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION/SAR VALUES (1)

                                                                         Number of Securities
                                    Shares                              Underlying Unexercised              Value of Unexercised
                                Acquired on          Value                 Options/SARs at                  In-the-Money Options/
                                   Exercise        Realized                   FY End (#)                      SARS at FY End($)
             Name                     (#)             ($)       Exercisable        Unexercisable       Exercisable     Unexercisable
             ----                     ---             ---       -----------        -------------       -----------     -------------

Donald R. Roden                        0                 0          134,372             465,630         2,050,515         2,930,895
Neil F. Dimick                         0                 0          133,342             233,288         2,278,930           841,249
Brent R. Martini                       0                 0           96,924             203,288         1,590,513           856,617
Charles J. Carpenter                 8,694          72,812           41,316             200,000           601,634           970,378
William J. Elliott                   8,694          84,497           29,890             196,916           342,211           762,404

--------------------

(1) All share amounts and dollar values have been adjusted to reflect the 2 for 1 stock split effected as of December 1, 1998.

(2) Pursuant to the rules promulgated by the Securities and Exchange Commission, these values were calculated by determining the difference between the value of the Company's stock at fiscal year end ($25.28 on September 30, 1998) and the exercise price of the options.

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


                      Average Annual
                       Compensation                                     Estimated Annual Retirement Benefits For
               During Highest Three of Final                              Years of Credited Service Shown Below
               Five Years Before Retirement                     10              20               30               40
               ----------------------------                     --              --               --               --


                         $200,000                          $ 69,600          $122,900         $122,900        $122,900
                          400,000                           172,400           279,100          279,100         279,100
                          600,000                           275,200           435,200          435,200         435,200
                          800,000                           377,800           591,000          591,000         591,000
                        1,000,000                           483,300           749,900          749,900         749,900



As of September 30, 1998, full years of actual credited service in these plans are: Mr. Roden - 3 years; Mr. Dimick - 7 years; Brent R. Martini - 11 years; Mr. Carpenter - 18 years; and Mr. Elliott - 2 years.

          Compensation for a particular year as used for the calculation of retirement benefits under the SERP includes base salary received during the year (including salary deferred under a salary reduction arrangement) and excludes all other compensation. Benefits, which are designed to be a certain percentage of the participant's aggregate compensation over the participant's last three years of service, are reduced by the following amounts: (1) the participant's primary insurance amount payable under the Social Security Act at retirement age; (2) the participant's benefit under the CAP; (3) an annuitized amount based upon an assumed level of participation in the Company's Pre-Tax Investment Retirement Account Employer Contributions Plus Plan; and (4) any amounts owed by a participant to the Company (except to the extent that such amount owed is under a program that expressly provides that there will not be an offset). Benefits are payable under the SERP in the form of a joint and survivor annuity, consisting of monthly payments to each participant for his or her life and, upon his or her death, a specified percentage of his or her monthly benefit to his or her surviving beneficiary for the beneficiary's remaining life. In the alternative, a participant may elect to receive his or her benefit in a lump sum. The Company may direct that any vested benefit of a participant be paid in a lump sum upon the death of the participant. A $5,000 funeral benefit is available to a participant's estate, offset by any funeral benefit paid under the CAP. Generally, the CAP benefit is a monthly retirement benefit paid over a specified number of months that, at the election of a participant, may be paid in a lump sum. Upon a change in control (as defined in the CAP and SERP), certain senior executive officers' benefits payable under the SERP would be accelerated such that their credited years of service in these plans would be as if they had attained the normal retirement age. In addition, a master trust (the assets of which are subject to the claims of the Company's general creditors) for certain executive officer deferral plans has been established to preserve these and certain other executive benefits.

Compensation Committee Interlocks and Insider Participation

          The following persons served on the Company's Compensation/Stock Option Committee during the fiscal year ended September 30, 1998: James R. Mellor, Charles C. Edwards, M.D. and Rodney H. Brady. None of the persons named was an officer or employee of the Company or any of its subsidiaries during the current fiscal year or during the fiscal year ended September 30, 1998. With the exception of Mr. Brady, none of the persons named is a former officer of the

Company or any of its subsidiaries; Mr. Brady was an officer of the Company and its subsidiaries more than ten years ago.

          For information regarding indemnification arrangements applicable to the Company's directors, see "Certain Relationships and Related Transactions - Certain Transactions".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

          The following table lists the beneficial ownership of each person or group who owns, to the Company's knowledge, more than five percent of its outstanding Common Stock, based on the number of shares of Common Stock outstanding as of November 1, 1998:


                                                                  Amount and
    Name and                                                       Nature of        Percent of
    Address of                                                     Beneficial      Outstanding
   Beneficial Owner                        Title of Class         Ownership (1)     Shares (1)
   ----------------                        --------------        -------------      ----------

Robert E. Martini                           Common Stock          5,523,518(2)         5.37
4000 Metropolitan Drive
Orange, California   92868

--------------------------


(1) The amounts and percentages set forth below are determined as of November 1, 1998, but are calculated to give effect to the 2 for 1 stock split which occurred on December 1, 1998.

(2) Except for 94,812 shares, all shares shown beneficially owned are those to which Mr. Martini has sole voting and dispositive power, including 370,876 shares which, as of November 1, 1998, may be acquired within sixty days pursuant to the exercise of stock options.

          The following table sets forth certain information regarding the ownership of the Company's Common Stock as of November 1, 1998, by: (a) each director (including Mr. Calasibetta, a director emeritus) and nominee; (b) each of the Named Executive Officers; and, (c) all directors and executive officers as a group:


                                         Aggregate Number
                                             of Shares                         Percent of
                                           Beneficially                        Outstanding
                                          Owned(1)(2)(3)                         Shares


Jose E. Blanco, Sr.                          23,380                                  *
Rodney H. Brady (4)                         115,146                                  *
John Calasibetta (5)                        464,774                                  *
Charles J. Carpenter                         83,180                                  *
Neil F. Dimick                              177,500                                  *
Dr. Charles C. Edwards                       34,202                                  *
William J. Elliott                           42,390                                  *
Charles J. Lee                               42,884                                  *
George R. Liddle (6)                         81,604                                  *
Brent R. Martini (7)                        603,824                                  *
Robert E. Martini(8)                      5,523,518                                 5.37
James R. Mellor                              40,004                                  *
George E. Reinhardt, Jr.                    221,344                                  *
Donald R. Roden                             273,748                                  *
Francis G. Rodgers                           39,684                                  *
All directors and executive
  officers as a group
 including those above (20 persons)       8,214,334                                 7.98
-----------------

*  Denotes ownership of less than 1% of the outstanding shares of Common Stock.


(1) All share information has been adjusted to reflect a 2 for 1 stock split effected as of December 1, 1998.

(2) Information as to beneficial ownership by the directors and executive officers named above has been furnished to the Company by such individuals. Except as indicated otherwise in the footnotes and except for 94,812 shares beneficially owned by Robert E. Martini, shares shown as beneficially owned are those to which the individual has sole voting and dispositive power. Such shares, where applicable, may be subject to community property laws and related statutes under which a spouse may be entitled to share in the management of the community property, which may include the right to vote or dispose of the shares.

(3) Includes the number of shares that could be purchased by exercise of options exercisable as of November 1, 1998, or within 60 days thereafter under the Company's stock option or stock incentive plans, as follows:
       Jose E. Blanco, Sr.-23,380 shares; Rodney H. Brady-31,260 shares; Charles
       J. Carpenter-54,486 shares; Neil F. Dimick-161,000 shares; Dr. Charles C. Edwards-27,978 shares; William J. Elliott- 33,696 shares; Charles J. Lee-31,260 shares; George R. Liddle-21,414 shares; Brent R. Martini-122,082 shares; Robert E. Martini-370,876 shares; James R. Mellor-31,260 shares; George E. Reinhardt, Jr.-23,380 shares; Donald R. Roden-218,748 shares; Francis G. Rodgers-31,260 shares, and all directors and executive officers as a group, including those above (20 persons) - 1,587,502 shares.

(4) Includes 4,626 shares held by two sons living at home and 79,260 shares held by Mr. Brady and his wife together as tenants in common.

(5)  Held in trust by Mr. Calasibetta for his own benefit.


(6) Includes 58,336 shares held by Mr. Liddle as co-trustee for the benefit of him and his wife.

(7)  Includes 456,718 shares held in trust for Brent R. Martini's benefit.

(8) Includes 94,812 shares beneficially owned by Mr. Martini for which he does not have voting or dispositive power.

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

          Based solely upon a review of the copies of the forms or information furnished to the Company, the Company believes that during the 1998 fiscal year all filing requirements applicable to its directors and officers were satisfied on a timely basis, except that Charles E. Carpenter (an executive officer of the Company) failed to file on a timely basis a report disclosing an acquisition of shares pursuant to a stock option exercise, William
J. Elliott (an executive officer of the Company) failed to file on a timely basis a report disclosing an acquisition of shares pursuant to a stock option exercise and John P. Naughton (a former executive officer of the Company) failed to file on a timely basis an acquisition of shares pursuant to a stock option exercise and a disposition of shares. These failures to file on a timely basis were inadvertent; the required filings were made promptly after the failures to file on a timely basis were noted.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain Transactions

          In April 1990, the Board approved an unfunded deferred compensation loan program available to the executive officers of the Company (the "Executive Loan Program") for the purpose of providing them with an incentive to remain with the Company. Under this program, loans are available to certain executive officers of the Company, except those who are also members of the Board. Under the original terms of the program, (A) each outstanding loan matures upon the officer's termination of employment unless extended by the Board and is evidenced by a secured promissory note in the principal amount of the loan which bears no interest, (B) an executive officer may borrow up to 125% of his or her annual salary in effect upon the date of any request, and (C) the value of collateral securing the loan must equal at least 125% of the principal loan amount. Although no interest is charged by the Company to the employee, the employee is deemed by the Internal Revenue Service to have compensation in the amount of interest calculated according to a formula prescribed by the Internal Revenue Service. The employee is also deemed to have paid interest in a like amount to the Company.

          In addition to the above loans, the Board has approved making loans to other key employees under terms similar to the Executive Loan Program. The principal amount of these loans outstanding as of December 31, 1998 to Robert E. Martini (director of the Company) was $1,400,000. The loans to Donald R. Roden and Neil F. Dimick (executive officers and directors of the Company), at the time made, and to William J. Elliott, Charles J. Carpenter and Brent R. Martini (executive officers of the Company) were made pursuant to the Executive Loan Program and were in the amounts of $625,000, $406,250, $331,250, $281,250 and
$281,250, respectively, as of December 31, 1998. In addition, Mr. Elliott received a relocation loan in the amount of $100,000 during fiscal 1997. Such amounts also represent the largest aggregate amount of each executive officer's indebtedness during the Company's last fiscal year.

          In 1998, the Company and the Named Executive Officers and certain other executive officers entered into separate agreements which have the effect of amending (without any conditions or further actions required on the part of such officers) the above-mentioned executive loans made under the Executive Loan Program, as evidenced by their respective promissory notes and related loan documentation, such that if either (A) the applicable executive officer remains in continuous employment with the Company until August 2001, or (B) such executive officer's employment with the Company is terminated before such date by the Company without cause or by such executive officer with good reason (as such term is defined in the Employment Agreements) or as a result of such executive officer's death or disability, then upon such date or the date of such termination, as applicable, the entire unpaid principal balance of the loan will be unconditionally and automatically (meaning no action required on the part of such officer) forgiven and canceled with no interest due.

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

          On November 25, 1998, the Company entered into a Stock Purchase Agreement with Jose E. Blanco Garrido, Thomas Blanco Garrido and J.M. Blanco, Inc. ("Blanco"), pursuant to which the Company will acquire all of the outstanding capital stock of J.M. Blanco, Inc. which is currently owned by Jose
E. Blanco Garrido and Thomas Blanco Garrido (collectively, the "Sellers"). The estimated net purchase price is $23.9 million, subject to certain adjustments. The Stock Purchase Agreement also contemplates that prior to the closing, Blanco may pay to the Sellers an aggregate dividend of up to $14 million. The Sellers are the sons of Jose E. Blanco, Sr., who has served as Chairman of the Board of J.M. Blanco, Inc. and also serves on the Board of the Company.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BERGEN BRUNSWIG CORPORATION



                                      By:    /s/ Milan A. Sawdei
                                             _____________________
January 27, 1999                                 Milan A. Sawdei
                                                 Executive Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                 TITLE                                  DATE

/s/ Robert E. Martini*                    Chairman of the Board and              January 27, 1999
----------------------                    Director
     Robert E. Martini


/s/  Donald R. Roden*                     President and Chief                    January 27, 1999
---------------------                     Executive Officer
      Donald R. Roden                     and Director (Principal
                                          Executive Officer)

/s/ Neil F. Dimick*                       Executive Vice President,              January 27, 1999
-------------------                       Chief Financial Officer
    Neil F. Dimick                        and Director
                                          (Principal Financial   Officer  and
                                          Principal Accounting Officer)

/s/ Jose E. Blanco, Sr.*                  Director                               January 27, 1999
------------------------
    Jose E. Blanco

/s/ Rodney H. Brady*                      Director                               January 27, 1999
--------------------
    Rodney H. Brady

/s/ Charles C. Edwards, M.D.*             Director                               January 27, 1999
-----------------------------
    Charles c. Edwards

/s/ Charles J. Lee*                       Director                               January  27 1999
-------------------
    Charles J. Lee

/s/ George R. Liddle*                     Director                               January 27, 1999
---------------------
    George R. Liddle

/s/ James R. Mellor*                      Director                               January 27, 1999
--------------------
    James R. Mellor



/s/ George E. Reinhardt, Jr.*             Director                               January 27, 1999
-----------------------------
    George E. Reinhardt, Jr.

/s/ Francis G. Rodgers*                   Director                               January 27, 1999
-----------------------
    Francis G. Rodgers

    *By: /s/  Milan A. Sawdei
         --------------------
              Milan A. Sawdei
              Attorney-in-fact
