Form 10-Q
period 1998-12-31
BERGEN BRUNSWIG CORP
filed 1999-02-16
CIK 11454

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

         For the fiscal quarter ended  December 31, 1998
                                     -----------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of each class of            Number of Shares Outstanding
             Common Stock                       January 31, 1999
        ----------------------            ----------------------------
        Class A Common Stock -
        par value $1.50 per share                 109,251,882

================================================================================

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                      INDEX
                                      -----
                                                                       Page No.
                                                                       --------


Part I.   Financial Information

          Item 1.   Financial Statements

                       Consolidated Balance Sheets, December 31,
                         1998 and September 30, 1998                      3

                       Statements of Consolidated Earnings
                         for the three months ended
                         December 31, 1998 and 1997                       4

                       Statements of Consolidated Cash Flows
                         for the three months ended
                         December 31, 1998 and 1997                       5

                       Notes to Consolidated Financial Statements         6


          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               11

          Item 3.   Quantitative and Qualitative Disclosures
                       About Market Risk                                 20

Part II.  Other Information

          Item 1.   Legal Proceedings                                    21

          Item 6.   Exhibits and Reports on Form 8-K                     22

Signatures                                                               23


Index to Exhibits                                                        24


ITEM 1.  FINANCIAL STATEMENTS
                                                  BERGEN BRUNSWIG CORPORATION
                                                  ---------------------------
                                                  CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                                    (dollars in thousands)
                                                          (Unaudited)
====================================================================================================================================
                                      December 31, September 30,           LIABILITIES AND               December 31,  September 30,
          - - ASSETS - -                 1998         1998           - - SHAREOWNERS' EQUITY - -             1998          1998
====================================================================================================================================

CURRENT ASSETS:                                                  CURRENT LIABILITIES:
  Cash and cash equivalents........... $   68,344  $   79,004      Accounts payable.......................  $1,937,606   $1,579,332
  Accounts and notes receivable,                                   Accrued liabilities....................      99,800      113,331
    less allowance for doubtful                                    Customer credit balances...............     160,278      137,832
    receivables: $32,965 at December                               Deferred income taxes..................      76,647       72,846
    31, 1998 and $30,363 at                                        Current portion of
    September 30, 1998................  1,047,285     920,247        long-term obligations................       1,913        6,029
   Inventories........................  1,966,727   1,458,290                                               ----------   ----------
   Income taxes receivable............     23,264      38,371               Total current liabilities.....   2,276,244    1,909,370
   Prepaid expenses...................      9,184       4,876                                               ----------   ----------
                                       ----------  ----------
            Total current assets......  3,114,804   2,500,788    LONG-TERM OBLIGATIONS:
                                       ----------  ----------      7 3/8% senior notes....................     149,550      149,522
                                                                   7 1/4% senior notes....................      99,775       99,767
                                                                   Revolving bank loan payable............     390,000      170,000
                                                                   7% convertible subordinated debentures.      20,609       20,609
                                                                   6 7/8% exchangeable
                                                                     subordinated debentures..............       8,425        8,425
PROPERTY  - at cost:                                               Other..................................      15,719       16,455
  Land................................     11,891      12,427                                               ----------   ----------
  Buildings and leasehold improvements     89,144      88,055               Total long-term obligations...     684,078      464,778
  Equipment and fixtures..............    191,206     186,077                                               ----------   ----------
                                       ----------  ----------    SHAREOWNERS' EQUITY:
            Total property............    292,241     286,559      Capital stock:
  Less accumulated depreciation                                      Preferred - authorized 3,000,000
    and amortization..................    145,290     141,745          shares; issued: none...............           -            -
                                       ----------  ----------        Class A Common - authorized
            Property - net............    146,951     144,814          200,000,000 shares; issued:
                                       ----------  ----------          112,310,016 shares at December 31,
                                                                       1998 and 111,835,142 shares at
                                                                       September 30, 1998.................     168,465      167,753
                                                                   Paid-in capital........................      88,103       80,231
                                                                   Net unrealized gain (loss) on
                                                                       investments,net of income taxes....         185         (132)
                                                                   Retained earnings......................     481,537      453,654
OTHER ASSETS:                                                                                               ----------   ----------
   Goodwill - net.....................    257,679     253,568          Total..............................     738,290      701,506
   Investments........................      8,460       8,851      Less Treasury shares at cost:
   Noncurrent receivables.............     20,946      19,176        8,742,910 shares at December 31,
   Deferred income taxes..............      7,647       7,352        1998 and 8,952,812 shares at
   Deferred charges and other assets..     71,380      68,663        September 30, 1998...................      70,745       72,442
                                       ----------  ----------                                               ----------   ----------
                                                                            Total shareowners' equity.....     667,545      629,064
            Total other assets........    366,112     357,610                                               ----------   ----------
                                       ----------  ----------
TOTAL ASSETS.......................... $3,627,867  $3,003,212    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY  $3,627,867   $3,003,212
                                       ==========  ==========                                               ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                                                                                    3




                          STATEMENTS OF CONSOLIDATED EARNINGS
                              FOR THE THREE MONTHS ENDED
                              DECEMBER 31, 1998 AND 1997
                        (in thousands except per share amounts)
                                      (Unaudited)

                                                           =============================
                                                               1998            1997
                                                           =============================
Consolidated Earnings:
Net sales and other revenues:
 Excluding bulk shipments to customers' warehouses           $3,960,106      $3,168,431
 Bulk shipments to customers' warehouses                      1,060,212         727,744
                                                           -------------   -------------
    Total net sales and other revenues                        5,020,318       3,896,175
                                                           -------------   -------------
Costs and expenses:
  Cost of sales                                               4,821,690       3,725,504
  Distribution, selling, general and
    administrative expenses                                     143,048         125,379
                                                           -------------   -------------
    Total costs and expenses                                  4,964,738       3,850,883
                                                           -------------   -------------
Operating earnings                                               55,580          45,292
Net interest expense                                              8,718           9,128
                                                           -------------   -------------
Earnings before taxes on income                                  46,862          36,164
Taxes on income                                                  18,979          14,827
                                                           -------------   -------------
Net earnings                                                 $   27,883      $   21,337
                                                           =============   =============


Basic And Diluted Earnings Per Share                         $      0.27     $     0.21
                                                           =============   =============


Weighted Average Number Of Shares Outstanding:
     Basic                                                      103,170         100,850
                                                           =============   =============

     Diluted                                                    104,968         102,326
                                                           =============   =============


Cash Dividends Declared Per Share Of
    Class A Common Stock                                     $        -      $     0.06
                                                           =============   =============

========================================================================================
See accompanying Notes to Consolidated Financial Statements.

                                             4


                              BERGEN BRUNSWIG CORPORATION
                              ---------------------------

                         STATEMENTS OF CONSOLIDATED CASH FLOWS
                              FOR THE THREE MONTHS ENDED
                              DECEMBER 31, 1998 AND 1997
                                    (in thousands)
                                      (Unaudited)

                                                          ==============================
                                                               1998              1997
                                                          ==============================
OPERATING ACTIVITIES
   Net earnings                                              $ 27,883          $ 21,337
   Adjustments to reconcile net earnings to net cash
     flows from operating activities:
      Provision for doubtful receivables                        3,361             3,157
      Depreciation and amortization of property                 5,557             6,862
      Loss on dispositions of property                            442                18
      Amortization of intangible assets                         2,680             3,463
      Deferred compensation                                     1,029               858
      Deferred income taxes                                       (64)              412
   Effects of changes on:
      Receivables                                            (131,659)          (77,885)
      Inventories                                            (507,959)         (317,881)
      Income taxes receivable                                  18,475            16,044
      Prepaid expenses and other assets                        (7,704)           (6,043)
      Accounts payable                                        357,557           126,502
      Accrued liabilities                                      (5,817)          (11,091)
      Customer credit balances                                 22,446           (17,046)
                                                            ----------       -----------
           Net cash flows from operating activities          (213,773)         (251,293)
                                                            ----------       -----------
INVESTING ACTIVITIES
   Property acquisitions                                       (8,030)           (4,213)
   Other                                                          807               575
                                                            ----------       -----------
           Net cash flows from investing activities            (7,223)           (3,638)
                                                            ----------       -----------
FINANCING ACTIVITIES
   Net revolving bank loan activity                           220,000           228,000
   Repayment of other obligations                              (5,909)             (399)
   Shareowners' equity transactions:
      Exercise of stock options                                 3,961                78
      Cash dividends paid on Common Stock                      (7,716)           (6,051)
                                                            ----------       -----------
           Net cash flows from financing activities           210,336           221,628
                                                            ----------       -----------
Net decrease in cash and cash equivalents                     (10,660)          (33,303)
Cash and cash equivalents at beginning of period               79,004            54,494
                                                            ----------       -----------
Cash and cash equivalents at end of period                   $ 68,344          $ 21,191
                                                            ==========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Cash paid (received) during the period for:
      Interest                                                $ 5,882           $ 7,354
      Income taxes - net of refunds                               566            (1,670)

========================================================================================
See accompanying Notes to Consolidated Financial Statements.

                                           5

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1.       Basis Of Presentation

                  Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") are a diversified drug and health care distribution organization and, as such, the nation's largest supplier of pharmaceuticals to the health systems market and the second largest wholesaler to the retail pharmacy market. The Company is one of the largest pharmaceutical distributors to provide both pharmaceuticals and medical-surgical supplies on a national basis.

                  The consolidated financial statements include the accounts of the Company, after elimination of the effect of intercompany transactions and balances.

                  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 1999 presentations.

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


         2.       Accounting Pronouncements

                  Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This statement defines comprehensive income as "all changes in equity during the period with the exception of stock issuances and dividends." The Company's comprehensive income consists of net earnings and net unrealized gains and losses on investments. For the three months ended December 31, 1998, total comprehensive income

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


was $28.1 million, comprised of $27.9 million of net earnings and $0.2 million of net unrealized gain on investments. Total comprehensive income for the three months ended December 31, 1997 was $21.2 million, comprised of $21.3 million of net earnings offset by $0.1 million of net realized loss on investments.

                  Effective October 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement provides guidance for the capitalization and amortization of costs incurred in connection with software to be used internally by the Company. Adoption of the statement has not had significant impact on the Company's financial position, results of operations or cash flows.


         3.       Revenue Recognition

                  Along with other companies in its industry, the Company now reports as revenues the gross dollar amount of bulk shipments to customers' warehouses and the related costs in cost of sales. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. All periods presented have been reclassified to reflect the new presentation. Previously, only the gross profit related to these bulk shipments was reported in revenues. This gross profit was not material in any period presented.


         4.       Borrowing Arrangements

                  The Company's credit agreement (the "Credit Agreement") allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. Outstanding borrowings under the Credit Agreement and discretionary lines were $390 million and $170 million at December 31, 1998 and September 30, 1998, respectively. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at December 31, 1998. The weighted average interest rate was 5.77% for borrowings outstanding at December 31, 1998.

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

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


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


         5.       Earnings Per Share

                  Basic earnings per share ("Basic") is computed by dividing net earnings (the numerator) by the weighted average number of shares of Class A Common Stock outstanding during each period (the denominator). Diluted earnings per share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of employees' stock options outstanding, computed using the treasury stock method.


         6.       Dividends

                  On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Class A Common Stock ("Common Stock") which was paid on December 1, 1998 to shareowners of record on November 2, 1998. Share and per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock split.

                  On September 24, 1998, the Company declared a $0.075 per share quarterly cash dividend on the Company's Common Stock that was paid on December 1, 1998 to shareowners of record as of November 2, 1998. This $0.075 payment constituted the Company's dividend for the first quarter ended December 31, 1998. Ordinarily the dividend for that quarter is not declared until November. However, in order to make its dividend announcement at the same time that the Company announced the 2-for-1 stock split, the Company declared this cash dividend early. For accounting purposes, this cash dividend was recorded in the fourth fiscal quarter ended September 30, 1998, resulting in a larger than usual dividend in that quarter and no dividend during the quarter ended December 31, 1998. In addition, on February 8, 1999, the Company declared a regular cash dividend of $0.075 per share on the Company's Common Stock, payable March 1, 1999 to shareowners of record on February 22, 1999.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


         7.       Acquisitions

                  On February 10, 1999, the Company completed the acquisition of 100% of the capital stock of J.M. Blanco, Inc. ("J.M. Blanco"), Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico. The Company paid approximately $29.7 million in cash and assumed approximately $22.2 million in debt.

                  On January 21, 1999, the Company completed the acquisition of Stadtlander Drug Co. ("Stadtlander"), a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $197.3 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140.8 million, and assumed indebtedness of approximately $100.9 million.

                  On December 31, 1998, the Company completed the acquisition of substantially all of the business, assets and property, subject to certain liabilities, of Medical Initiatives, Inc. ("MII"), a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. The Company issued approximately 210,000 shares of Common Stock, previously held as Treasury shares, valued at approximately $6.3 million, acquired assets at fair value of approximately $1.2 million, assumed liabilities of approximately $0.7 million and incurred costs of $0.2 million. The Company recorded goodwill of approximately $6.0 million in the transaction.

                  The purchase prices of the J.M. Blanco, Stadtlander and MII acquisitions, to be accounted for as purchases for financial reporting purposes, are subject to adjustments after the completion of acquisition audits. The J.M. Blanco acquisition and the cash portion of the Stadtlander acquisition were financed from borrowings under the Credit Agreement and other bank borrowings.


         8.       Pending Business Combination

                  On January 11, 1999, the Company signed a definitive merger agreement with PharMerica Inc. ("PharMerica"), one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The merger agreement, which has been approved by the Boards of Directors of the Company and PharMerica, calls for PharMerica to become a wholly-owned subsidiary of the Company. Under the terms of the proposed merger, stockholders of PharMerica would receive 0.275 of a share of the Company's Common Stock in exchange for each outstanding share of PharMerica's Common Stock. The Company would issue approximately 26 million shares of Common Stock in the transaction and would assume PharMerica's long-term debt which was approximately $593.6

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


million at December 31, 1998. The merger of the two companies has been structured as a tax-tree transaction and will be accounted for as a purchase for financial reporting purposes. On January 29, 1999, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the proposed merger. The merger is currently expected to be completed in the third quarter of fiscal 1999, subject to the satisfaction of certain conditions, including approvals of the Company's shareowners and PharMerica's stockholders.


         9.       Content of Interim Consolidated Financial Statements

                  In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first three months of fiscal 1999 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Portions of management's discussion and analysis presented below, consisting of those statements which are not historical in nature (including, without limitation, the Company's expectations regarding its margins and the Company's Year 2000 disclosures), constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and are incorporated herein by reference. The Company disclaims any obligation to update any forward-looking statement.

Results of Operations
---------------------

                  The Company reported significant increases in both revenues and earnings during the quarter ended December 31, 1998 (the first quarter of fiscal year 1999) compared to the quarter ended December 31, 1997 (the first quarter of fiscal year 1998). Net sales and other revenues, including bulk shipments to warehouses, increased 29% while pre-tax earnings and net earnings increased 30% and 31%, respectively.

                  Diluted earnings per share for the first quarter of fiscal 1999 increased 29% over the corresponding prior-year quarter. Due primarily to the issuance of shares of Common Stock in connection with business acquisitions and the exercise of employees' stock options, there was a 3% increase in the weighted average number of shares outstanding for the diluted earnings per share computation in the first quarter of fiscal 1999 compared to the corresponding prior-year quarter.

                  The following table summarizes the components of the Company's operating earnings for the first quarter of the current and prior fiscal year and should be read in connection with the discussion below.


                                                           Three Months Ended
                                                              December 31,
                                                        --------------------------         %
    Dollars in millions                                     1998           1997         Change
    ==========================================================================================
    Revenues excluding bulk shipments                   $ 3,960.1        $ 3,168.4         25%
    Bulk shipments                                        1,060.2            727.8         46
                                                        -------------------------------------
         Total net sales and other revenues               5,020.3          3,896.2         29
    Cost of sales                                         4,821.7          3,725.5         29
                                                        -------------------------------------
         Gross profit                                       198.6            170.7         16
    Distribution, selling, general &
         administrative expenses (DSG&A)                    143.0            125.4         14
                                                        -------------------------------------
         Operating earnings                             $    55.6        $    45.3         23%
                                                       =======================================

    Percentage of revenues excluding bulk shipments:
          Gross profit                                       5.01%            5.39%
          DSG&A expenses                                     3.61%            3.96%
          Operating earnings                                 1.40%            1.43%


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                  Revenues

                  Along with other companies in its industry, the Company now reports bulk shipments of pharmaceuticals in revenues and cost of sales. Previously, only the gross profit on such bulk shipments was reported in revenues. Fiscal year 1998 amounts presented herein have been reclassified to conform with the new reporting method. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either (a) shipments from the supplier directly to the customer's warehouse or (b) shipments from the supplier to Company warehouses for immediate shipment to the customer's warehouse. Bulk sales of pharmaceuticals do not impact the Company's inventory since the Company simply processes the orders that it receives from its suppliers directly to the customers' warehouses. The Company serves as an intermediary by paying the supplier and billing the customer for the goods. Due to the insignificant margins generated through bulk shipments, fluctuations in such revenues have an immaterial impact on the Company's pre-tax earnings.

                  Revenues excluding bulk shipments increased 25% in the current quarter over the corresponding prior-year quarter. Substantially all of the increase reflects internal growth within the Company's existing pharmaceutical, medical-surgical supply and specialty products distribution businesses, with only a small portion of the increase attributable to acquired entities.

                   All three of the aforementioned businesses contributed to the revenue growth in the first quarter. Revenues from the pharmaceutical business grew 22%, with double-digit percentage increases across all major customer categories and geographic regions. Such increases were volume-related, reflecting growth from increased shipments to existing customers as well as from shipments to new customers. Revenues from the medical-surgical supply business increased 13%, primarily attributable to (a) the acquisition of Pacific Criticare, Inc. in May 1998 and Ransdell Surgical, Inc. in September 1998, which enabled this business to serve additional geographic areas and (b) shipments to new primary acute care customers. Revenues from the specialty products business increased 134%, primarily reflecting growth from existing and new customers; a small portion of this growth was attributable to the acquisition of Besse Medical Services, Inc. in January 1998, which expanded this business' sales to the physician market.


                  Gross Margins

                  Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 5.01% and 5.39% for the first fiscal quarter of 1999 and 1998, respectively. The decrease primarily reflects lower gross margins in the pharmaceutical and medical-surgical supply businesses. Pharmaceutical gross margins decreased principally due to a change in the sales mix, with a greater portion of revenues coming from health systems and large retail chain customers. Partially offsetting this mix effect were higher inventory investment buying gains in the current year quarter. Medical-surgical supply gross margins declined slightly due to a higher sales mix of lower-margin shipments to the

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


acute care market. Specialty products gross margins were approximately the same as in the prior year quarter.

                  In all of the Company's businesses, it is customary to pass on manufacturers' price increases to customers. Investment buying enables distributors such as the Company to benefit by purchasing goods in advance of anticipated manufacturers' price increases. Consequently, the rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

                  Management anticipates further downward pressure on gross margins in fiscal 1999 because of continued price competition influenced by health systems and large retail chain customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products and services, the Company's acquisition of Stadtlander and pending acquisition of PharMerica and continued reduction of distribution, selling, general and administrative expenses as a percentage of revenues, as described below.


                  Distribution, Selling, General &
                  Administrative Expenses ("DSG&A")

                  DSG&A as a percentage of revenues excluding bulk shipments was
3.61% and 3.96% in the first quarter of fiscal 1999 and 1998, respectively. This decrease was primarily attributable to continued operating efficiencies and the spreading of fixed costs over a larger revenue base. Through such measures as consolidation of distribution centers, installation of automated warehouse equipment, and investments in information technology, the Company's infrastructure has been able to process increasing volume without a proportionate increase in DSG&A. Also, the aforementioned shift in the pharmaceutical mix towards health systems and large retail chains reduced the DSG&A percentage because these customers, which buy in large quantities, are less costly to service. In addition, the DSG&A percentage for the medical-surgical supply business was lower in the current year quarter largely due to the benefits of the restructuring program initiated in September 1998.


                  Other Income Statement Line Items

                  Net interest expense decreased by $0.4 million, or 4%, compared to the prior year quarter. The decrease resulted principally from lower average borrowings under the Credit Agreement and discretionary lines, as well as from lower interest rates on such borrowings.

                  Taxes on income were 40.5% and 41.0% of pre-tax earnings in the first quarter of fiscal 1999 and 1998, respectively. The lower tax rate in the current year primarily reflects a reduction in the amount of nondeductible goodwill amortization.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Liquidity And Capital Resources
-------------------------------

                  Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year. Except that debt is net of cash herein, these percentages are calculated in accordance with the covenants set forth in the Company's Credit Agreement, in which certain non-cash charges are excluded from the calculation:

                               December 31,   September 30,
                                  1998            1998
     ========================================================
     Debt, net of cash             44%             34%
     Equity                        56%             66%

                  The increase in the debt percentage is mainly due to an increase in borrowings under the Credit Agreement and discretionary lines to $390 million at December 31, 1998 from $170 million at September 30, 1998. Such an increase in borrowings is a normal seasonal fluctuation reflecting the nature of the Company's business, which involves carrying higher inventory levels of certain pharmaceuticals during the winter months as well as making larger inventory investment buys near the end of the calendar year.

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

                  On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Common Stock , which was paid on December 1, 1998 to shareowners of record on November 2, 1998. All per share amounts presented herein have been restated to reflect the effect of this stock split.

                  Cash dividends per share paid on Common Stock amounted to $.075 and $.06 in the first quarter of fiscal 1999 and 1998, respectively. The fiscal 1999 first quarter dividend was actually declared on September 24, 1998 (in the fourth quarter of fiscal year 1998) but was not paid until December 1,

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


1998 to  shareowners  of record on November 2, 1998.  The  declaration  was made earlier than usual in order to coincide with the announcement of the aforementioned 2-for-1 stock split. On February 8, 1999, the Company declared a regular cash dividend of $.075 per share of Common Stock, payable on March 1, 1999 to shareowners of record on February 22, 1999.

                  The Company's cash flows during the first quarters of fiscal 1999 and 1998 are summarized in the following table:

                                                                 Three Months Ended
                                                                    December 31,
                                                              -------------------------
      (in millions)                                             1998              1997
     ----------------------------------------------------------------------------------
     Net earnings after non-cash charges                      $  40.9          $  36.1
     Increases in non-cash assets and liabilities              (254.7)          (287.4)
                                                             -------------------------
     Cash flows from operations                                (213.8)          (251.3)
     Capital expenditures                                        (8.0)            (4.2)
     Net proceeds from debt                                     214.1            227.6
     Cash dividends paid                                         (7.7)            (6.1)
     Other - net                                                  4.7              0.7
                                                             -------------------------
     Net decrease in cash and cash equivalents               $  (10.7)         $ (33.3)
                                                             =========================



                  During the periods presented, cash flows from operations and borrowings under the Credit Agreement and discretionary lines has been adequate to fund working capital increases, capital expenditures, business acquisitions and dividend payments. The Company believes that internally-generated cash flows, funds available under the Credit Agreement and discretionary lines, and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ materially from this forward-looking statement as a result of unanticipated capital requirements or an inability to access the capital markets on acceptable terms when, and if, necessary.

                  Working capital increased to $838.6 million at December 31, 1998 from $591.4 million at September 30, 1998, primarily as a result of higher receivables and inventory balances supporting revenue growth and seasonal inventory requirements. The current ratio increased slightly to 1.37 at December 31, 1998 from 1.31 at September 30, 1998.

                  Capital   expenditures   for  fiscal  1999  and  1998  related
principally to additional investments in existing locations, as well as to purchases of warehousing equipment and data processing hardware and software.

                  Subsequent to December 31, 1998, the Company financed the acquisitions of Stadtlander and J.M. Blanco through additional borrowings on the discretionary lines under its Credit Agreement. The Company also assumed debt in connection with those acquisitions and will assume additional debt when the PharMerica acquisition is consummated in the third quarter of fiscal 1999. The Company is exploring various alternatives for the long-term financing of such

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


acquisitions and possible refinancing of the assumed debt, including an increase in the maximum borrowings under its Credit Agreement, other borrowings, or possible debt or equity offerings.


Mergers and Acquisitions
------------------------

                  On February 10, 1999, the Company completed the acquisition of 100% of the capital stock of J.M. Blanco, Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico. The Company paid approximately $29.7 million in cash and assumed approximately $22.2 million in debt.

                  On January 21, 1999, the Company completed the acquisition of all of the outstanding capital stock of Stadtlander, a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $197.3 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140.8 million, and assumed indebtedness of approximately $100.9 million.

                  On December 31, 1998, the Company completed the acquisition of substantially all of the business, assets and property, subject to certain liabilities, of MII, a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. The Company issued approximately 210,000 shares of Common Stock, previously held as Treasury shares, valued at approximately $6.3 million, acquired assets at fair value of approximately $1.2 million, assumed liabilities of approximately $0.7 million and incurred costs of $0.2 million. The Company recorded goodwill of approximately $6.0 million in the transaction.

                  The purchase prices of the J.M. Blanco, Stadtlander and MII acquisitions, to be accounted for as purchases for financial reporting purposes, are subject to adjustments after the completion of acquisition audits. The J.M. Blanco acquisition and the cash portion of the Stadtlander acquisition were financed from borrowings under the Credit Agreement and other bank borrowings.

                  On January 11, 1999,  the Company  signed a definitive  merger agreement with PharMerica, one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The merger agreement, which has been approved by the Boards of Directors of the Company and PharMerica, calls for PharMerica to become a wholly-owned subsidiary of the Company. Under the terms of the proposed merger, stockholders of PharMerica would receive 0.275 of a share of the Company's Common Stock in exchange for each outstanding share of PharMerica's Common Stock. The Company would issue approximately 26 million shares of Common Stock in the transaction and would assume PharMerica's long-term debt which was approximately $593.6 million at December 31, 1998. The merger of the two companies has been structured as a

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


tax-tree transaction and will be accounted for as a purchase for financial reporting purposes. On January 29, 1999, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the proposed merger. The merger is currently expected to be completed in the third quarter of fiscal 1999, subject to the satisfaction of certain conditions, including approvals of the Company's shareowners and PharMerica's stockholders.


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

                  Since the Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations, it has made resolution of the Year 2000 problem a major corporate initiative. In October 1996, the Company established a central office to direct its companywide Year 2000 efforts for all of its business, including Bergen Brunswig Drug
Company  ("BBDC"),  Bergen  Brunswig  Medical  Corporation  ("BBMC")  and Bergen
Brunswig Specialty Company "(BBSC"). A steering committee comprised of several executive officers provides top-level oversight for the program. Both internal and external resources are being used to identify, correct and test the Company's systems for Year 2000 compliance.

                  The Company's Year 2000 program addresses both information technology ("IT") and non-IT systems. The Company's business applications reside on mainframe, midrange and desktop computer systems. The Company's IT infrastructure is comprised of hardware, internally-developed software, and software purchased from external vendors. The Company's non-IT systems include equipment which uses date-sensitive embedded technology. Principal non-IT systems include telecommunications equipment, automated warehouse equipment, and hand-held order entry devices which the Company has provided to its customers.

                  The Company has divided its Year 2000 program by business unit and functional area into numerous individual projects in order to provide detailed management for each at-risk system. The Company's approach is to address each Year 2000 project in the following phases: inventory, assessment, planning, renovation, testing and certification. For BBDC, renovation of all critical systems and the majority of other systems was completed by December 31, 1998. Certain systems have already been tested and certified as Year 2000 compliant, and the Company expects testing and certification of substantially all remaining systems to be completed by June 30, 1999. By that date, the Company also plans to complete a comprehensive enterprise integration testing program. During the latter half of calendar 1999, the Company expects there to

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


be a relatively limited amount of effort required to complete the renovation and testing of certain non-IT systems.

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

                  The Company has not yet had an opportunity to perform a complete review of the Year 2000 compliance status of Stadtlander, J.M. Blanco and PharMerica (the three entities which the Company acquired, or proposes to acquire, subsequent to December 31, 1998). However, based on the Company's review performed so far, it is expected, although no assurances can be given, that the systems will be Year 2000 compliant by September 30, 1999.

                  The Company also recognizes that it would be at risk if its suppliers, customers, banks, utilities, transportation companies and other business partners fail to properly remediate their Year 2000 systems and software. Accordingly, during calendar 1998 the Company began the process of communicating with such entities through questionnaires and other means in order to assess the status of their remediation efforts. The Company is now in the process of meeting with major business partners to discuss progress and contingencies, conduct on-site assessments, and test critical electronic interfaces. Although the Company is not aware of any significant Year 2000 problems with any of these third parties, there can be no assurances that their systems or software will be remediated in a timely manner, or that a remediation failure would not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

                  The Company is also subject to risk should government or private payors and insurers fail to become Year 2000 compliant and therefore be unable to make full or timely reimbursement to the Company's customers and/or the Company. Such a situation could have a material adverse affect on the Company's cash flows by reducing the ability of customers to pay for products purchased from the Company and by delaying direct payments to the Company.

                  The Company is charging the cost of its Year 2000 program to expense as incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. Through December 31, 1998, total Year 2000 costs have amounted to approximately $8.5 million, of which $2.0 million and $0.9 million were incurred in the first quarters of fiscal 1999 and 1998, respectively. Remaining expenditures are expected to be approximately $11.5 million (including $5.5 million of hardware and other equipment), of which $10.0 million is planned for the last three quarters of fiscal 1999 and $1.5 million is planned for fiscal 2000. The aforementioned amounts exclude (1) the costs associated with

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


new BBMC and BBSC systems which are being installed primarily to integrate operations and achieve additional information technology functionality and (2) the costs associated with the remediation efforts for Stadtlander, J.M. Blanco and PharMerica. The Year 2000 remediation effort has not had a material impact on the Company's daily operations or the development of its information technology systems. Although the aforementioned cost estimates reflect management's best judgment using current information and assumptions about the future, actual costs could vary significantly from the Company's estimates due to technological difficulties, the noncompliance of IT vendors or other third parties, the Year 2000 readiness of companies acquired by the Company subsequent to December 31, 1998 and by entities that communicate with such acquired companies, and other factors.

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

                  The foregoing discussion concerning the Year 2000 problem contains forward-looking statements that involve risks and uncertainties (referred to above and in Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998) that could cause actual results to differ materially from such statements. Although the Company believes that minimal business disruption will occur as a result of Year 2000 issues, there is no assurance that all Year 2000 problems will be remediated in a timely manner by the Company or third parties and that any such failures will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk


                  The Company believes there has been no material change in its exposure to market risk from that discussed in Item 7a in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  There have been no new material developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the Securities and Exchange Commission on December 29, 1998, except as otherwise might be set forth below.

                  A United States federal investigation of Stadtlander with respect to possible violations of the Medicare provisions of the Social Security Act is being conducted. The activities under investigation predated the ownership of Stadtlander by Counsel Corporation ("Counsel"), the entity that sold Stadtlander to the Company. The Company has been advised that while owned by Counsel, Stadtlander cooperated fully with the authorities investigating this matter. Stadtlander has also been named as a defendant in legal proceedings commenced in the U.S. District Court, Northern District of Texas, Dallas Division, asserting, among other things, that by entering into a transaction with a third-party, Stadtlander interfered with the plaintiff's relationship with that third-party. This proceeding is in a preliminary stage: discovery has not yet commenced. The potential outcome of legal proceedings cannot be predicted with certainty. Counsel has agreed to provide certain indemnification to the Company with respect to these proceedings.

                  The Company is also involved in various additional items of litigation. Although the amount of liability at December 31, 1998 with respect to these items of litigation cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position, or results of operations or cash flows.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

            27(a) Financial Data Schedule for the three months ended December 31, 1998.

            27(b) Restated Financial Data Schedules for the fiscal years ended September 30, 1996, 1997 and 1998, and the period ended December 31, 1997.

            27(c) Restated Financial Data Schedules for the periods ended March 31, 1998 and June 30, 1998.

            99* Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.


            * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.


(b)      REPORTS ON FORM 8-K:

         On January 26, 1999, a Current Report on Form 8-K, dated January 22, 1999, was filed, reporting under Item 5, that the Company had completed the previously announced acquisition of the business of Stadtlander, an indirect wholly-owned subsidiary of Counsel Corporation.

         On January 13, 1999, a Current Report on Form 8-K, dated January 11, 1999, was filed, reporting under Items 5 and 7, the execution of a definitive merger agreement with PharMerica.

         On November 12, 1998, a Current Report on Form 8-K, dated November 9, 1998, was filed, reporting under Item 5, that the Company entered into an agreement to purchase Stadtlander.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BERGEN BRUNSWIG CORPORATION



                                   By /s/ Donald R. Roden
                                     -------------------------------------------
                                          Donald R. Roden
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




                                   By /s/ Neil F. Dimick
                                     -------------------------------------------
                                          Neil F. Dimick
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)





February 11, 1999

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------
                                INDEX TO EXHIBITS

   EXHIBIT                                                               PAGE
   NUMBER                                                               NUMBER
   ------                                                               ------



     27(a)      Financial  Data  Schedule  for the  three  months
                ended December 31, 1998.                                 25

     27(b)      Restated  Financial Data Schedules for the fiscal
                years ended  September  30, 1996,  1997 and 1998,
                and the period ended December 31, 1997.                  26

     27(c)      Restated Financial Data Schedules for the periods
                ended March 31, 1998 and June 30, 1998.                  27

     99* Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) in the Company's
                Annual Report on Form 10-K for the fiscal year ended September 30, 1998.









         * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.