Form 10-Q
period 1999-03-31
BERGEN BRUNSWIG CORP
filed 1999-05-17
CIK 11454

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

         For the fiscal quarter ended  March 31, 1999
                                     -----------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Title of each class of            Number of Shares Outstanding
             Common Stock                       April 30, 1999
        ----------------------            ----------------------------
        Class A Common Stock -
        par value $1.50 per share                 134,211,354

================================================================================

                           BERGEN BRUNSWIG CORPORATION


                                      INDEX

                                                                        Page No.

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets, March 31,
                      1999 and September 30, 1998                          3

                    Statements of Consolidated Earnings
                      for the second quarter and six months
                      ended March 31, 1999 and 1998                        4

                    Statements of Consolidated Cash Flows
                      for the six months ended
                      March 31, 1999 and 1998                              5

                    Notes to Consolidated Financial Statements             6


          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 12

          Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                                   25

Part II.  Other Information

          Item 1.           Legal Proceedings                             26

          Item 2.           Changes in Securities and Use of Proceeds     28

          Item 6.           Exhibits and Reports on Form 8-K              28

Signatures                                                                30


Index to Exhibits                                                         31


ITEM 1.  FINANCIAL STATEMENTS

                                               BERGEN BRUNSWIG CORPORATION
                                               ---------------------------

                                               CONSOLIDATED BALANCE SHEETS
                                        MARCH 31, 1999 AND SEPTEMBER 30, 1998
                                                 (dollars in thousands)
                                                       (Unaudited)
====================================================================================================================================
                                       March 31,   September 30,           LIABILITIES AND                 March 31,   September 30,
          - - ASSETS - -                 1999         1998           - - SHAREOWNERS' EQUITY - -             1999          1998
====================================================================================================================================

CURRENT ASSETS:                                                  CURRENT LIABILITIES:
  Cash and cash equivalents........... $   57,212  $   79,004      Accounts payable                         $2,047,288   $1,579,332
  Accounts and notes receivable,                                   Accrued liabilities                         124,387      113,331
    less allowance for doubtful                                    Customer credit balances                    155,196      137,832
    receivables: $53,035 at                                        Deferred income taxes                        82,111       72,846
    March 31, 1999 and $30,363                                     Current portion of
    at September 30, 1998.............  1,188,821     920,247        long-term obligations                       1,507        6,029
  Inventories.........................  2,112,710   1,458,290                                               ----------   ----------
  Income taxes receivable.............      5,969      38,371               Total current liabilities        2,410,489    1,909,370
  Prepaid expenses....................     18,918       4,876                                               ----------   ----------
                                       ----------  ----------
           Total current assets.......  3,383,630   2,500,788    LONG-TERM OBLIGATIONS:
                                       ----------  ----------      7 3/8% senior notes                         149,577      149,522
                                                                   7 1/4% senior notes                          99,784       99,767
                                                                   Revolving bank loan payable                 757,500      170,000
                                                                   7% convertible subordinated debentures       20,609       20,609
                                                                   6 7/8% exchangeable
                                                                     subordinated debentures                     8,425        8,425
PROPERTY  - at cost:                                               Other.....................                   15,395       16,455
  Land................................     11,630      12,427                                               ----------   ----------
  Buildings and leasehold improvements     94,639      88,055               Total long-term obligations      1,051,290      464,778
  Equipment and fixtures..............    205,579     186,077                                               ----------   ----------
                                       ----------  ----------    SHAREOWNERS' EQUITY:
           Total property.............    311,848     286,559      Capital stock:
  Less accumulated depreciation                                      Preferred - authorized 3,000,000
    and amortization..................    148,026     141,745          shares; issued: none                          -            -
                                       ----------  ----------        Class A Common - authorized
           Property - net.............    163,822     144,814          200,000,000 shares; issued:
                                       ----------  ----------          112,424,461 shares at March 31,
                                                                       1999 and 111,835,142 shares
                                                                       at September 30, 1998                   168,637      167,753
                                                                   Paid-in capital.............                184,082       80,231
                                                                   Net unrealized gain (loss) on
                                                                     investments, net of income taxes              346         (132)
                                                                   Retained earnings                           511,780      453,654
OTHER ASSETS:                                                                                               ----------   ----------
  Goodwill - net......................    632,850     253,568          Total.................                  864,845      701,506
  Investments.........................     11,356       8,851      Less Treasury shares at cost:
  Noncurrent receivables..............     22,322      19,176        3,066,811 shares at March 31,
  Deferred income taxes...............      8,158       7,352        1999 and 8,952,812 shares at
  Deferred charges and other assets...     79,661      68,663        September 30, 1998                         24,825       72,442
                                       ----------  ----------                                               ----------   ----------
           Total other assets.........    754,347     357,610               Total shareowners' equity          840,020      629,064
                                       ----------  ----------                                               ----------   ----------

TOTAL ASSETS.......................... $4,301,799  $3,003,212    TOTAL LIABILITIES AND SHAREOWNERS' EQUITY  $4,301,799   $3,003,212
                                       ==========  ==========                                               ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                                                               3




                               BERGEN BRUNSWIG CORPORATION
                              ---------------------------

                          STATEMENTS OF CONSOLIDATED EARNINGS
                       FOR THE SECOND QUARTER AND SIX MONTHS ENDED
                                 MARCH 31, 1999 AND 1998
                         (in thousands except per share amounts)
                                       (Unaudited)


                                               SECOND QUARTER               SIX MONTHS
                                          -------------------------   -------------------------
                                              1999          1998          1999          1998
                                          =========================   =========================
Consolidated earnings:
Net sales and other revenues:
 Excluding bulk shipments to
    customers' warehouses                 $ 4,301,945   $ 3,372,236   $ 8,262,051   $ 6,540,667
 Bulk shipments to customers'
    warehouses                                706,516       748,947     1,766,728     1,476,691
                                          -----------   -----------   -----------   -----------
    Total net sales and other revenues      5,008,461     4,121,183    10,028,779     8,017,358
                                          -----------   -----------   -----------   -----------
Costs and expenses:
  Cost of sales                             4,754,824     3,930,383     9,576,514     7,655,887
  Distribution, selling, general
     and administrative expenses              171,885       130,751       314,933       256,130
  Special charges                                   -         9,800             -         9,800
                                          -----------   -----------   -----------   -----------
      Total costs and expenses              4,926,709     4,070,934     9,891,447     7,921,817
                                          -----------   -----------   -----------   -----------
Operating earnings                             81,752        50,249       137,332        95,541
Net interest expense                           17,144        11,561        25,862        20,689
                                          -----------   -----------   -----------   -----------
Earnings before taxes on income                64,608        38,688       111,470        74,852
Taxes on income                                26,166        19,880        45,145        34,707
                                          -----------   -----------   -----------   -----------
      Net earnings                        $    38,442   $    18,808   $    66,325   $    40,145
                                          ===========   ===========   ===========   ===========

Earnings per share:

      Basic                               $       .36   $       .19   $       .63   $       .40
                                          ===========   ===========   ===========   ===========
      Diluted                             $       .35   $       .18   $       .62   $       .39
                                          ===========   ===========   ===========   ===========

Weighted average number of shares outstanding:
     Basic                                    108,027       100,868       105,598       100,859
                                          ===========   ===========   ===========   ===========
     Diluted                                  109,625       102,397       107,296       102,361
                                          ===========   ===========   ===========   ===========

Cash dividends declared per share
   of Class A Common Stock                $      .075   $      .060   $      .075   $      .120
                                          ===========   ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.


                                                 4


                                BERGEN BRUNSWIG CORPORATION
                                ---------------------------

                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 FOR THE SIX MONTHS ENDED
                                  MARCH 31, 1999 AND 1998
                                      (in thousands)
                                        (Unaudited)
                                                              ==========================
                                                                  1999          1998
                                                              ==========================
OPERATING ACTIVITIES
   Net earnings                                                $   66,325    $   40,145
   Adjustments to reconcile net earnings to net cash
     flows from operating activities:
        Provision for doubtful receivables                          9,870         7,317
        Depreciation and amortization of property                  12,653        12,221
        Loss on dispositions of property                              675           975
        Amortization of intangible assets                           7,182         6,864
        Deferred compensation                                       1,884         1,477
        Deferred income taxes                                       8,091        (3,112)
   Effects of changes, net of business acquisitions:
        Receivables                                              (148,671)      (86,315)
        Inventories                                              (622,112)     (284,830)
        Income taxes receivable                                    35,157        12,500
        Prepaid expenses and other assets                         (29,095)       (3,247)
        Accounts payable                                          402,089       116,256
        Accrued liabilities                                         7,737         7,307
        Customer credit balances                                   17,364       (28,287)
                                                               ----------    ----------
             Net cash flows from operating activities            (230,851)     (200,729)
                                                               ----------    ----------
INVESTING ACTIVITIES
   Property acquisitions                                          (13,856)      (11,015)
   Acquisition of businesses, less cash acquired                 (230,104)      (16,085)
   Other                                                            3,695           665
                                                               ----------    ----------
             Net cash flows from investing activities            (240,265)      (26,435)
                                                               ----------    ----------
FINANCING ACTIVITIES
   Net revolving bank loan activity                               587,500       185,000
   Repayment of other obligations                                (127,455)         (563)
   Shareowners' equity transactions:
        Exercise of stock options                                   5,194           335
        Cash dividends paid on Common Stock                       (15,915)      (12,102)
                                                               ----------    ----------
             Net cash flows from financing activities             449,324       172,670
                                                               ----------    ----------
Net decrease in cash and cash equivalents                         (21,792)      (54,494)
Cash and cash equivalents at beginning of period                   79,004        54,494
                                                               ----------    ----------
Cash and cash equivalents at end of period                     $   57,212    $        -
                                                               ==========    ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES Cash paid during the period for:
        Interest                                               $   22,695    $   20,251
        Income taxes - net of refunds                               2,490        25,854


See accompanying Notes to Consolidated Financial Statements.



                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1.       Basis Of Presentation

                  Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") is one of the nation's leading supply channel management companies, providing pharmaceuticals, medical-surgical and specialty products as well as information management solutions and outsourcing services designed to improve cost-effectiveness and increase value for customers, patients and manufacturers across the entire healthcare spectrum. The Company also develops disease-specific treatment protocols and pharmacoeconomic initiatives to assist in the reduction of overall healthcare costs while improving disease management and outcomes.

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


         2.       Accounting Pronouncements

                  Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This statement defines comprehensive income as "all changes in equity during the period with the exception of stock issuances and dividends." The Company's comprehensive income consists of net earnings and net unrealized gains and losses on investments. For the three months ended March 31, 1999 and 1998, total comprehensive

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)

income was $38.7 million and $19.1 million, respectively, comprised of $38.4 million and $18.8 million, respectively, of net earnings and $0.3 million and $0.3 million, respectively, of net unrealized gain on investments. Total comprehensive income for the six months ended March 31, 1999 and 1998 was $66.8 million and $40.3 million, respectively, comprised of $66.3 million and $40.1, respectively, of net earnings and $0.5 million and $0.2 million, respectively, of net unrealized gain on investments.

                  Effective October 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement provides guidance for the capitalization and amortization of costs incurred in connection with software to be used internally by the Company. Adoption of the statement has not had a significant impact on the Company's financial position, results of operations or cash flows.


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


         4.       Borrowing Arrangements

                  On April 23, 1999, the Company entered into a credit agreement (the "Senior Credit Facility") with a group of banks. The Senior Credit Facility allows borrowings of up to $600 million under a 364-day unsecured revolving line of credit to be used for general corporate purposes, including retirement of outstanding debt of the Company or any of its subsidiaries and entities which the Company may acquire in the future. The Senior Credit Facility has loan covenants which are identical to those of the Company's credit agreement (the "Credit Agreement").

                  On April 14, 1999, the Company entered into a series of commercial paper dealer agreements (the "Commercial Paper Agreements") with a group of commercial paper dealers which provides for the private placement of

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)

short-term commercial paper notes of the Company (the "Notes") up to a maximum of $1 billion outstanding. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue. The Notes may not be redeemed prior to maturity nor are they subject to voluntary prepayment.

                  The Company's Credit Agreement allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. On April 23, 1999, the Credit Agreement was amended to, among other things, allow borrowing under the Senior Credit Facility. Outstanding borrowings under the Credit Agreement and discretionary lines were $757 million and $170 million at March 31, 1999 and September 30, 1998, respectively. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at March 31, 1999. The weighted average interest rate was 5.21% for borrowings outstanding at March 31, 1999. The amount of credit available to the Company under the Credit Agreement and the Senior Credit Facility is reduced dollar for dollar by the amount of outstanding Notes.

                  The Company filed a shelf registration statement with the SEC which was declared effective on May 14, 1999 (the "1999 Registration Statement"). The 1999 Registration Statement contemplates the offering by the Company of senior and subordinated debt to the public from time to time up to an aggregate maximum principal amount of $300 million and enables the Company to effect the issuance of trust preferred securities in an amount equal to the registered amount of securities. In connection with the filing of the 1999 Registration Statement, the Company has formed three business trusts, each of which was established to sell preferred securities to the public; sell common securities to the Company; use the proceeds from these sales to buy an equal amount of subordinated debt securities of the Company ; and distribute the cash payments it receives on the subordinated debt securities it owns to the holders of its preferred and common securities. In turn, the Company will pay principal, premium (if any) and interest on its subordinated debt securities; and will guarantee the payment by each trust of the preferred securities based on certain obligations. The Company will use the net proceeds from any sale of such securities for general corporate purposes, including the retirement of outstanding debt of the Company or any of its subsidiaries and entities which the Company may acquire in the future. Each trust will use all proceeds from any sale of its common and preferred securities to purchase subordinated debt securities of the Company. Any offering of such securities shall be made only by means of a prospectus.

                  The Company also filed a shelf registration statement with the SEC which became effective on March 27, 1996 (the "1996 Registration Statement"). The 1996 Registration Statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


use the net proceeds from the any sale of such securities for general corporate purposes, which may include, without limitation, the repayment of indebtedness of the Company or of any of its subsidiaries, and entities which the Company may acquire in the future. Any offering of such securities shall be made only by means of a prospectus.


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

                  On September 24, 1998, the Company declared a $0.075 per share quarterly cash dividend on the Company's Common Stock that was paid on December 1, 1998 to shareowners of record as of November 2, 1998. This $0.075 payment constituted the Company's dividend for the first quarter ended December 31, 1998. Ordinarily the dividend for that quarter is not declared until November. However, in order to make its dividend announcement at the same time that the Company announced the 2-for-1 stock split, the Company declared this cash dividend early. For accounting purposes, this cash dividend was recorded in the fourth fiscal quarter ended September 30, 1998, resulting in a larger than usual dividend in that quarter and no dividend during the quarter ended December 31, 1998. A regular quarterly cash dividend of $0.075 per share of Common Stock was paid on March 1, 1999 and recorded in the second quarter of fiscal 1999. In addition, on April 23, 1999, the Company declared a regular quarterly cash dividend of $0.075 per share on the Company's Common Stock, payable June 1, 1999 to shareowners of record on May 3, 1999.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


         7.       Business Acquisitions

                  On April 26, 1999, the Company completed its acquisition of PharMerica, Inc. ("PharMerica"), one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The merger agreement, which was approved by the shareowners of both the Company and PharMerica on April 22, 1999, called for PharMerica to become a wholly-owned subsidiary of the Company. Under the terms of the merger, stockholders of PharMerica received
0.275 of a share of the Company's Common Stock in exchange for each outstanding share of PharMerica Common Stock. The Company issued approximately 24.7 million shares of Common Stock valued at approximately $700 million, assumed PharMerica's long-term debt which was approximately $600 million and granted stock options covering approximately 1.5 million shares of Common Stock to replace the PharMerica stock options. The merger of the two companies is structured as a tax-free transaction and will be accounted for as a purchase for financial reporting purposes.

                  On February 10, 1999, the Company completed the acquisition of 100% of the capital stock of J.M. Blanco, Inc. ("J.M. Blanco"), Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico, for a cash purchase price of approximately $30 million. The Company acquired net assets (excluding debt) at fair value of approximately $23 million, assumed debt of approximately $22.0 million and incurred costs of approximately $1 million. The Company recorded goodwill of approximately $30 million in the transaction.

                  On January 21, 1999, the Company completed the acquisition of Stadtlander Drug Co. ("Stadtlander"), a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The
Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets (excluding debt) at fair value of approximately $95 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $350 million in the transaction.

                  On December 31, 1998, the Company completed the acquisition of substantially all of the business, assets and property, subject to certain liabilities, of Medical Initiatives, Inc. ("MII"), a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. The Company issued approximately 210,000 shares of Common Stock, previously held as Treasury shares, valued at approximately $6.3 million, acquired net assets at fair value

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


of approximately $0.5 million and incurred costs of $0.2 million. The Company recorded goodwill of approximately $6.0 million in the transaction.

                  The amounts recorded for the aforementioned acquisitions, each of which has been accounted for as a purchase for financial reporting purposes, are subject to change after the completion of purchase accounting adjustments. The J.M. Blanco acquisition and the cash portion of the Stadtlander acquisition were financed from borrowings under the Credit Agreement and other bank borrowings.


         8.       Prior Year Special Charge

                  During the second quarter of fiscal 1998, the Company recorded a pre-tax charge of $9.8 million ($9.8 million, net of tax, or $.10 per diluted share; no income tax benefit was recorded in the second quarter) for expenses related to the proposed merger with Cardinal Health, Inc., which was terminated on August 7, 1998. In the fourth quarter of fiscal 1998, the Company recorded an income tax benefit of $4.0 million related to the aforementioned merger expenses since the expenses became deductible as a result of the termination of the proposed merger.


         9.       Content of Interim Consolidated Financial Statements

                  In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first six months of fiscal 1999 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Portions of management's discussion and analysis presented below, consisting of those statements which are not historical in nature (including, without limitation, the Company's expectations regarding its margins and the Company's Year 2000 disclosures), constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99 to this Quarterly Report on Form 10-Q. The Company disclaims any obligation to update any forward-looking statement.

Results of Operations

                  The Company reported significant increases in both revenues and earnings during the second fiscal quarter and six months ended March 31, 1999 compared to the same periods in the prior fiscal year. Net sales and other revenues, including bulk shipments to warehouses, increased 22% and 25% for the second quarter and six-month periods, respectively, of fiscal 1999 over the same periods of the prior year. Pre-tax earnings and net earnings increased 67% and 104%, respectively, for the second quarter of fiscal 1999, and increased 49% and 65%, respectively, for the fiscal 1999 six-month period.

                  Diluted earnings per share for the second quarter and first six months of fiscal 1999 increased 94% and 59%, respectively, over the corresponding prior-year periods. Due primarily to the issuance of shares of Common Stock in connection with business acquisitions and the exercise of employees' stock options, there were 7% and 5% increases in the weighted average number of shares outstanding for the diluted earnings per share computation in the second quarter and first six months of fiscal 1999, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                  The following table summarizes the components of the Company's operating earnings for the second quarter and first six months of the current and prior fiscal year and should be read in connection with the discussion below:


                                          Second Quarter                Six Months
                                              Ended                        Ended
                                            March 31,                   March 31,
                                        -----------------   %       --------------------  %
    Dollars in millions                  1999       1998  Change      1999       1998   Change
    ==========================================================================================
    Revenues excluding bulk
       shipments                      $4,302.0   $3,372.2   28%    $ 8,262.1   $6,540.7   26%
    Bulk shipments                       706.5      749.0   (6)      1,766.7    1,476.7   20
                                      -------------------------------------------------------
       Total net sales and other
                revenues               5,008.5    4,121.2   22      10,028.8    8,017.4   25
    Cost of sales                      4,754.8    3,930.4   21       9,576.5    7,655.9   25
                                      -------------------------------------------------------
       Gross profit                      253.7      190.8   33         452.3      361.5   25
    Distribution, selling, general
       & administrative
       expenses (DSG&A)                  171.9      130.8   31         315.0      256.2   23
                                      -------------------------------------------------------
    Operating earnings before
       special charge                     81.8       60.0   36         137.3      105.3   30
    Special charge                           -        9.8    -             -        9.8    -
                                      -------------------------------------------------------
       Operating earnings             $   81.8   $   50.2   63%    $   137.3   $   95.5   44%
                                      =======================================================

    Percentage of revenues
       excluding bulk shipments:
       Gross profit                       5.90%      5.66%              5.47%      5.53%
       DSG&A expenses                     4.00%      3.88%              3.81%      3.92%
       Operating earnings before
          special charge                  1.90%      1.78%              1.66%      1.61%
       Operating earnings                 1.90%      1.49%              1.66%      1.46%


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                  Revenues

                  Along with other companies in its industry, the Company now reports bulk shipments of pharmaceuticals in revenues and cost of sales. Previously, only the gross profit on such bulk shipments was reported in revenues. Fiscal year 1998 amounts presented herein have been reclassified to conform with the new reporting method. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either (a) shipments from the supplier directly to the customer's warehouse or (b) shipments from the supplier to Company warehouses for immediate shipment to the customer's warehouse. Bulk sales of pharmaceuticals do not impact the Company's inventory since the Company simply processes the orders that it receives from its suppliers directly to the customers' warehouses. The Company serves as an intermediary by paying the supplier and billing the customer for the goods. Due to the insignificant margins generated through bulk shipments, fluctuations in such revenues have an immaterial impact on the Company's operating earnings.

                  Revenues excluding bulk shipments increased 28% and 26% in the current quarter and six months, respectively, over the corresponding prior-year periods. The increases principally reflect internal growth within the Company's existing distribution businesses. A portion of the revenue increases for the second quarter and six-month period were attributable to business acquisitions, principally Stadtlander and J.M. Blanco acquired in January and February 1999, respectively and Ransdell Surgical, Inc. ("Ransdell") acquired in September 1998. Excluding the effect of the acquired entities, consolidated revenues grew 24% in both the second quarter and six-month period ended March 31, 1999.

                  Revenues from the pharmaceutical business grew 24% and 26% for the second quarter and six-month period of fiscal 1999, respectively, over the prior year comparable periods with double-digit percentage increases across all major customer categories and geographic regions. Such increases were primarily volume-related, reflecting growth from increased shipments to existing customers as well as from shipments to new customers. A small portion of this growth was attributable to the acquisition of J.M. Blanco in February 1999, which resulted in sales into Puerto Rico and the Virgin Islands. Revenues from the medical-surgical supply business increased 13% for both the second quarter and six-month period of fiscal 1999 over the same periods in the prior year, primarily attributable to (a) the acquisition of Pacific Criticare, Inc. in May 1998 and Ransdell in September 1998, which enabled this business to serve additional geographic areas and (b) shipments to new primary acute care customers. Revenues from the specialty products business increased 155% and 146% for the second quarter and six-month period of fiscal 1999, respectively, over the prior year comparable periods, primarily reflecting growth from existing and new customers. However, a significant portion of this business' revenue growth during the second quarter and six-month period of fiscal 1999 was attributable to the acquisition of Stadtlander in January 1999, which resulted in sales into the disease-specific pharmaceutical care delivery and privatized corrections

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


markets. A small portion of this growth was attributable to the acquisition of Besse Medical Services, Inc. ("Besse") in January 1998, which resulted in this business' sales to the physician market. Excluding the effect of the Stadtlander and Besse acquisitions, revenues from the specialty products business grew 84% and 98% in the second quarter and six-month period ended March 31, 1999, respectively.


                  Gross Margins

                  Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 5.90% and 5.66% for the second fiscal quarter of 1999 and 1998, respectively, and 5.47% and 5.53% for the respective six-month periods. The overall gross margin increase for the second quarter of fiscal 1999 was primarily attributable to the Stadtlander business, which contributes significantly higher gross margins compared to the Company's distribution businesses, partially offset by lower selling margins in the distribution businesses. The overall gross margin decrease for the six months ended March 31, 1999 was primarily due to lower gross margins in the distribution businesses, partially offset by the aforementioned higher margins in the Stadtlander business. For both the second quarter and six-month period of fiscal 1999, distribution gross margins decreased principally due to a change in the sales mix, with a greater portion of revenues coming from high-volume, low-margin customers, partially offset by the effects of higher inventory investment buying.

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

                  Management anticipates further downward pressure on gross margins in fiscal 1999 because of continued price competition influenced by high-volume customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products and services, the Company's acquisitions of Stadtlander and PharMerica, and reduction of distribution, selling, general and administrative expenses as a percentage of revenues, as described below.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                  Distribution, Selling, General &
                       Administrative Expenses ("DSG&A")

                  DSG&A as a percentage of revenues excluding bulk shipments was 4.00% and 3.88% in the second quarter of fiscal 1999 and 1998, respectively, and 3.81% and 3.92% for the six months ended March 31, 1999 and 1998, respectively. The increase for the second quarter of fiscal 1999 and the fact that there was only a small decrease for the six-month period of the current fiscal year were primarily attributable to the Stadtlander business which experiences significantly higher DSG&A expense ratios compared to the Company's distribution businesses. The effect of Stadtlander's operating expenses was offset in both periods by continued operating efficiencies and the spreading of fixed costs over a larger revenue base by the Company's distribution businesses. Without the Stadtlander acquisition, consolidated DSG&A as a percentage of revenues excluding bulk shipments would have been 3.61% in both the current year quarter and six-month period. The Company's infrastructure has been able to process increasing volume without a proportionate increase in DSG&A. Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the DSG&A percentage because these customers are less costly to service.


                  Other Income Statement Line Items

                  Net interest expense increased by $5.6 million, or 48%, compared to the prior year quarter and increased $5.2 million, or 25%, compared to the prior year six-month period. These increases resulted principally from higher average borrowings under the Credit Agreement and discretionary lines, partially offset by lower interest rates on such borrowings.

                  Taxes on income were 40.5% and 51.4% of pre-tax earnings in the second quarter of fiscal 1999 and 1998, respectively, and 40.5% and 46.4% for the comparable six-month periods. The decrease in the effective rate in fiscal 1999 is primarily due to the impact of the non-deductible merger expenses recorded in the second quarter of fiscal 1998 and a reduction in the amount of nondeductible goodwill amortization in fiscal 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                  Prior Year Special Charge

                  During the second quarter of fiscal 1998, the Company recorded a pre-tax charge of $9.8 million ($9.8 million, net of tax; no income tax benefit was recorded in the second quarter) for expenses related to the proposed merger with Cardinal Health, Inc., which was terminated on August 7, 1998. In the fourth quarter of fiscal 1998, the Company recorded an income tax benefit of $4.0 million related to the aforementioned merger expenses since such expenses became deductible as a result of the termination of the merger.


Liquidity And Capital Resources

                  Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year. Except that debt is net of cash herein, these percentages are calculated in accordance with the covenants set forth in the Company's Credit Agreement, in which certain non-cash charges are excluded from the calculation:

                              March 31,       September 30,
                                 1999             1998
      =====================================================
      Debt, net of cash           51%              34%
      Equity                      49%              66%

                  The increase in the debt percentage is mainly due to an increase in borrowings under the Credit Agreement and discretionary lines to $757 million at March 31, 1999 from $170 million at September 30, 1998. Borrowings increased during the six months ended March 31, 1999 to finance a portion of the purchase price of the Stadtlander acquisition and to finance the purchase price of the J.M. Blanco acquisition; to repay certain debt assumed in connection with those acquisitions; and to support a normal seasonal fluctuation reflecting the nature of the Company's business, which involves carrying higher inventory levels of certain pharmaceuticals and making larger inventory investment during buys the winter months.

                  The Company's Credit Agreement with a group of domestic and foreign banks is effective through March 2001 and provides for maximum borrowings of up to $400 million plus additional borrowings under discretionary lines outside of the Credit Agreement.

                  On April 23, 1999, the Company entered into a separate credit agreement (the "Senior Credit Facility") with a group of banks and amended the Credit Agreement. The Senior Credit Facility allows borrowings of up to $600 million under a 364-day unsecured revolving line of credit to be used for general corporate purposes, including retirement of outstanding debt of the Company or any of its subsidiaries and entities which the Company may acquire in the future. The Senior Credit Facility has loan covenants which are identical to those of the Company's Credit Agreement, as amended.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                  On April 14, 1999, the Company entered into a series of commercial paper dealer agreements (the "Commercial Paper Agreements") with a group of commercial paper dealers which provides for the private placement of short-term commercial paper notes of the Company up to a maximum of $1 billion outstanding. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue. The amount of credit available to the Company under the Credit Agreement and Senior Credit Facility is reduced dollar for dollars by the amount outstanding under the Commercial Paper Agreements.

                  The Company filed a shelf registration statement with the SEC which was declared effective on May 14, 1999 (the "1999 Registration Statement"). The 1999 Registration Statement contemplates the offering by the Company of senior and subordinated debt to the public from time to time up to an aggregate maximum principal amount of $300 million and enables the Company to effect the issuance of trust preferred securities in an amount equal to the registered amount of securities. The Company also filed a shelf registration statement with the SEC which became effective on March 27, 1996 (the "1996 Registration Statement"). The 1996 Registration Statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million.

                  See Note 4 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Credit Agreement, the Senior Credit Facility, the Commercial Paper Agreements and the 1999 and 1996 Registration Statements.

                  On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Common Stock , which was paid on December 1, 1998 to shareowners of record on November 2, 1998. All per share amounts presented herein have been restated to reflect the effect of this stock split.

                  Cash dividends per share paid on Common Stock amounted to $.075 and $.120 in the first six months of fiscal 1999 and 1998, respectively. The fiscal 1999 first quarter dividend was actually declared on September 24, 1998 (in the fourth quarter of fiscal year 1998) but was not paid until December 1, 1998 to shareowners of record on November 2, 1998. The declaration was made earlier than usual in order to coincide with the announcement of the aforementioned 2-for-1 stock split. On March 1, 1999, the Company paid a regular quarterly cash dividend of $.075 per share of Common Stock. In addition, on April 23, 1999, the Company declared a regular quarterly cash dividend of $0.075 per share on the Company's Common Stock, payable June 1, 1999 to shareowners of record on May 3, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                  The Company's cash flows during the first six months of fiscal 1999 and 1998 are summarized in the following table:

                                                           Six Months Ended
                                                               March 31,
                                                      --------------------------
      (in millions)                                    1999              1998
     ===========================================================================
     Net earnings after non-cash charges              $  106.7          $  65.9
     Increases in non-cash assets and liabilities       (337.6)          (266.6)
                                                      -------------------------

     Cash flows from operations                         (230.9)          (200.7)
     Acquisition of businesses, less cash acquired      (230.1)           (16.1)
     Capital expenditures                                (13.9)           (11.0)
     Net proceeds from debt                              460.0            184.4
     Cash dividends paid                                 (15.9)           (12.1)
     Other - net                                           9.0              1.0
                                                      --------------------------
     Net decrease in cash and cash equivalents        $  (21.8)         $ (54.5)
                                                      =========================

                  During the periods presented, cash flows from operations and borrowings under the Credit Agreement and discretionary lines has been adequate to fund working capital increases, capital expenditures, business acquisitions and dividend payments. The Company believes that internally-generated cash flows, funds available under the Credit Agreement and discretionary lines; the Senior Credit Facility; the Commerical Paper Agreement; and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ materially from this forward-looking statement as a result of unanticipated capital requirements or an inability to access the capital markets on acceptable terms when, and if, necessary.

                  Working capital increased to $973.1 million at March 31, 1999 from $591.4 million at September 30, 1998, primarily as a result of higher receivables and inventory balances supporting revenue growth, seasonal inventory requirements and contributions from the Stadtlander and J.M. Blanco acquisitions. The current ratio increased slightly to 1.40 at March 31, 1999 from 1.31 at September 30, 1998.

                  Capital   expenditures   for  fiscal  1999  and  1998  related
principally to additional investments in existing locations, as well as to purchases of warehousing equipment and data processing hardware and software.

                  During the quarter ended March 31, 1999, the Company financed a portion of the purchase price of the Stadtlander acquisition; financed the purchase price of the J.M. Blanco acquisition; and repaid certain debt assumed in connection with these acquisitions through additional borrowings on the discretionary lines and under its Credit Agreement. Additionally, on April 26, 1999, the Company repaid certain debt assumed in connection with the PharMerica acquisition. The Company is exploring various alternatives for the long-term financing of such acquisitions and possible refinancing of the assumed debt, including other borrowings, or possible debt or equity offerings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



Business Acquisitions

                  On April 26, 1999, the Company completed its acquisition of PharMerica, Inc. ("PharMerica"), one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The merger agreement, which was approved by the shareowners of both the Company and PharMerica on April 22, 1999, called for PharMerica to become a wholly-owned subsidiary of the Company. Under the terms of the merger, stockholders of PharMerica received
0.275 of a share of the Company's Common Stock in exchange for each outstanding share of PharMerica Common Stock. The Company issued approximately 24.7 million shares of Common Stock valued at approximately $700 million, assumed PharMerica's long-term debt which was approximately $600 million and granted stock options covering approximately 1.5 million shares of Common Stock to replace the PharMerica stock options. The merger of the two companies is structured as a tax-free transaction and will be accounted for as a purchase for financial reporting purposes.

                  On February 10, 1999, the Company completed the acquisition of 100% of the capital stock of J.M. Blanco, Inc. ("J.M. Blanco"), Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico, for a cash purchase price of approximately $30 million. The Company acquired net assets (excluding debt) at fair value of approximately $23 million, assumed debt of approximately $22 million and incurred costs of approximately $1 million. The Company recorded goodwill of approximately $30 million in the transaction.

                  On January 21, 1999, the Company completed the acquisition of Stadtlander Drug Co. ("Stadtlander"), a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The
Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets at fair value of approximately $95 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $350 million in the transaction.

                  On December 31, 1998, the Company completed the acquisition of substantially all of the business, assets and property, subject to certain liabilities, of Medical Initiatives, Inc. ("MII"), a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. The Company issued approximately 210,000 shares of Common Stock, previously held as Treasury shares, valued at approximately $6.3 million, acquired net assets at fair value of approximately $0.5 million and incurred costs of $0.2 million. The Company recorded goodwill of approximately $6.0 million in the transaction.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                  The amounts recorded for the aforementioned acquisitions, each of which has been accounted for as a purchase for financial reporting purposes, are subject to change after the completion of purchase accounting adjustments. The J.M. Blanco acquisition and the cash portion of the Stadtlander acquisition were financed from borrowings under the Credit Agreement and other bank borrowings.


Year 2000 Readiness Disclosure

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

                  Since the Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations, it has made resolution of the Year 2000 problem a major corporate initiative. In October 1996, the Company established a central office to direct its companywide Year 2000 efforts for all of its business, including Bergen Brunswig Drug
Company  ("BBDC"),  Bergen  Brunswig  Medical  Corporation  ("BBMC")  and Bergen
Brunswig Specialty Company ("BBSC"). A steering committee comprised of several executive officers provides top-level oversight for the program. Both internal and external resources are being used to identify, correct and test the Company's systems for Year 2000 compliance.

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

                  The Company has divided its Year 2000 program by business unit and functional area into numerous individual projects in order to provide detailed management for each at-risk system. The Company's approach is to address each Year 2000 project in the following phases: inventory, assessment, planning, renovation, testing and certification. For BBDC, renovation of all critical systems and the majority of other systems was completed by December 31, 1998. The majority of BBDC systems have already been tested and certified as Year 2000 compliant, and the Company expects testing and certification of substantially all remaining systems to be completed by June 30, 1999. By that date, the Company also plans to complete a comprehensive enterprise integration testing program. During the latter half of calendar 1999, the Company expects

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


there to be a relatively limited amount of effort required to complete the renovation and testing of certain BBDC IT and non-IT systems, including the systems of J.M. Blanco, Inc., which was acquired on February 10, 1999.

                  BBMC and BBSC are comprised of a number of entities acquired during the last several years. Although some of the computer systems within these entities are Year 2000 complaint, certain significant computer systems are not Year 2000 compliant. Certain of the non-compliant systems are being remediated for Year 2000 compliance while the remainder will be replaced with Year 2000 compliant systems. It is expected that all of BBMC's and BBSC's systems will be Year 2000 compliant by October 31, 1999, including testing and certification.

                  The Company has not had an opportunity to complete its review of the Year 2000 compliance status of PharMerica, which was acquired on April 26, 1999. However, PharMerica has centralized its Year 2000 readiness efforts under an executive steering committee and a project management team, similar to the approach used by the Company, and remediation and testing is well underway. Based on the Company's review performed so far, it is expected that PharMerica's computer systems will be Year 2000 compliant by September 30, 1999.

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

                  The Company is also subject to risk should government or private payors and insurers fail to become Year 2000 compliant and therefore be unable to make full or timely reimbursement to the Company's customers. Such a situation could have a material adverse affect on the Company's cash flows financial position or results of operations by reducing the ability of customers to pay for products purchased from the Company. A number of states have reported that only a small portion of their systems have been remediated for Year 2000 compliance to date, increasing the likelihood that at least some systems will not be compliant by the Year 2000; such an occurrence would adversely affect Medicaid and other governmental reimbursement programs. In addition, the federal Medicare program recently acknowledged that it is not fully Year 2000 compliant, although it expects that all of its major payment processing systems will be compliant by December 31, 1999. Medicaid or Medicare failures would also have an adverse impact on PharMerica and Stadtlander, which derive a significant portion of their revenues from these government payors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                  The Company is charging the cost of its Year 2000 program to expense as incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. Through March 31, 1999, total Year 2000 costs (all of which have been expensed) amounted to approximately $10.3 million, of which $3.8 million and $1.9 million were incurred in the first six months of fiscal 1999 and 1998, respectively. Remaining costs are expected to be approximately $10.4 million (including $5.5 million of capital expenditures), of which $8.9 million is planned for the last six months of fiscal 1999 and $1.5 million is planned for fiscal 2000. The aforementioned amounts exclude (1) the costs associated with new systems which are being installed primarily to integrate operations and achieve additional information technology functionality and (2) the costs associated with the remediation efforts for PharMerica. It is estimated that, for the period from the acquisition date through the end of calendar year 1999, PharMerica will incur approximately $3.2 million of costs (including $1.5 million of capital expenditures) on its Year 2000 program. The Year 2000 remediation effort has not had a material impact on the Company's daily operations or the development of its information technology systems. Although the aforementioned cost estimates reflect management's best judgment using current information and assumptions about the future, actual costs could vary significantly from the Company's estimates, due to technological difficulties, the noncompliance of IT vendors or other third parties (including government units), the Year 2000 readiness of PharMerica and by entities that communicate with PharMerica, and other factors.

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

                  The  Company  is in  the  process  of  identifying  the  major potential failure points and the related adverse consequences associated with them, including a "reasonably worst-case scenario". As such risks are identified, the Company is developing contingency plans for conducting its business until the problems can be corrected. For example, such plans include alternative electronic and manual means of receiving, processing and shipping customer orders, purchasing inventory from suppliers, and sending and receiving cash payments. The Company is also in discussion with several of its largest bank partners to arrange for contingent financing in the event additional funds are required by the Company as a result of Year 2000 related delays in receiving customer payments. It is anticipated that contingency plans will be substantially completed by September 30, 1999, although there will be continuing follow-up activity later in calendar 1999 as January 1, 2000 approaches.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



                  The foregoing discussion concerning the Year 2000 problem contains forward-looking statements that involve risks and uncertainties (referred to above and in Exhibit 99 to this Quarterly Report) that could cause actual results to differ materially from such statements. Although the Company believes that minimal business disruption will occur as a result of Year 2000 issues, there is no assurance that all Year 2000 problems will be remediated in a timely manner by the Company or third parties and that any such failures will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk


                  The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable rate debt. At March 31, 1999, the Company's debt consisted of approximately $278.4 million of fixed-rate debt with a weighted average interest rate of 7.29% and $757.5 million of variable-rate debt (consisting entirely of borrowings under the bank Credit Agreement and discretionary lines) with a weighted average interest rate of 5.21%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements; maximum borrowings at any quarter end during fiscal 1999 were $757.5 million. If interest rates on such variable debt were to increase by 52 basis points (one-tenth of the rate at March 31, 1999), the net impact on the Company's results of operations and cash flows would be immaterial.

                  The Company also believes that its interest rate exposure may be somewhat mitigated due to the favorable effect which inflation may have on the Company, specifically, manufacturers' price inflation which may accelerate concurrent with a general increase in interest rates.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  A United States federal investigation of Stadtlander with respect to possible violations of the Medicare provisions of the Social Security Act is being conducted. The activities under investigation predated the ownership of Stadtlander by Counsel Corporation, the entity that sold Stadtlander to the Company. The Company has been advised that while owned by Counsel Corporation, Stadtlander cooperated fully with the authorities investigating this matter. Stadtlander has also been named as a defendant in legal proceedings commenced in the U.S. District Court, Northern District of Texas, Dallas Division, asserting, among other things, that by entering into a transaction with a third-party, Stadtlander interfered with the plaintiff's relationship with that third-party. This proceeding is in a preliminary stage. In addition, Stadtlander is a 49% equity owner of a limited liability company formed for the purpose, among other things, of operating a specialty pharmacy business to provide services to patients diagnosed with a serious mental illness. This limited liability company is governed by an operating agreement that contains, among other things, a covenant prohibiting the members from participating in certain competing activities. In April 1999, the other member of the limited liability company brought suit in California Superior Court, San Diego County, seeking, among other things, to enjoin the PharMerica merger and to recover general, special and punitive damages from the Company. The court refused to enjoin the merger; the plaintiff's demand for damages has not yet been resolved and is in a preliminary stage. Counsel Corporation has agreed to provide certain indemnification to the Company with respect to the proceedings referred in this paragraph.

                  In November 1998, a putative securities class action was filed against PharMerica and certain individuals in the United States District Court for the Middle District of Florida. The proposed class consists of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaint seeks monetary damages but does not specify an amount. In general, the complaint alleges that the defendants made material omissions by withholding from the market information related to the costs associated with certain acquisitions. The complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. PharMerica is also subject to investigations, claims and suits arising out of its institutional pharmacy business, including matters relating to the repayment of monies paid to PharMerica under Medicare or Medicaid.

                  On or about March 2, 1999, the Company was served with a Summons and Complaint filed by the Office of the State's Attorney General on behalf of the People of the State of California alleging that the Company and

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


twenty-two other defendants engaged in the manufacture, distribution and/or selling of coal tar products to consumers within the State of California and that these activities constituted a violation of California's Safe Drinking Water and Toxic Enforcement Act of 1986 and Unfair Competition Act. In addition, on or about March 20, 1999, the Company was served with a Summons and First Amended Complaint filed by Perry Gottesfeld alleging that the Company and sixteen other defendants engaged in various activities that violated the Acts cited by the State's Attorney General in the Complaint referenced above. The Company, through its counsel, has been in negotiations with both these plaintiffs and has yet to file a responsive pleading.

                  On or about March 5, 1999, the Company was notified that it was a possible potentially responsible party ("PRP") in connection with the Butterworth Landfill Superfund Site located in Grand Rapids, Michigan (the "Butterworth Site") and that the U.S. Environmental Protection Agency ("EPA") had entered into a Consent Decree with five principal PRPs (not including the Company) to spend $9.6 million on immediate responsive activities at the Butterworth Site, including remedial investigation and feasibility studies. In addition and pursuant to Section 107 of the CERCLA, the U.S. Department of
Interior  has  asserted a claim for damages  caused to natural  resources  ("NRD
Liability"). The present value of the expected remedial action at the Butterworth Site over the next thirty (30) years is in excess of $20 million. The Company was offered a settlement by the EPA whereby the Company would pay approximately $53,000 (the "Settlement Amount") in exchange for statutory contribution protection and a covenant not to sue in a Court-entered decree. The Company has tendered the Settlement Amount. Once the Decree is entered, all EPA claims and NRD Liability against the Company will be released and any future contribution or cost recovery actions by other PRPs against the Company will be barred.

                  In addition to the Butterworth Site Claim, the EPA made a demand that the Company pay (by March 12, 1999), approximately $168,000 to settle the Company's liability for waste material disposed of at the Casmalia Disposal Site in Santa Barbara County, California (the "Casmalia Site"). The present value of the expected remedial action at the Casmalia Site is $399 million. The EPA designated the Company a de minimis waste generator and offered what it termed a de minimis settlement. The Company declined the EPA's offer and believes that it may be afforded an opportunity to reduce its costs of settlement. Of course, there is no assurance that the Company will be successful in reducing its cost in settling this matter or that the EPA will continue to be interested in settling with the Company for the amount previously offered.

                  The Company is also involved in various additional items of litigation incidental to its business. The potential outcome of legal proceedings cannot be predicted with certainty. Although the amount of liability at March 31, 1999 with respect to the Company's legal proceedings cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the six months ended March 31, 1999, the Company issued shares of its Common Stock without registration under the Securities Act of 1933 (the "1933 Act") on two occasions. On December 31, 1998, in connection with its acquisition of MII, the Company issued approximately 210,000 shares of its Common Stock to the former shareowners of MII. On January 21, 1999, in connection with its acquisition of Stadtlander, the Company issued approximately
5.7 million shares of its Common Stock to the former shareowner of Stadtlander. Such issuances were exempt from registration under Section 4(2) of the 1933 Act. In each of these instances, the privately issued shares have been registered under the 1933 Act for resale by the former shareowners of the acquired businesses.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

            2* Agreement and Plan of Merger dated as of January 11, 1999 by and among Bergen Brunswig Corporation, Peacock Merger Corp. and PharMerica, Inc. is set forth as Annex A to the Company's Registration Statement on Form S-4 (file no. 333-74445) dated as of March 16, 1999.

            3 Certificate of Amendment to the Restated Certificate of Incorporation dated May 7, 1999, and the Restated Certificate of Incorporation, as amended.

          10(a)* Bergen Brunswig Corporation 1999 Non-Employee Directors' Stock Plan.

          10(b)*  Bergen Brunswig  Corporation  1999 Management  Stock Incentive
                  Plan.

          10(c)*  Bergen Brunswig Corporation 1999 Deferred Compensation Plan.

          10(d)* Bergen Brunswig Corporation 1999 Management Stock Accumulation Plan.

                               Exhibits 10(a), 10(b), 10(c)and 10(d) are set forth as Annexes E, F, G& H, respectively, to the Company's Registration Statement on Form S-4 (file no. 333-7445) dated as of March 16, 1999.

          10(e) Amended and Restated Credit Agreement dated as of September 30, 1994, as amended by the First Amendment dated as of February 27, 1995, the Second Amendment dated as of March 15, 1996, the Third Amendment dated as of October 23, 1998 and the Fourth Amendment dated as of April 23, 1999, among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association.

          10(f) Credit Agreement dated as of April 23, 1999, among Bergen Brunswig Drug Company, Bergen Brunswig Corporation, Bank of America National Trust and Savings Association, Chase Securities, Inc., Wachovia Bank, N.A. and Nationsbanc Montgomery Securities LLC.

          10(g) Commercial Paper Dealer Agreement 4(2) Program dated as of April 19, 1999 and Private Placement Memorandum dated May 1999, between Bergen Brunswig Corporation and Chase Securities, Inc.

          27      Financial  Data  Schedule  for the six months  ended March 31,
                  1999.

          99      Statement Regarding Forward-Looking Information.

          * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.

(b)      REPORTS ON FORM 8-K:

         On April 30, 1999, a Current Report on Form 8-K, dated April 26, 1999, was filed, reporting under Items 2 and 7, that the Company had completed the previously announced merger with PharMerica.

         On April 19, 1999, a Current Report on Form 8-K, dated April 14, 1999, was filed, reporting under Item 5, that the Company and PharMerica had been named as defendants in a lawsuit commenced on April 14, 1999 by PMR Corp.

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




                           BERGEN BRUNSWIG CORPORATION




                             By /s/     Donald R. Roden
                               -------------------------------------------------
                                        Donald R. Roden
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




                             By /s/     Neil F. Dimick
                               -------------------------------------------------
                                        Neil F. Dimick
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)





May 14, 1999

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT                                                                  PAGE
NUMBER                                                                  NUMBER
------                                                                  ------


   2* Agreement and Plan of Merger dated as of January 11, 1999 by and among Bergen Brunswig Corporation, Peacock Merger Corp. and PharMerica, Inc. is set forth as Annex A to the Company's Registration Statement on Form S-4 (file no. 333-74445) dated as of March 16, 1999.

   3     Certificate of Amendment to the Restated  Certificate of         33
         Incorporation  dated  May  7,  1999,  and  the  Restated
         Certificate of Incorporation, as amended.

 10(a)*  Bergen Brunswig Corporation 1999 Non-Employee Directors'
         Stock Plan.

 10(b)*  Bergen  Brunswig   Corporation   1999  Management  Stock
         Incentive Plan.

 10(c)*  Bergen Brunswig  Corporation 1999 Deferred  Compensation
         Plan.

 10(d)*  Bergen  Brunswig   Corporation   1999  Management  Stock
         Accumulation Plan.


         Exhibits10(a), 10(b), 10(c)and 10(d) are set forth as Annexes E, F, G& H, respectively, to the Company's
         Registration Statement on Form S-4 (file no. 333-7445) dated as of March 16, 1999.


 10(e)   Amended  and  Restated  Credit  Agreement  dated  as  of         44
         September 30, 1994, as amended by the First Amendment dated as of February 27, 1995, the Second Amendment dated as of March 15, 1996, the Third Amendment dated as of October 23, 1998 and the Fourth Amendment dated as of April 23, 1999, among Bergen Brunswig Drug Company,
         Bergen Brunswig Corporation and Bank of America National
         Trust and Savings Association.

                           BERGEN BRUNSWIG CORPORATION
                           ---------------------------

                          INDEX TO EXHIBITS(Continued)
                          ----------------------------

EXHIBIT                                                                  PAGE
NUMBER                                                                  NUMBER
------                                                                  ------

 10(f)   Credit  Agreement  dated as of  April  23,  1999,  among        186
         Bergen   Brunswig   Drug   Company,    Bergen   Brunswig
         Corporation,  Bank of America National Trust and Savings
         Association,  Chase Securities,  Inc. and Wachovia Bank,
         N.A. and Nationsbanc Montgomery Securities LLC.

 10(g)   Commercial  Paper Dealer Agreement 4(2) Program dated as        338
         of April 19, 1999 and Private Placement Memorandum dated
         May 1999 between Bergen  Brunswig  Corporation and Chase
         Securities, Inc.


 27      Financial  Data  Schedule for the six months ended March        356
         31, 1999.


 99      Statement Regarding Forward-Looking Information.                357



    * Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.