Form 10-Q
period 1999-06-30
BERGEN BRUNSWIG CORP
filed 1999-08-17
CIK 11454

THIS DOCUMENT IS A COPY
OF THE FORM 10-Q FILED ON
AUGUST 17, 1999 PURSUANT
TO A RULE 201 TEMPORARY
HARDSHIP EXEMPTION.

[ TABLE OF CONTENTS ]

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 1999

OR
[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-5110
BERGEN BRUNSWIG CORPORATION
(Exact name of registrant as specified in its charter)
New Jersey	22-1444512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Metropolitan Drive, Orange, California	92868-3510
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(714) 385-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class of Common Stock	Number of Shares Outstanding July 31, 1999

Class A Common Stock - par value $1.50 per share	134,206,974

[ COVER ]

BERGEN BRUNSWIG CORPORATION

INDEX

[ COVER ] | [ TABLE OF CONTENTS ]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND SEPTEMBER 30, 1998
(dollars in thousands)
(Unaudited)

	June 30,	September 30,
- - ASSETS - -	1999	1998

CURRENT ASSETS:
Cash and cash equivalents	$113,348	$79,004
Accounts and notes receivable, less allowance
for doubtful receivables: $70,038 at June 30,
1999 and $30,363 at September 30, 1998	1,413,686	920,247
Inventories	2,203,373	1,458,290
Income taxes receivable	-	38,371
Prepaid expenses	50,835	4,876

Total current assets	3,781,242	2,500,788

PROPERTY - at cost:
Land	11,630	12,427
Buildings and leasehold improvements	128,474	88,055
Equipment and fixtures	245,540	186,077

Total property	385,644	286,559
Less accumulated depreciation and amortization	156,094	141,745

Property - net	229,550	144,814

OTHER ASSETS:
Goodwill - net	1,622,564	253,568
Investments	13,198	8,851
Noncurrent receivables	23,943	19,176
Deferred income taxes	6,441	7,352
Deferred charges and other assets	129,641	68,663

Total other assets	1,795,787	357,610

TOTAL ASSETS	$5,806,579	$3,003,212

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND SEPTEMBER 30, 1998
(dollars in thousands)
(Unaudited)

	June 30,	September 30,
- - LIABILITIES AND SHAREOWNERS' EQUITY - -	1999	1998

CURRENT LIABILITIES:
Accounts payable	$2,117,564	$1,579,332
Accrued liabilities	192,451	113,331
Customer credit balances	174,773	137,832
Income taxes payable	6,895	-
Deferred income taxes	82,187	72,846
Current portion of long-term obligations	350,183	6,029

Total current liabilities	2,924,053	1,909,370

LONG-TERM OBLIGATIONS:
7 3/8% senior notes	149,605	149,522
7 1/4% senior notes	99,793	99,767
8 3/8% senior subordinated notes	308,119	-
Commercial paper	188,815	-
Revolving bank loan payable	211,185	170,000
7% convertible subordinated debentures	20,609	20,609
6 7/8% exchangeable subordinated debentures	8,425	8,425
Deferred income taxes	8,422	-
Other	57,305	16,455

Total long-term obligations	1,052,278	464,778

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY DEBT SECURITIES OF THE COMPANY	300,000	-

SHAREOWNERS' EQUITY:
Capital stock:
Preferred - authorized: 3,000,000 shares; issued: none	-	-
Class A Common - authorized: 300,000,000 shares;
issued: 137,295,878 shares at June 30, 1999
and 111,835,142 shares at September 30, 1998	205,944	167,753
Paid-in capital	814,366	80,231
Net unrealized gain (loss) on investments, net of income taxes	535	(132)
Retained earnings	534,533	453,654

Total	1,555,378	701,506
Less Treasury shares at cost: 3,100,349 shares at June 30,
1999 and 8,952,812 shares at September 30, 1998	25,130	72,442

Total shareowners' equity	1,530,248	629,064

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$5,806,579	$3,003,212

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THIRD QUARTER AND NINE MONTHS ENDED
JUNE 30, 1999 AND 1998
(in thousands except per share amounts)
(Unaudited)

	THIRD QUARTER		NINE MONTHS

	1999	1998	1999	1998

Consolidated earnings:
Net sales and other revenues:
Excluding bulk shipments to
customers' warehouses	$4,454,888	$3,513,184	$12,716,939	$10,053,851
Bulk shipments to customers'
warehouses	1,048,430	946,420	2,815,158	2,423,111

Total net sales and other revenues	5,503,318	4,459,604	15,532,097	12,476,962

Costs and expenses:
Cost of sales	5,176,829	4,270,621	14,753,343	11,926,508
Distribution, selling, general
and administrative expenses	244,209	133,264	559,142	389,394
Special charges	-	-	-	9,800

Total costs and expenses	5,421,038	4,403,885	15,312,485	12,325,702

Operating earnings	82,280	55,719	219,612	151,260
Net interest expense	22,044	9,650	47,906	30,339

Earnings before taxes on income and
distributions on preferred securities
of subsidiary trust	60,236	46,069	171,706	120,921
Taxes on income	26,101	18,889	71,246	53,596

Earnings before distributions on
preferred securities of subsidiary trust	34,135	27,180	100,460	67,325
Distributions on preferred securities
of subsidiary trust, net of income tax
benefit of $860	(1,350)	-	(1,350)	-

Net earnings	$32,785	$27,180	$99,110	$67,325

Earnings per share:

Basic	$.26	$.27	$.88	$.67

Diluted	$.26	$.26	$.87	$.66

Weighted average number of
shares outstanding:

Basic	125,935	101,038	112,377	100,919

Diluted	127,007	102,547	113,866	102,423

Cash dividends declared per share
of Class A Common Stock	$.075	$.060	$.150	$.180

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED
JUNE 30, 1999 AND 1998
(in thousands)
(Unaudited)

	1999	1998

Operating Activities
Net earnings	$99,110	$67,325
Adjustments to reconcile net earnings to net cash
flows from operating activities:
Provision for doubtful receivables	20,527	9,299
Depreciation and amortization of property	23,563	17,339
Loss on dispositions of property	656	998
Amortization of intangible assets	16,934	10,279
Deferred compensation	2,726	2,128
Deferred income taxes	10,693	(3,475)
Effects of changes on, net of business acquisitions:
Receivables	(142,378)	(117,275)
Inventories	(661,380)	(264,732)
Income taxes receivable/payable	41,043	19,226
Prepaid expenses and other assets	(42,671)	(6,109)
Accounts payable	439,893	260,943
Accrued liabilities	18,374	(12,201)
Customer credit balances	36,941	(10,354)

Net cash flows from operating activities	(135,969)	(26,609)

Investing Activities
Property acquisitions	(27,001)	(17,604)
Acquisition of businesses, less cash acquired	(238,519)	(23,065)
Other	1,705	644

Net cash flows from investing activities	(263,815)	(40,025)

Financing Activities
Net revolving bank loan activity	41,185	80,000
Net commercial paper activity	535,600	-
Proceeds from issuance of trust preferred securities,
net of issuance costs	290,405	-
Redemption of senior subordinated notes	(16,881)	-
Repayment of other obligations, principally debt
of acquired entities	(394,726)	(1,036)
Distributions paid on trust preferred securities	(2,210)	-
Shareowners' equity transactions:
Exercise of stock options	6,540	1,988
Cash dividends paid on Common Stock	(25,975)	(18,158)
Other	190	-

Net cash flows from financing activities	434,128	62,794

Net increase (decrease) in cash and cash equivalents	34,344	(3,840)
Cash and cash equivalents at beginning of period	79,004	54,494

Cash and cash equivalents at end of period	$113,348	$50,654

Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$42,224	$28,578
Income taxes - net of refunds	19,612	38,651

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Basis Of Presentation

Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") is one of the nation's leading supply channel management companies, providing pharmaceuticals, medical-surgical and specialty products as well as information management solutions and outsourcing services designed to improve cost-effectiveness and increase value for customers, patients and manufacturers across the entire healthcare spectrum. Additionally, the

The consolidated financial statements include the accounts of the Company, after elimination of the effect of intercompany transactions and balances.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited interim consolidated financial statements should be read in conjunction w

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

2.	Accounting Pronouncements

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This statement defines comprehensive income as "all changes in equity during the period with the exception of stock issuances and dividends." The Company's comprehensive income consists of the following:

	Third Quarter Ended June 30,		Nine Months Ended June 30,

Dollars in thousands	1999	1998	1999	1998

Net earnings	$32.8	$27.2	$99.1	$67.3

Net unrealized gain (loss)
on investments	0.2	(0.4)	0.7	(0.3)

Comprehensive income	$33.0	$26.8	$99.8	$67.0

Effective October 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance for the capitalization and amortization of costs incurred in connection with software to be used internally by the Company. Adoption of the statement has not had a significant impact on the Company's financial position, results

Consistent with its past practices, the Company is assessing the recoverability of goodwill and the impairment of long-lived assets in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash

3.	Revenue Recognition

The Company records revenues when product is shipped or services are provided to its customers. Along with other companies in its industry, the Company now reports as revenues the gross dollar amount of bulk shipments to customers' warehouses and the related costs in cost of sales. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or sh

4.	Borrowing Arrangements

The Company filed a shelf registration statement with the SEC which was declared effective on May 14, 1999 (the "1999 Registration Statement"). The 1999 Registration Statement provides the ability to the Company to offer senior and subordinated debt to the public from time to time up to an aggregate maximum principal amount of $300 million and enables the Company to effect the issuance of trust preferred securities in an amount equal to the registered amount of securities. In

On May 26, 1999, the Trust, a wholly-owned subsidiary of the Company, issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the "Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's 7.80% Subordinated Deferrable Interest Notes du

Holders of the Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security beginning June 30, 1999. The Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004.

The Company, under certain conditions, may cause the Trust to defer the payment of distributions for successive periods of up to 20 consecutive quarters. During such periods, accrued distributions on the Preferred Securities will compound quarterly at an annual rate of 7.80%. Also, during such periods, the Company may not declare or pay distributions on its capital stock; may not redeem, purchase or make a liquidation payment on any of its capital stock; and may not make interest, prin

The Subordinated Notes and the related Trust investment in the Subordinated Notes have been eliminated in consolidation and the Preferred Securities reflected as outstanding in the accompanying consolidated financial statements.

On April 23, 1999, the Company entered into a credit agreement (the "Senior Credit Facility") with a group of banks. The Senior Credit Facility allows borrowings of up to $600 million under a 364-day unsecured revolving line of credit to be used for general corporate purposes, including retirement of outstanding debt of the Company or any of its subsidiaries and entities which the Company may acquire in the future. The Senior Credit Facility has loan covenants which are identi

The Company's Credit Agreement, which is effective through March 2001, allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. On April 23, 1999, the Credit Agreement was amended to, among other things, allow borrowing under the Senior Credit Facility. Outstanding borrowings under the Credit Agreement and discretionary lines were $211 million and $170 million at June 30, 1999 a

On April 14, 1999, the Company entered into a series of commercial paper dealer agreements (the "Commercial Paper Agreements") with a group of commercial paper dealers which provides for the private placement of short-term commercial paper notes of the Company (the "Notes") up to a maximum of $1 billion outstanding. Outstanding Notes under the Commercial Paper Agreements were approximately $536 million at June 30, 1999. The Commercial Paper Agreements allow maturitie

An aggregate of $400 million of outstanding borrowings at June 30, 1999 (including $211 million outstanding under the Credit Agreement and discretionary lines and $189 million outstanding Notes under the Commercial Paper Agreements) have been classified as long-term debt based on the Company's ability to finance them on a long-term basis under the Credit Agreement.

On June 25, 1999, PharMerica Inc. ("PharMerica"), a wholly-owned subsidiary of the Company, completed an offer to purchase its 8 3/8% Senior Subordinated Notes due 2008 (the "8 3/8% Senior Notes"). Holders tendered an aggregate principal amount of $16.9 million in response to PharMerica's offer to purchase the 8 3/8

The Company also filed a shelf registration statement with the SEC which became effective on March 27, 1996 (the "1996 Registration Statement"). The 1996 Registration Statement allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million. The Company intends to use the net proceeds from any sale of such securities for general corporate purposes, which may include, withou

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

On September 24, 1998, the Company declared a $0.075 per share quarterly cash dividend on the Company's Common Stock that was paid on December 1, 1998 to shareowners of record as of November 2, 1998. This $0.075 payment constituted the Company's dividend for the first quarter ended December 31, 1998. Ordinarily the dividend for that quarter is not declared until November. However, in order to make its dividend announcement at the same time that the Company announced the 2-for-1 stock s

7.	Business Acquisitions

On April 26, 1999, the Company completed its acquisition of PharMerica, one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The Company issued approximately 24.7 million shares of Common Stock valued at approximately $670 million, acquired net assets (excluding debt) at fair value of approximately $335 million, assumed debt of approximately $600 million and i n

On January 21, 1999, the Company completed the acquisition of Stadtlander Drug Co. ("Stadtlander"), a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Sto

If the acquisitions of PharMerica and Stadtlander had occurred as of the beginning of the nine months ended June 30, 1999 and 1998, unaudited pro forma net sales and other revenues, net earnings , and diluted earnings per share would have been as follows:

	Nine Months Ended June 30,

Dollars in millions, except per share amounts	1999	1998

Net sales and other revenues	$15,720.4	$13,153.7

Net earnings	$103.2	$78.3

Diluted earnings per share	$0.76	$0.59

The pro forma operating results above include the results of operations for PharMerica and Stadtlander for the nine months ended June 30, 1999 and 1998 with increased goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings to finance the cash portion of the Stadtlander transaction; pro forma adjustments to provision f

The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the PharMerica and Stadtlander acquisitions had been effected at the beginning of the respective nine-month periods.

On February 10, 1999, the Company completed the acquisition of 100% of the capital stock of J.M. Blanco, Inc. ("J.M. Blanco"), Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico, for a cash purchase price of approximately $30 million. The Company acquired net assets (excluding debt) at fair value of approximately $23 million, assumed debt of approximately $22 million and incurred costs of approximately $1 million. The Company recorded go

On December 31, 1998, the Company completed the acquisition of substantially all of the business, assets and property, subject to certain liabilities, of Medical Initiatives, Inc. ("MII"), a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. The Company issued approximately 210,000 shares of Common Stock, previously held as Treasury shares, valued at approximately $6.3 million, acquired net assets at fair value of approximately $0.5 million and incu r

The inclusion of the J.M. Blanco and MII acquisitions would not materially affect the foregoing pro forma accounts.

The amounts recorded for the aforementioned acquisitions, each of which has been accounted for as a purchase for financial reporting purposes, are subject to change after the completion of purchase accounting adjustments. The Company is in disagreement with the seller and its independent auditors regarding the valuation of the net assets of Stadtlander. If the Company is unable to settle this matter with the seller, it will be arbitrated by an independent party.

The J.M. Blanco acquisition and the cash portion of the Stadtlander acquisition were financed from borrowings under the Credit Agreement and other bank borrowings.

8.	Prior Year Special Charge

During the second quarter of fiscal 1998, the Company recorded a pre-tax charge of $9.8 million ($9.8 million, net of tax, or $.09 per diluted share; no income tax benefit was recorded in the second quarter) for expenses related to the proposed merger with Cardinal Health, Inc., which was terminated on August 7, 1998. In the fourth quarter of fiscal 1998, the Company recorded an income tax benefit of $4.0 million related to the aforementioned merger expenses since the expenses became

9.	Content of Interim Consolidated Financial Statements

In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first nine months of fiscal 1999 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

[ COVER ] | [ TABLE OF CONTENTS ]

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

The Company reported significant increases in both revenues and earnings during the third fiscal quarter and nine months ended June 30, 1999 compared to the same periods in the prior fiscal year. Net sales and other revenues, including bulk shipments to warehouses, increased 23% and 24% for the third quarter and nine-month period, respectively, of fiscal 1999 over the same periods of the prior year. Net earnings increased 21% for the third quarter of fiscal 1999, and increased 47% for th

Diluted earnings per share for the third quarter of fiscal 1999 was flat compared to the third quarter of fiscal 1998 and increased 32% for the nine-month period. Due primarily to the issuance of shares of Common Stock in connection with the Stadtlander and PharMerica acquisitions, there were 24% and 11% increases in the weighted average number of shares outstanding for the diluted earnings per share computation in the third quarter and first nine months of fiscal 1999, respectively.

The earnings of PharMerica and Stadtlander were below management's expectations during the third quarter of fiscal 1999. As a result, these acquired entities had a dilutive effect on the Company's earnings per share.

PharMerica's revenues and operating margins were significantly impacted by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the recently-implemented Prospective Pricing System (PPS), which, among other things: (1) lowered occupancy by Medicare-funded patients at facilities served by PharMerica, (2) significantly diminished acuity levels among residents of these facilities, and (3) increased customer pricing pressure.

Stadtlander's operating results were adversely impacted by an increase in the allowance for doubtful receivables during the quarter. Management is taking several steps to reduce bad debt losses, including the conversion to a new billing and accounts receivable system and the implementation of new credit controls. Revenues for Stadtlander increased significantly over the comparable prior-year quarter (when Stadtlander was under different ownership), due to growth in all major product lin

The following table summarizes the components of the Company's operating earnings for the third quarter and first nine months of the current and prior fiscal year and should be read in connection with the discussion below:

	Third Quarter Ended June 30,			Nine Months Ended June 30,
			%			%
Dollars in millions	1999	1998	Change	1999	1998	Change

Revenues excluding bulk
shipments	$4,454.9	$3,513.2	27%	$12,716.9	$10,053.9	26%
Bulk shipments	1,048.4	946.4	11	2,815.2	2,423.1	16

Total net sales and other
revenues	5,503.3	4,459.6	23	15,532.1	12,477.0	25
Cost of sales	5,176.8	4,270.6	21	14,753.3	11,926.5	24

Gross profit	326.5	189.0	73	778.8	550.5	41
Distribution, selling, general
& administrative
expenses (DSG&A)	244.2	133.3	83	559.2	389.4	44

Operating earnings before
special charge	82.3	55.7	48	219.6	161.1	36
Special charge	-	-	-	-	9.8	-

Operating earnings	$82.3	$55.7	48%	$219.6	$151.3	45%

Percentage of revenues
excluding bulk shipments:
Gross profit	7.33%	5.38%		6.12%	5.48%
DSG&A expenses	5.48%	3.79%		4.40%	3.87%
Operating earnings before
special charge	1.85%	1.59%		1.73%	1.60%
Operating earnings	1.85%	1.59%		1.73%	1.50%

Revenues

Along with other companies in its industry, the Company now reports bulk shipments of pharmaceuticals in revenues and cost of sales. Previously, only the gross profit on such bulk shipments was reported in revenues. Fiscal year 1998 amounts presented herein have been reclassified to conform with the new reporting method. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either (a) shipments from the supplier di

Revenues excluding bulk shipments increased 27% and 26% in the current quarter and nine months, respectively, over the corresponding prior-year periods. The increases principally reflect internal growth within the Company's existing distribution businesses. A portion of the revenue increases for the third quarter and nine-month period was attributable to business acquisitions, principally Stadtlander and PharMerica acquired in January and April 1999, respectively. Excluding the effe c

Revenues from the pharmaceutical business grew 20% and 22% for the third quarter and nine-month period of fiscal 1999, respectively, over the prior-year comparable periods with double-digit percentage increases across all major customer categories and geographic regions. Such increases were primarily volume-related, reflecting growth from increased shipments to existing customers as well as from shipments to new customers. A small portion of this growth was attributable to the acquisitio

Gross Margins

Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 7.33% and 5.38% for the third fiscal quarter of 1999 and 1998, respectively, and 6.12% and 5.48% for the respective nine-month periods. The overall gross margin increase for both the quarter and the nine months ended June 30, 1999 was primarily due to the higher margins in the Stadtlander and PharMerica businesses, partially offset by lower gross margins in the distribution businesses. Excluding Stadtlander and PharMerica, the consolidated gross profit margin as a percentage of revenues excluding bulk shipments would have been 5.35% and 5.29% in the current third quarter and nine-month period, respectively. For both the third quarter and nine-month period of fiscal 1999, distribution gross margins decreased principally due to a change in the sales mix, with a greater portion of revenues coming from high-volume, low-margin customers, partially offset by the effects of higher inventory investment buying.

In all of the Company's distribution businesses, it is customary to pass on manufacturers' price increases to customers. Investment buying enables distributors such as the Company to benefit by purchasing goods in advance of anticipated manufacturers' price increases. Consequently, the rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

Management anticipates further downward pressure on gross margins in the distribution businesses in fiscal 1999 because of continued price competition influenced by high-volume customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products and services, the Company's acquisitions of Stadtlander and PharMerica, and reduction of distribution, selling, general and administrative expenses as a percentage of revenues, as described below.

Distribution, Selling, General & Administrative Expenses ("DSG&A")

DSG&A as a percentage of revenues excluding bulk shipments was 5.48% and 3.79% in the third quarter of fiscal 1999 and 1998, respectively, and 4.40% and 3.87% for the nine months ended June 30, 1999 and 1998, respectively. The increases for the third quarter and the nine-month period of the current fiscal year were primarily attributable to the Stadtlander and PharMerica businesses which experience significantly higher DSG&A expense ratios compared to the Company's distribution businesses. The effect of Stadtlander's and PharMerica's operating expenses was offset, in part, in both periods by continued operating efficiencies and the spreading of fixed costs over a larger revenue base by the Company's distribution businesses. Without the Stadtlander and PharMerica acquisitions, consolidated DSG&A as a percentage of revenues excluding bulk shipments would have been 3.52% and 3.58% in the current year quarter and nine-month period, respectively. The Company's distribution infrastructure has been able to process increasing volume without a proportionate increase in DSG&A. Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the DSG&A percentage because these customers are less costly to service.

Other Income Statement Line Items

Net interest expense, including $2.2 million of distributions on the Preferred Securities, increased by $14.6 million, or 151%, compared to the prior year quarter and increased $19.8 million, or 65%, compared to the prior year nine-month period. These increases resulted principally from borrowings under the Commercial Paper Agreements, PharMerica's 8 3/8% Senior Notes, issuance of the Preferred Securities and higher average borrowings under the Credit Agreement and discretionary lines.

Taxes on income, including a $.9 million tax benefit related to distributions on the Preferred Securities, were 43.5% and 41.0% of pre-tax earnings in the third quarter of fiscal 1999 and 1998, respectively, and 41.5% and 44.3% for the comparable nine-month periods. The increase in the effective rate in the third quarter of fiscal 1999 is primarily due to the impact of nondeductible goodwill amortization from the PharMerica acquisition. The decrease in the effective rate in the nine-month period of fiscal 1999 is primarily due to the impact of the non-deductible merger expenses recorded in the second quarter of fiscal 1998, partially offset by the aforementioned effect of the PharMerica goodwill amortization.

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

Liquidity And Capital Resources

Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year. Except that debt is net of cash herein, these percentages are calculated in accordance with the covenants set forth in the Company's Credit Agreement and Senior Credit Facility, in which certain non-cash charges are excluded from the calculation:

	June 30, 1999	September 30, 1998

Debt, net of cash	39%	34%
Equity	61%	66%

The increase in the debt percentage is mainly due to an increase in borrowings under the Credit Agreement and discretionary lines to $211 million at June 30, 1999 from $170 million at September 30, 1998 and borrowings outstanding under the Commercial Paper Agreements of approximately $536 million at June 30, 1999. Borrowings increased during the nine months ended June 30, 1999 primarily to finance a portion of the purchase price of the Stadtlander acquisition, to finance the purchase pr

The Company's Credit Agreement with a group of domestic and foreign banks is effective through March 2001 and provides for maximum borrowings of up to $400 million plus additional borrowings under discretionary lines outside of the Credit Agreement.

On April 23, 1999, the Company entered into its Senior Credit Facility with a group of banks and amended the Credit Agreement. The Senior Credit Facility allows borrowings of up to $600 million under a 364-day unsecured revolving line of credit to be used for general corporate purposes, including retirement of outstanding debt of the Company or any of its subsidiaries and entities which the Company may acquire in the future. The Senior Credit Facility has loan covenants which are identi

On April 14, 1999, the Company entered into a series of Commercial Paper Agreements with a group of commercial paper dealers which provides for the private placement of short-term commercial paper notes of the Company up to a maximum of $1 billion outstanding. Outstanding borrowings under the Commercial Paper Agreements were approximately $536 million at June 30, 1999. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue and are backed by the Credit A

The Company's 1999 Registration Statement, which became effective on May 14, 1999, contemplates the offering by the Company of senior and subordinated debt to the public from time to time up to an aggregate maximum principal amount of $300 million and enables the Company to effect the issuance of trust preferred securities in an amount equal to the registered amount of securities. On May 26, 1999, the Company's Trust issued 12,000,000 shares of its Preferred Securities at $25 per securi t

The Company's 1996 Registration Statement, which became effective on March 27, 1996, allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million.

See Note 4 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Credit Agreement, the Senior Credit Facility, the Commercial Paper Agreements, the Preferred Securities and the 1999 and 1996 Registration Statements.

On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Common Stock , which was paid on December 1, 1998 to shareowners of record on November 2, 1998. All per share amounts presented herein have been restated to reflect the effect of this stock split.

Cash dividends per share paid on Common Stock amounted to $0.150 and $0.180 in the first nine months of fiscal 1999 and 1998, respectively. The fiscal 1999 first quarter dividend was actually declared on September 24, 1998 (in the fourth quarter of fiscal year 1998) but was not paid until December 1, 1998 to shareowners of record on November 2, 1998. The declaration was made earlier than usual in order to coincide with the announcement of the aforementioned 2-for-1 stock split. On Ma

The Company's cash flows during the first nine months of fiscal 1999 and 1998 are summarized in the following table:

	Nine Months Ended June 30,

(in millions)	1999	1998

Net earnings after non-cash charges	$174.2	$103.9
Increases in non-cash assets and liabilities	(310.2)	(130.5)

Cash flows from operations	(136.0)	(26.6)
Acquisition of businesses, less cash acquired	(238.5)	(23.1)
Capital expenditures	(27.0)	(17.6)
Net proceeds from trust preferred securities	290.4	-
Net proceeds from debt	182.1	80.0
Cash dividends and distributions paid	(28.2)	(18.2)
Other - net	(8.5)	1.7

Net increase (decrease) in cash and cash equivalents	$34.3	$(3.8)

During the periods presented, cash flows from earnings and borrowings under the Credit Agreement and discretionary lines, Commercial Paper Agreements and Preferred Securities were adequate to fund working capital increases, capital expenditures, business acquisitions and dividend and distribution payments. The Company believes that internally-generated cash flows; funds available under the Credit Agreement and discretionary lines; the Senior Credit Facility; the Commercial Paper Agreemen ailable in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ materially from this forward-looking statement as a result of unanticipated capital requirements or an inability to access the capital markets on acceptable terms when, and if, necessary.

Working capital increased to $857.2 million at June 30, 1999 from $591.4 million at September 30, 1998, primarily as a result of higher receivables and inventory balances supporting revenue growth, seasonal inventory requirements and contributions from the Stadtlander, J.M. Blanco and PharMerica acquisitions. The current ratio decreased slightly to 1.29 at June 30, 1999 from 1.31 at September 30, 1998.

Capital expenditures for fiscal 1999 and 1998 related principally to additional investments in existing locations, as well as to purchases of warehousing equipment and data processing hardware and software.

During the nine months ended June 30, 1999, the Company financed a portion of the purchase price of the Stadtlander acquisition; financed the purchase price of the J.M. Blanco acquisition; and repaid certain debt assumed in connection with these acquisitions and the PharMerica acquisition through additional borrowings on the discretionary lines and under its Credit Agreement, borrowing under the Commercial Paper Agreements and the issuance of the Preferred Securities. The Company

Business Acquisitions

On April 26, 1999, the Company completed its acquisition of PharMerica. The Company issued approximately 24.7 million shares of Common Stock valued at approximately $670 million, acquired net assets (excluding debt) at fair value of approximately $335 million, assumed debt of approximately $600 million and incurred costs of approximately $25 million. The Company recorded goodwill of approximately $960 million in the transaction.

On February 10, 1999, the Company completed the acquisition of 100% of the capital stock of J.M. Blanco for a cash purchase price of approximately $30 million. The Company acquired net assets (excluding debt) at fair value of approximately $23 million, assumed debt of approximately $22 million and incurred costs of approximately $1 million. The Company recorded goodwill of approximately $30 million in the transaction.

On January 21, 1999, the Company completed the acquisition of Stadtlander. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets at fair value of approximately $55 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $390 milli o

On December 31, 1998, the Company completed the acquisition of substantially all of the business, assets and property, subject to certain liabilities, of MII. The Company issued approximately 210,000 shares of Common Stock, previously held as Treasury shares, valued at approximately $6.3 million, acquired net assets at fair value of approximately $0.5 million and incurred costs of $0.2 million. The Company recorded goodwill of approximately $6.0 million in the transaction.

Year 2000 Readiness Disclosure

The Year 2000 problem results from computer programs and devices which do not differentiate between the year 1900 and the year 2000 because they were written using two digits rather than four to define the applicable year; accordingly, computer systems that have date-sensitive calculations may not properly recognize the year 2000. This situation may cause systems to process critical financial and operational information incorrectly or not at all, which would result in significant disrupt

Since the Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations, it has made resolution of the Year 2000 problem a major corporate initiative. In October 1996, the Company established a central office to direct its companywide Year 2000 efforts for all of its business, including Bergen Brunswig Drug Company ("BBDC"), Bergen Brunswig Medical Corporation ("BBMC") and Bergen Brunswig Specialty Company (

The Company's Year 2000 program addresses both information technology ("IT") and non-IT systems. The Company's business applications reside on mainframe, midrange and desktop computer systems. The Company's IT infrastructure is comprised of hardware, internally-developed software, and software purchased from external vendors. The Company's non-IT systems include equipment which uses date-sensitive embedded technology. Principal non-IT systems include telecommunications equipm

The Company has divided its Year 2000 program by business unit and functional area into numerous individual projects in order to provide detailed management for each at-risk system. The Company's approach is to address each Year 2000 project in the following phases: inventory, assessment, planning, renovation, testing and certification. For BBDC, all critical systems have been tested and certified as Year 2000 compliant. During the latter half of calendar 1999, BBDC will complete the

BBMC and BBSC are comprised of a number of entities acquired during the last several years. Although some of the computer systems within these entities are Year 2000 complaint, certain significant computer systems are not Year 2000 compliant. Certain of the non-compliant systems are being remediated for Year 2000 compliance while the remainder will be replaced with Year 2000 compliant systems. It is expected that all of BBMC's and BBSC's systems will be Year 2000 compliant by October g and certification.

PharMerica, which was acquired on April 26, 1999, had also centralized its Year 2000 readiness efforts under an executive steering committee and a project management team prior to the acquisition, similar to the approach used by the Company. Remediation and testing efforts are well underway, and a majority of the primary dispensing systems have been certified as Year 2000 compliant. It is expected that the remainder of PharMerica's computer systems will be Year 2000 compliant by October

The Company also recognizes that it would be at risk if its suppliers, customers, banks, utilities, transportation companies and other business partners fail to properly remediate their Year 2000 systems and software. Accordingly, during calendar 1998 the Company began the process of communicating with such entities through questionnaires and other means in order to assess the status of their remediation efforts. The Company has met and will continue to meet with major business partner

The Company is also subject to risk should government or private payors and insurers fail to become Year 2000 compliant and therefore be unable to make full or timely reimbursement to the Company's customers. Such a situation could have a material adverse affect on the Company's cash flows by reducing the ability of customers to pay for products purchased from the Company. A number of states have reported that only a small portion of their systems have been remediated for Year 2000 compl

The Company is charging the cost of its Year 2000 program to expense as incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. Through June 30, 1999, the Company's cumulative Year 2000 costs have amounted to approximately $12.9 million (including $1.5 million of capital expenditures). The Company's remaining costs ar

The Year 2000 remediation effort has not had a material impact on the Company's daily operations or the development of its information technology systems. Although the aforementioned cost estimates reflect management's best judgment using current information and assumptions about the future, actual costs could vary significantly from the Company's estimates due to technological difficulties, the noncompliance of IT vendors or other third parties, and by entities that communicate with the

While the Company is not presently aware of any significant exposure that its systems and software will not be properly remediated on a timely basis, there can be no assurances that all Year 2000 remediation processes will be completed and tested before January 1, 2000 or that the contingency plans described below will sufficiently mitigate the risk of a Year 2000 compliance problem. If Year 2000 remediation efforts by the Company or third parties are unsuccessful, there could be a signi

The Company is in the process of identifying the major potential failure points and the related adverse consequences associated with them, including a "reasonably worst-case scenario." As such risks are identified, the Company is developing contingency plans for conducting its business until the problems can be corrected. For example, such plans include alternative electronic and manual means of receiving, processing and shipping customer orders, purchasing inventory from suppli

The foregoing discussion concerning the Year 2000 problem contains forward-looking statements that involve risks and uncertainties (referred to above and in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999) that could cause actual results to differ materially from such statements. Although the Company believes that minimal business disruption will occur as a result of Year 2000 issues, there is no assurance that all Year 2000 problems will be

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At June 30, 1999, the Company's debt consisted of approximately $587.2 million of fixed-rate debt with a weighted average interest rate of 7.86% and $746.8 million of variable-rate debt (consisting of borrowings under the bank Credit Agreement and discretionary lines and Commercial Pap

The Company also believes that its interest rate exposure may be somewhat mitigated due to the favorable effect which inflation may have on the Company, specifically, manufacturers' price inflation which may accelerate concurrent with a general increase in interest rates.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

PART II. OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS

There have been no new material developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the Securities and Exchange Commission on December 29, 1998, except as otherwise might be set forth below.

Between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In Ap

The California Complaint alleges that the Company and 35 other pharmaceutical industry-related companies violated California's Cartwright Act, Unfair Practices Act, and the Business and Professions Code unfair competition statute. The California Complaint alleges that defendants jointly and separately engaged in secret rebating, price fixing and price discrimination between plaintiffs and plaintiffs' alleged competitors who sell pharmaceuticals to patients or retail customers. Plaintiff

Between August 12, 1993 and November 29, 1993, the Company was also named in 11 separate Federal antitrust actions. All 11 actions were consolidated into one multidistrict action in the Northern District of Illinois entitled, In Re Brand-Name Prescription Drugs Antitrust Litigation, No. 94 C. 897 (MDL 997). On March 7, 1994, plaintiffs in these 11 actions filed a consolidated amended class action complaint ("Federal Complaint") which amended and superseded all previously filed Federal c

On May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029 ("Alabama Complaint"). The Alabama Complaint alleges on behalf of a class of Alabama retail pharmacies and a class of Alabama consumers that the defendants conspired to discriminatorily fix prices to plaintiffs at art

On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary e

In September 1998, a jury trial of this action commenced in Federal Court. On November 30, 1998, the Court granted all remaining defendants a directed verdict, dismissing all class claims against the Company and other defendants. On July 13, 1999, the Court of Appeals for the Seventh Circuit affirmed the dismissal of the Company and the other wholesaler defendants from the class action litigation. Plaintiffs petition for rehearing on this issue was denied on August 9, 1999.

In addition to the above-mentioned Federal class action and state court actions, the Company and other wholesale defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. After a successful motion by the Company and other wholesalers, the damage period in these cases has been limited to October 1993 to the present. These lawsuits a

In November 1995, in the U.S. District Court, Northern District of Illinois, Abbott Laboratories filed a complaint seeking damages of approximately $4.0 million against the Company and various affiliates for credits allegedly due in connection with the purchase and subsequent sale of Abbott products by the Company. In October 1998, Abbott amended its complaint to allege spoliation of evidence and to request punitive damages in excess of $30 million. The Company has filed various counterc

After discussions with counsel, management of the Company believes that any allegations of liability set forth in all of the lawsuits described above are without merit and that any attendant liability of the Company, although unlikely, would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Stadtlander has also been named as a defendant in legal proceedings commenced in the U.S. District Court, Northern District of Texas, Dallas Division, asserting, among other things, that by entering into a transaction with a third-party, Stadtlander interfered with the plaintiff's relationship with that third-party. This proceeding is in a preliminary stage. In addition, Stadtlander is a 49% equity owner of a limited liability company formed for the purpose, among other things, of opera

In November 1998 and February 1999, two putative securities class actions were filed against PharMerica and certain individuals in the United States District Court for the Middle District of Florida. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaints seek monetary damages but do not specify an amount. In general, the complaints allege that the defendants made material omissions by withhold

PharMerica is also subject to investigations, claims and suits arising out of its institutional pharmacy business, including matters relating to the repayment of monies paid to PharMerica under Medicare or Medicaid. Prior to the acquisition of PharMerica by the Company, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare Audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals pr

On or about March 2, 1999, the Company was served with a Summons and Complaint filed by the Office of the State's Attorney General on behalf of the People of the State of California alleging that the Company and twenty-two other defendants engaged in the manufacture, distribution and/or selling of coal tar products to consumers within the State of California and that these activities constituted a violation of California's Safe Drinking Water and Toxic Enforcement Act of 1986 and Unfair C

On or about March 5, 1999, the Company was notified that it was a possible potentially responsible party ("PRP") in connection with the Butterworth Landfill Superfund Site located in Grand Rapids, Michigan (the "Butterworth Site") and that the U.S. Environmental Protection Agency ("EPA") had entered into a Consent Decree with five principal PRPs (not including the Company) to spend $9.6 million on immediate responsive activities at the Butterworth Site, including remedial investigation a n In addition and pursuant to Section 107 of the CERCLA, the U.S. Department of Interior has asserted a claim for damages caused to natural resources ("NRD Liability"). The present value of the expected remedial action at the Butterworth Site over the next thirty (30) years is in excess of $20 million. The Company was offered a settlement by the EPA whereby the Company would pay approximately $53,000 (the "Settlement Amount") in exchange for statutory contribution protection and a covenant not to sue in a

In addition to the Butterworth Site Claim, the EPA made a demand that the Company pay (by March 12, 1999), approximately $168,000 to settle the Company's alleged liability for waste material disposed of at the Casmalia Disposal Site in Santa Barbara County, California (the "Casmalia Site"). The present value of the expected remedial action at the Casmalia Site is $399 million. The EPA designated the Company a de minimis waste generator and offered what it termed a de minimis settlement. PA's offer and believes that it may be afforded an opportunity to reduce its costs of settlement. Of course, there is no assurance that the Company will be successful in reducing its cost in settling this matter or that the EPA will continue to be interested in settling with the Company for the amount previously offered.

The Company is also involved in various additional items of litigation incidental to its business. The potential outcome of legal proceedings cannot be predicted with certainty. Although the amount of liability at June 30, 1999 with respect to the Company's legal proceedings cannot be ascertained, in the opinion of management, any resulting future liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 1999, the Company issued shares of its Common Stock without registration under the Securities Act of 1933 (the "1933 Act") on two occasions. On December 31, 1998, in connection with its acquisition of MII, the Company issued approximately 210,000 shares of its Common Stock to the former shareowners of MII. On January 21, 1999, in connection with its acquisition of Stadtlander, the Company issued approximately 5.7 million shares of its Com m

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareowners of the Company was held on April 22, 1999 in Orange, California and the following matters, as described in the Proxy Statement dated March 16, 1999, were voted upon:

(a)	Proposal to approve the Agreement and Plan of Merger, dated as of January 11, 1999, by and among the Company, Peacock Merger Corp. and PharMerica, Inc. was adopted and votes were as follows:

	For	Against	Abstained

	82,461,954	8,969,784	218,829

(b)	All of management's nominees for the Company's Board of Directors were elected (for a term ending in the year so indicated) with the following vote:

	Nominee	For	Withheld

	Jose E. Blanco, Sr. (2002)	95,109,701	3,223,056

	Charles J. Lee (2002)	95,109,701	3,311,297

	George R. Liddle (2002)	95,110,074	3,310,924

	George E. Reinhardt , Jr. (2002)	95,181,843	3,239,155

Directors whose term of office continued after the Annual Meeting were: Rodney H. Brady, Neil F. Dimick, Charles C. Edwards, M.D., Robert E. Martini, James R. Mellor, Donald R. Roden and Francis G. Rodgers.

(c)

Proposal to approve the adoption of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock from 200,000,000 to 300,000,000 was approved and votes were as follows:

	For	Against	Abstained

	92,577,457	5,688,939	154,602

(d)	Proposal to approve the adoption of the 1999 Non-Employee Directors' Stock Plan was approved and votes were as follows:

	For	Against	Abstained

	73,779,093	17,025,037	846,436

(e)	Proposal to approve the adoption of the 1999 Management Stock Incentive Plan was approved and votes were as follows:

	For	Against	Abstained

	56,383,943	34,794,045	472,579

(f)	Proposal to approve the adoption of the 1999 Deferred Compensation Plan was approved and votes were as follows:

	For	Against	Abstained

	83,216,789	7,964,180	469,598

(g)	Proposal to approve the adoption of the 1999 Management Stock Accumulation Plan was approved and votes were as follows:

	For	Against	Abstained

	81,976,572	8,843,610	830,384

(h)	Proposal to approve the adoption of the 1999 Employee Stock Purchase Plan was approved and votes were as follows:

	For	Against	Abstained

	88,560,968	2,818,708	270,891

(i)	Shareowner proposal requesting that the Board of Directors redeem the Company's Rights Agreement was approved and votes were as follows:

	For	Against	Abstained

	63,120,723	21,883,980	6,645,863

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10*

The Indenture for Senior Debt Securities and Indenture for Subordinated Debt Securities, both dated as of May 14, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee are set forth as Exhibits 4.5 and 4.6 to the Company's Registration Statement on Form
S-3/A dated May 14, 1999 (file no. 333-74349)

	27	Financial Data Schedule for the nine months ended June 30, 1999.

	99*	Statement Regarding Forward-Looking Information is set forth as Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

	*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.

(b)	REPORTS ON FORM 8-K:

On July 13, 1999, a Current Report on Form 8-K, dated July 7, 1999, was filed, reporting under Items 5 and 7, that the Company had issued a press release announcing preliminary third quarter results.

On May 26, 1999, a Current Report on Form 8-K, dated May 26, 1999, was filed, reporting under Items 5 and 7, that Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $300 million aggregate liquidation amount of its 7.80% Trust Originated Preferred Securities (the "Preferred Securities").

On May 21, 1999, a Current Report on Form 8-K, dated May 20 1999, was filed, reporting under Items 5 and 7, that the Company and the Trust entered into an Underwriting Agreement with a group of underwriters to provide for the issuance by the Trust of $300 million aggregate liquidation amount of its Preferred Securities at a public offering price of $25 per Preferred Security.

On May 21, 1999, a Current Report on Form 8-K/A, dated April 26, 1999, was filed, reporting under Items 2 and 7, an amendment to the reports previously filed with respect to the previously announced merger with PharMerica, dated as of April 26, 1999.

On April 30, 1999, a Current Report on Form 8-K, dated April 26, 1999, was filed, reporting under Items 2 and 7, that the Company had completed the previously announced merger with PharMerica.

On April 19, 1999, a Current Report on Form 8-K, dated April 14, 1999, was filed, reporting under Item 5, that the Company and PharMerica had been named as defendants in a lawsuit commenced on April 14, 1999 by PMR Corp .

[ COVER ] | [ TABLE OF CONTENTS ]

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

Neil F. Dimick Executive Vice President, Chief Financial Officer (Principal Financial Officer)

August 13, 1999

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

INDEX TO EXHIBITS
EXHIBIT NUMBER		PAGE NUMBER

10*

The Indenture for Senior Debt Securities and Indenture for Subordinated Debt Securities, both dated as of May 14, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee are set forth as Exhibits 4.5 and 4.6 to the Company's Registration Statement on Form S-3/A dated May 14, 1999 (file no. 333-74349).

27	Financial Data Schedule for the nine months ended June 30, 1999.	39

99*	Statement Regarding Forward-Looking Information is set forth as Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.