Form 10-Q/A
period 1999-06-30
BERGEN BRUNSWIG CORP
filed 1999-08-25
CIK 11454

THIS AMENDMENT IS A RE-FILING OF THE COMPANY'S FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 1999, WHICH WAS TIMELY FILED WITH THE COMMISSION BY THE
COMPANY ON AUGUST 17, 1999 VIA EDGAR AND ALSO FILED ON AUGUST 16, 1999 BY
HARDCOPY PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION UNDER REGULATION
S-T. THE FORM 10-Q FILED VIA EDGAR ON AUGUST 17, 1999 CONTAINS NON-SUBSTANTIVE
FORMATTING ERRORS AS A RESULT OF TECHNICAL PROBLEMS ENCOUNTERED WITH THAT
FILING, WHICH THIS AMENDMENT CORRECTS.

[ TABLE OF CONTENTS ]

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A
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

Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") is one of the nation's leading supply channel management companies, providing pharmaceuticals, medical-surgical and specialty products as well as information management solutions and outsourcing services designed to improve cost-effectiveness and increase value for customers, patients and manufacturers across the entire healthcare spectrum. Additionally, the Company serves approximately 500,000 patients in long-term care and alternate site settings. The Company also develops disease-specific treatment protocols and pharmacoeconomic initiatives to assist in the reduction of overall healthcare costs while improving disease management and outcomes.

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

The Company filed a shelf registration statement with the SEC which was declared effective on May 14, 1999 (the "1999 Registration Statement"). The 1999 Registration Statement provides the ability to the Company to offer senior and subordinated debt to the public from time to time up to an aggregate maximum principal amount of $300 million and enables the Company to effect the issuance of trust preferred securities in an amount equal to the registered amount of securities. In connection with the filing of the 1999 Registration Statement, the Company has formed Bergen Capital I (the "Trust") which was established to sell preferred securities to the public; sell common securities to the Company; use the proceeds from these sales to buy an equal amount of subordinated debt securities of the Company; and distribute the cash payments it receives on the subordinated debt securities it owns to the holders of its preferred and common securities. In turn, the Company will pay principal, premium (if any) and interest on its subordinated debt securities; and will guarantee certain payments relating to the preferred securities.

On May 26, 1999, the Trust, a wholly-owned subsidiary of the Company, issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the "Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the "Subordinated Notes"). The Company used the net proceeds from the Trust for general corporate purposes, principally retirement of a portion of its outstanding debt. The Subordinated Notes represent the sole assets of the Trust and bear interest at the rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are guaranteed by the Company.

Holders of the Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security beginning June 30, 1999. The Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004.

The Company, under certain conditions, may cause the Trust to defer the payment of distributions for successive periods of up to 20 consecutive quarters. During such periods, accrued distributions on the Preferred Securities will compound quarterly at an annual rate of 7.80%. Also, during such periods, the Company may not declare or pay distributions on its capital stock; may not redeem, purchase or make a liquidation payment on any of its capital stock; and may not make interest, principal or premium payments on, or repurchase or redeem, any of its debt securities that rank equal with or junior to the Subordinated Notes.

The Subordinated Notes and the related Trust investment in the Subordinated Notes have been eliminated in consolidation and the Preferred Securities reflected as outstanding in the accompanying consolidated financial statements.

On April 23, 1999, the Company entered into a credit agreement (the "Senior Credit Facility") with a group of banks. The Senior Credit Facility allows borrowings of up to $600 million under a 364-day unsecured revolving line of credit to be used for general corporate purposes, including retirement of outstanding debt of the Company or any of its subsidiaries and entities which the Company may acquire in the future. The Senior Credit Facility has loan covenants which are identical to those of the Company's credit agreement (the "Credit Agreement"). There were no borrowings outstanding at June 30, 1999 under the Senior Credit Facility.

The Company's Credit Agreement, which is effective through March 2001, allows borrowings of up to $400 million and also allows borrowings under discretionary credit lines ("discretionary lines") outside of the Credit Agreement. On April 23, 1999, the Credit Agreement was amended to, among other things, allow borrowing under the Senior Credit Facility. Outstanding borrowings under the Credit Agreement and discretionary lines were $211 million and $170 million at June 30, 1999 and September 30, 1998, respectively. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at June 30, 1999. The weighted average interest rate was 5.70% for borrowings outstanding at June 30, 1999. The amount of credit available to the Company under the Credit Agreement and the Senior Credit Facility is reduced dollar for dollar by the amount of outstanding Notes under the Commercial Paper Agreements (see below).

On April 14, 1999, the Company entered into a series of commercial paper dealer agreements (the "Commercial Paper Agreements") with a group of commercial paper dealers which provides for the private placement of short-term commercial paper notes of the Company (the "Notes") up to a maximum of $1 billion outstanding. Outstanding Notes under the Commercial Paper Agreements were approximately $536 million at June 30, 1999. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue and are backed by the Credit Agreement and Senior Credit Facility. The Notes may not be redeemed prior to maturity nor are they subject to voluntary prepayment. The weighted average interest rate was 5.42% for Notes outstanding at June 30, 1999.

An aggregate of $400 million of outstanding borrowings at June 30, 1999 (including $211 million outstanding under the Credit Agreement and discretionary lines and $189 million outstanding Notes under the Commercial Paper Agreements) have been classified as long-term debt based on the Company's ability to finance them on a long-term basis under the Credit Agreement.

On June 25, 1999, PharMerica Inc. ("PharMerica"), a wholly-owned subsidiary of the Company, completed an offer to purchase its 8 3/8% Senior Subordinated Notes due 2008 (the "8 3/8% Senior Notes"). Holders tendered an aggregate principal amount of $16.9 million in response to PharMerica's offer to purchase the 8 3/8% Senior Notes at a cash price equal to $1,010 per $1,000 principal amount, plus interest. The offer was required as a result of the acquisition of PharMerica by the Company on April 26, 1999 according to the terms of the indenture under which the 8 3/8% Senior Notes were issued.

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

On September 24, 1998, the Company declared a $0.075 per share quarterly cash dividend on the Company's Common Stock that was paid on December 1, 1998 to shareowners of record as of November 2, 1998. This $0.075 payment constituted the Company's dividend for the first quarter ended December 31, 1998. Ordinarily the dividend for that quarter is not declared until November. However, in order to make its dividend announcement at the same time that the Company announced the 2-for-1 stock split, the Company declared this cash dividend early. For accounting purposes, this cash dividend was recorded in the fourth fiscal quarter ended September 30, 1998, resulting in a larger than usual dividend in that quarter and no dividend during the quarter ended December 31, 1998. Regular quarterly cash dividends of $0.075 per share of Common Stock were paid on March 1 and June 1, 1999 and recorded in the second and third quarters, respectively, of fiscal 1999. In addition, on July 23, 1999, the Company declared a regular quarterly cash dividend of $0.075 per share on the Company's Common Stock, payable September 1, 1999 to shareowners of record on August 2, 1999.

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

On January 21, 1999, the Company completed the acquisition of Stadtlander Drug Co. ("Stadtlander"), a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets (excluding debt) at fair value of approximately $55 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $390 million in the transaction.

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

The pro forma operating results above include the results of operations for PharMerica and Stadtlander for the nine months ended June 30, 1999 and 1998 with increased goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings to finance the cash portion of the Stadtlander transaction; pro forma adjustments to provision for taxes on income to reflect, primarily, the aforementioned non-deductible goodwill amortization; and pro forma issuance of the Company's Common Stock reflected in the weighted average number of shares outstanding for the computations of pro forma diluted earnings per share.

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
and Results of Operations

Portions of management's discussion and analysis presented below, consisting of those statements which are not historical in nature (including, without limitation, the Company's expectations regarding its margins and the Company's Year 2000 disclosures), constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors are described in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. The Company disclaims any obligation to update any forward-looking statement.

Results of Operations

The Company reported significant increases in both revenues and earnings during the third fiscal quarter and nine months ended June 30, 1999 compared to the same periods in the prior fiscal year. Net sales and other revenues, including bulk shipments to warehouses, increased 23% and 24% for the third quarter and nine-month period, respectively, of fiscal 1999 over the same periods of the prior year. Net earnings increased 21% for the third quarter of fiscal 1999, and increased 47% for the fiscal 1999 nine-month period.

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

PharMerica's revenues and operating margins were significantly impacted by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the recently-implemented Prospective Pricing System (PPS), which, among other things: (1) lowered occupancy by Medicare-funded patients at facilities served by PharMerica, (2) significantly diminished acuity levels among residents of these facilities, and (3) increased customer pricing pressure. Management expects that the negative impact of PPS may be at least partially addressed by proposed Federal legislation, but there is no assurance that such legislation will be enacted or that its effect will bring significant relief. Management is in the process of implementing several initiatives designed to improve PharMerica's earnings, including the use of purchasing leverage through the Company's pharmaceutical bussiness' programs, the centralization of packaging operations, the consolidation of billing centers, the installation of a perpetual inventory and pricing system, and the conversion to a common AS400 computer platform. No assurances can be given that such initiatives will result in improved earnings for PharMerica.

Stadtlander's operating results were adversely impacted by an increase in the allowance for doubtful receivables during the quarter. Management is taking several steps to reduce bad debt losses, including the conversion to a new billing and accounts receivable system and the implementation of new credit controls. Revenues for Stadtlander increased significantly over the comparable prior-year quarter (when Stadtlander was under different ownership), due to growth in all major product lines, including HIV, transplant, corrections and infertility.

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

Revenues excluding bulk shipments increased 27% and 26% in the current quarter and nine months, respectively, over the corresponding prior-year periods. The increases principally reflect internal growth within the Company's existing distribution businesses. A portion of the revenue increases for the third quarter and nine-month period was attributable to business acquisitions, principally Stadtlander and PharMerica acquired in January and April 1999, respectively. Excluding the effect of these acquired entities, consolidated revenues grew 22% and 24% for the third quarter and nine-month period ended June 30, 1999, respectively.

Revenues from the pharmaceutical business grew 20% and 22% for the third quarter and nine-month period of fiscal 1999, respectively, over the prior-year comparable periods with double-digit percentage increases across all major customer categories and geographic regions. Such increases were primarily volume-related, reflecting growth from increased shipments to existing customers as well as from shipments to new customers. A small portion of this growth was attributable to the acquisition of J.M. Blanco in February 1999, which resulted in sales into Puerto Rico and the Virgin Islands. Revenues from the medical-surgical supply business increased 13% for both the third quarter and nine-month period of fiscal 1999 over the same periods in the prior year, primarily attributable to (a) the acquisition of Pacific Criticare, Inc. in May 1998 and Ransdell Surgical, Inc. in September 1998, which enabled this business to serve additional geographic areas and (b) shipments to new primary acute care customers. Revenues from the specialty products business increased 162% and 152% for the third quarter and nine-month period of fiscal 1999, respectively, over the prior year comparable periods, primarily reflecting growth from existing and new customers and the acquisition of Stadtlander in January 1999. The Stadtlander acquisition resulted in sales into the disease-specific pharmaceutical care delivery and privatized corrections markets. Excluding the effect of the Stadtlander acquisition, revenues from the specialty products business grew 73% and 92% in the third quarter and nine-month period ended June 30, 1999, respectively. The acquisition of PharMerica in April 1999 resulted in sales into long-term care and alternate site settings.

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

The increase in the debt percentage is mainly due to an increase in borrowings under the Credit Agreement and discretionary lines to $211 million at June 30, 1999 from $170 million at September 30, 1998 and borrowings outstanding under the Commercial Paper Agreements of approximately $536 million at June 30, 1999. Borrowings increased during the nine months ended June 30, 1999 primarily to finance a portion of the purchase price of the Stadtlander acquisition, to finance the purchase price of the J.M. Blanco acquisition and to repay certain debt assumed in connection with those acquisitions and the PharMerica acquisition.

The Company's Credit Agreement with a group of domestic and foreign banks is effective through March 2001 and provides for maximum borrowings of up to $400 million plus additional borrowings under discretionary lines outside of the Credit Agreement.

On April 23, 1999, the Company entered into its Senior Credit Facility with a group of banks and amended the Credit Agreement. The Senior Credit Facility allows borrowings of up to $600 million under a 364-day unsecured revolving line of credit to be used for general corporate purposes, including retirement of outstanding debt of the Company or any of its subsidiaries and entities which the Company may acquire in the future. The Senior Credit Facility has loan covenants which are identical to those of the Company's Credit Agreement, as amended. There were no borrowings outstanding at June 30, 1999 under the Senior Credit Facility.

On April 14, 1999, the Company entered into a series of Commercial Paper Agreements with a group of commercial paper dealers which provides for the private placement of short-term commercial paper notes of the Company up to a maximum of $1 billion outstanding. Outstanding borrowings under the Commercial Paper Agreements were approximately $536 million at June 30, 1999. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue and are backed by the Credit Agreement and Senior Credit Facility. The amount of credit available to the Company under the Credit Agreement and Senior Credit Facility is reduced dollar for dollar by the amount outstanding under the Commercial Paper Agreements.

The Company's 1999 Registration Statement, which became effective on May 14, 1999, contemplates the offering by the Company of senior and subordinated debt to the public from time to time up to an aggregate maximum principal amount of $300 million and enables the Company to effect the issuance of trust preferred securities in an amount equal to the registered amount of securities. On May 26, 1999, the Company's Trust issued 12,000,000 shares of its Preferred Securities at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's Subordinated Notes. The Company used the net proceeds from the Trust for general corporate purposes, principally retirement of a portion of its outstanding debt. The Subordinated Notes represent the sole assets of the Trust and bear interest at the rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are guaranteed by the Company.

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

Cash dividends per share paid on Common Stock amounted to $0.150 and $0.180 in the first nine months of fiscal 1999 and 1998, respectively. The fiscal 1999 first quarter dividend was actually declared on September 24, 1998 (in the fourth quarter of fiscal year 1998) but was not paid until December 1, 1998 to shareowners of record on November 2, 1998. The declaration was made earlier than usual in order to coincide with the announcement of the aforementioned 2-for-1 stock split. On March 1 and June 1, 1999, the Company paid regular quarterly cash dividends of $.075 per share of Common Stock. In addition, on July 23, 1999, the Company declared a regular quarterly cash dividend of $0.075 per share on the Company's Common Stock, payable September 1, 1999 to shareowners of record on August 2, 1999.

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

During the periods presented, cash flows from earnings and borrowings under the Credit Agreement and discretionary lines, Commercial Paper Agreements and Preferred Securities were adequate to fund working capital increases, capital expenditures, business acquisitions and dividend and distribution payments. The Company believes that internally-generated cash flows; funds available under the Credit Agreement and discretionary lines; the Senior Credit Facility; the Commercial Paper Agreements; and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ materially from this forward-looking statement as a result of unanticipated capital requirements or an inability to access the capital markets on acceptable terms when, and if, necessary.

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

On January 21, 1999, the Company completed the acquisition of Stadtlander. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets at fair value of approximately $55 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $390 million in the transaction.

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

The Company has divided its Year 2000 program by business unit and functional area into numerous individual projects in order to provide detailed management for each at-risk system. The Company's approach is to address each Year 2000 project in the following phases: inventory, assessment, planning, renovation, testing and certification. For BBDC, all critical systems have been tested and certified as Year 2000 compliant. During the latter half of calendar 1999, BBDC will complete the renovation and testing of the remaining IT and non-IT systems, including the replacement or upgrading of the order-entry devices used by customers. In addition, BBDC will perform comprehensive enterprise integration testing of all major IT systems, including order fulfillment, procurement, financial services and accounting.

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

PharMerica, which was acquired on April 26, 1999, had also centralized its Year 2000 readiness efforts under an executive steering committee and a project management team prior to the acquisition, similar to the approach used by the Company. Remediation and testing efforts are well underway, and a majority of the primary dispensing systems have been certified as Year 2000 compliant. It is expected that the remainder of PharMerica's computer systems will be Year 2000 compliant by October 1999.

The Company also recognizes that it would be at risk if its suppliers, customers, banks, utilities, transportation companies and other business partners fail to properly remediate their Year 2000 systems and software. Accordingly, during calendar 1998 the Company began the process of communicating with such entities through questionnaires and other means in order to assess the status of their remediation efforts. The Company has met and will continue to meet with major business partners to discuss progress and contingencies, conduct on-site assessments, and test critical electronic interfaces. Although the Company is not aware of any significant Year 2000 problems with any of these third parties, there can be no assurances that their systems or software will be remediated in a timely manner, or that a remediation failure would not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company is also subject to risk should government or private payors and insurers fail to become Year 2000 compliant and therefore be unable to make full or timely reimbursement to the Company's customers. Such a situation could have a material adverse affect on the Company's cash flows by reducing the ability of customers to pay for products purchased from the Company. A number of states have reported that only a small portion of their systems have been remediated for Year 2000 compliance to date, increasing the likelihood that at least some of such systems will not be compliant by the Year 2000; such an occurrence would adversely affect Medicaid and other governmental reimbursement programs. In addition, the federal Medicare program recently acknowledged that it is not fully Year 2000 compliant, although it expects that all of its major payment processing systems will be compliant by December 1999. Any Medicaid or Medicare failures would also have a significant impact on PharMerica, which derives more than half of its revenues from these government payors.

The Company is charging the cost of its Year 2000 program to expense as incurred, except for purchases of computer hardware and other equipment, which are capitalized as property and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. Through June 30, 1999, the Company's cumulative Year 2000 costs have amounted to approximately $12.9 million (including $1.5 million of capital expenditures). The Company's remaining costs are expected to be approximately $7.8 million (including $4.0 million of capital expenditures). The aforementioned amounts exclude (1) the costs associated with new systems which are being installed primarily to integrate operations and achieve additional information technology functionality and (2) the costs associated with the remediation efforts of PharMerica. Through June 30, 1999, PharMerica's cumulative Year 2000 costs have amounted to approximately $3.7 million (including $1.3 million of capital expenditures). PharMerica's remaining costs are expected to be approximately $2.5 million (including $1.1 million of capital expenditures).

The Year 2000 remediation effort has not had a material impact on the Company's daily operations or the development of its information technology systems. Although the aforementioned cost estimates reflect management's best judgment using current information and assumptions about the future, actual costs could vary significantly from the Company's estimates due to technological difficulties, the noncompliance of IT vendors or other third parties, and by entities that communicate with the Company, and other factors.

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

The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At June 30, 1999, the Company's debt consisted of approximately $587.2 million of fixed-rate debt with a weighted average interest rate of 7.86% and $746.8 million of variable-rate debt (consisting of borrowings under the bank Credit Agreement and discretionary lines and Commercial Paper Agreements) with a weighted average interest rate of 5.50%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements; maximum borrowings at any quarter end during fiscal 1999 were $757.5 million. If interest rates on such variable debt were to increase by 55 basis points (one-tenth of the rate at June 30, 1999), the net impact on the Company's results of operations and cash flows would be immaterial.

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

On May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029 ("Alabama Complaint"). The Alabama Complaint alleges on behalf of a class of Alabama retail pharmacies and a class of Alabama consumers that the defendants conspired to discriminatorily fix prices to plaintiffs at artificially high levels. The Alabama Complaint seeks injunctive relief and treble damages. On June 25, 1999, the Alabama Supreme Court held that plaintiffs' claims are not valid under the Alabama antitrust statute. Further litigation on this issue in currently pending. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. The various state actions have not yet been set for trial.

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

In addition to the above-mentioned Federal class action and state court actions, the Company and other wholesale defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases and by certain chain drug and grocery stores. After a successful motion by the Company and other wholesalers, the damage period in these cases has been limited to October 1993 to the present. These lawsuits are also covered by the sharing agreement described above. Plaintiffs in these suits have requested remand to various federal courts nationwide for purposes of trial. A decision on the remand motion is pending, and no trial dates have been set.

In November 1995, in the U.S. District Court, Northern District of Illinois, Abbott Laboratories filed a complaint seeking damages of approximately $4.0 million against the Company and various affiliates for credits allegedly due in connection with the purchase and subsequent sale of Abbott products by the Company. In October 1998, Abbott amended its complaint to allege spoliation of evidence and to request punitive damages in excess of $30 million. The Company has filed various counterclaims and has asked for damages according to proof at trial. This matter is currently stayed pending settlement negotiations between the parties.

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

Stadtlander has also been named as a defendant in legal proceedings commenced in the U.S. District Court, Northern District of Texas, Dallas Division, asserting, among other things, that by entering into a transaction with a third-party, Stadtlander interfered with the plaintiff's relationship with that third-party. This proceeding is in a preliminary stage. In addition, Stadtlander is a 49% equity owner of a limited liability company formed for the purpose, among other things, of operating a specialty pharmacy business to provide services to patients diagnosed with a serious mental illness. This limited liability company is governed by an operating agreement that contains, among other things, a covenant prohibiting the members from participating in certain competing activities. In April 1999, the other member of the limited liability company brought suit in California Superior Court, San Diego County, seeking, among other things, to enjoin the PharMerica merger and to recover general, special and punitive damages from the Company. The court refused to enjoin the merger; the plaintiff's demand for damages has not yet been resolved and is in the discovery stages. Counsel Corporation has agreed to provide certain indemnification to the Company with respect to the proceedings referred to in this paragraph and the immediately preceding paragraph.

In November 1998 and February 1999, two putative securities class actions were filed against PharMerica and certain individuals in the United States District Court for the Middle District of Florida. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaints seek monetary damages but do not specify an amount. In general, the complaints allege that the defendants made material omissions by withholding from the market information related to the costs associated with certain acquisitions. The complaints allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. A motion to dismiss both actions was filed on March 2, 1999, and the motion is currently under review.

PharMerica is also subject to investigations, claims and suits arising out of its institutional pharmacy business, including matters relating to the repayment of monies paid to PharMerica under Medicare or Medicaid. Prior to the acquisition of PharMerica by the Company, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare Audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to particular nursing homes in 1997 and 1998. PharMerica cooperated with the audit and complied with the request. Subsequently, PharMerica learned that HHS auditors alleged that during the 1997-98 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. The government has been made aware that PharMerica did not bill the Medicare program for the goods and services it sold to nursing homes. The government has not revealed the extent of any investigation that may be ongoing against PharMerica or entities that, unlike PharMerica, billed Medicare, or any legal basis upon which to seek reimbursement from PharMerica for overpayments the government alleges the Medicare program made to customers of PharMerica.

On or about March 2, 1999, the Company was served with a Summons and Complaint filed by the Office of the State's Attorney General on behalf of the People of the State of California alleging that the Company and twenty-two other defendants engaged in the manufacture, distribution and/or selling of coal tar products to consumers within the State of California and that these activities constituted a violation of California's Safe Drinking Water and Toxic Enforcement Act of 1986 and Unfair Competition Act. In addition, on or about March 20, 1999, the Company was served with a Summons and First Amended Complaint filed by Perry Gottesfeld alleging that the Company and sixteen other defendants engaged in various activities that violated the Acts cited by the State's Attorney General in the Complaint referenced above. The Company, through its counsel, has been in negotiations with both these plaintiffs. Responsive pleadings were filed in April 1999 and the parties are conducting discovery.

On or about March 5, 1999, the Company was notified that it was a possible potentially responsible party ("PRP") in connection with the Butterworth Landfill Superfund Site located in Grand Rapids, Michigan (the "Butterworth Site") and that the U.S. Environmental Protection Agency ("EPA") had entered into a Consent Decree with five principal PRPs (not including the Company) to spend $9.6 million on immediate responsive activities at the Butterworth Site, including remedial investigation and feasibility studies. In addition and pursuant to Section 107 of the CERCLA, the U.S. Department of Interior has asserted a claim for damages caused to natural resources ("NRD Liability"). The present value of the expected remedial action at the Butterworth Site over the next thirty (30) years is in excess of $20 million. The Company was offered a settlement by the EPA whereby the Company would pay approximately $53,000 (the "Settlement Amount") in exchange for statutory contribution protection and a covenant not to sue in a Court-entered decree. The Company has tendered the Settlement Amount. The decree is expected to be entered in the fourth quarter of fiscal 1999. At that time all EPA claims and NRD Liability against the Company will be released and any future contribution or cost recovery actions by other PRPs against the Company will be barred.

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