Form 10-K
period 1999-09-30
BERGEN BRUNSWIG CORP
filed 1999-12-29
CIK 11454

[ TABLE OF CONTENTS ]

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[	X	]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1999
OR
[		]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-5110
BERGEN BRUNSWIG CORPORATION
(Exact name of registrant as specified in its charter)
New Jersey	22-1444512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Metropolitan Drive, Orange, California	92868-3510
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(714) 385-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Class A Common Stock - par value $1.50 per share	New York Stock Exchange

6 7/8% Exchangeable Subordinated Debentures due July 15, 2011	New York Stock Exchange

$150,000,000 7 3/8% Senior Notes due 2003	New York Stock Exchange

7.80% Trust Originated Preferred Securities SM ("TOPrS SM")	New York Stock Exchange

(Cover page continued)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 4 No__

At November 30, 1999, 134,218,013 shares of Class A Common Stock were outstanding. The aggregate market value of the Class A Common Stock held by nonaffiliates of the registrant on November 30, 1999 was $1,059,462,682.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Within 120 days after September 30, 1999, the Company will either file a definitive proxy statement for its 2000 annual meeting of shareowners which will be incorporated by reference in Part III of this Annual Report on Form 10-K or will file an amendment to this Annual Report to provide the information called for by such Part III.

[ COVER ]

 [ COVER ] | [ TABLE OF CONTENTS ]

Portions of this Annual Report on Form 10-K include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those projected or implied. The most significant of such risks, uncertainties and other factors is described in Item 3 - Legal Proceedings and Exhibit 99(a) to this Annual Report.

PART I

 [ COVER ] | [ TABLE OF CONTENTS ]

ITEM 1.	BUSINESS

	A.	General Development of Business

Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") is a diversified drug and health care distribution organization. The Company is one of the nation's largest wholesalers of pharmaceuticals, medical-surgical supplies, and specialty healthcare products to the managed care and retail pharmacy markets, and also distributes pharmaceuticals to long-term care and seriously ill patients. The Company provides product distribution, logistics, pharmacy management programs, consulting services, and Internet fulfillment services designed to reduce costs and improve patient outcomes across the entire healthcare spectrum.

The Company has acquired a number of businesses during the past three fiscal years. Following is a summary of such acquisitions, which are more fully described under the caption "Business Acquisitions" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 5 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report:

Acquisition Date	Acquired Entity	Segment

April 1999	PharMerica, Inc.	Pharmaceutical Services
February 1999	J.M. Blanco, Inc.	Pharmaceutical Distribution
January 1999	Stadtlander Operating Company, LLC	Pharmaceutical Services
December 1998	Medical Initiatives, Inc.	Pharmaceutical Distribution
September 1998	Ransdell Surgical, Inc.	Other Businesses
September 1998	Choice Systems, Inc.	Other Businesses
August 1998	The Lash Group, Inc.	Other Businesses
May 1998	Pacific Criticare, Inc.	Other Businesses
January 1998	Besse Medical Services, Inc.	Pharmaceutical Distribution

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

On October 14, 1999, the Company announced that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999. On November 4, 1999, the Company reported fiscal 1999 earnings which were within the revised range. Lower than expected results at the Company's PharMerica, Inc., and Stadtlander Operating Company, LLC subsidiaries, along with a higher LIFO reserve provision for Bergen Brunswig Drug Company, were the principal causes of the earnings shortfall. In addition, the Company recorded an aggregate $53.7 million special provision for doubtful receivables at PharMerica and Stadtlander, primarily related to pre-acquisition receivables and the adverse effect of the Medicare Prospective Payment System on PharMerica's customer base. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

B.	Narrative Description of Business

The Company is organized based upon the products and services it provides to its customers. The Company's operating businesses has been aggregated into three reportable segments: Pharmaceutical Distribution, Pharmaceutical Services, and Other Businesses. See Note 13 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report.

Pharmaceutical Distribution

The Pharmaceutical Distribution segment includes Bergen Brunswig Drug Company, ASD Specialty Healthcare and a small repackaging entity.

Bergen Brunswig Drug Company ("BBDC") is one of the largest national distributors of products sold or used by institutional (hospital) and retail pharmacies. BBDC distributes a full line of products, including pharmaceuticals, proprietary medicines, cosmetics, toiletries, personal health products, sundries, and home healthcare supplies and equipment from 33 locations in 24 states and Puerto Rico. These products are sold to hospital pharmacies, managed care facilities, health maintenance organizations ("HMOs"), independent retail pharmacies, pharmacy chains, supermarkets, food-drug combination stores and other retailers located in all 50 states, the District of Columbia, Puerto Rico and Guam.

BBDC has been an innovator in the development and utilization of computer-based retail order entry systems and of electronic data interchange ("EDI") systems including computer-to-computer ordering systems with suppliers. During fiscal 1999, substantially all of BBDC's customer orders were received via electronic order entry systems. These systems, combined with daily delivery, are designed to improve customers' cash and inventory management, and profitability, by freeing them from the burden of maintaining large inventories. Although these systems require capital expenditures by the Company, benefits from these systems to BBDC are realized through increased productivity. BBDC is expanding its electronic interface with its suppliers and now electronically processes a substantial portion of its purchase orders, invoices and payments. BBDC has eight regional distribution centers ("RDCs") among its locations. RDCs help improve customer service levels because a wider product selection is more readily available. These facilities serviced 52% of BBDC's sales volume in fiscal 1999.

In June 1996, BBDC introduced its Generic Purchasing Program ("GPP"). Designed to reduce customers' generic pharmaceutical costs, GPP utilizes the products of a selected group of generic manufacturers and combines that benefit with substantial volume to leverage buying power for BBDC's customers.

BBDC's InterLinxTM Reporting module is an on-line system that gives customers access to their purchase history and allows them to use this information for analysis and custom reports. InterLinx delivers immediate access to two years of detailed purchasing data for individual and multi-site customers. InterLinx also provides daily updates of pricing and contract data.

BBDC's PlusCareTM Provider network offers a nationwide presence to managed care organizations on behalf of independent and small chain pharmacies, allowing the pharmacists to focus on patient care while BBDC negotiates and maintains contracts and oversees compliance issues.

BBDC also provides a wide variety of promotional, advertising, merchandising, and marketing assistance to independent community pharmacies. For example, the Good Neighbor Pharmacy® program utilizes circular and media advertising to strengthen the consumer image of the independent pharmacy without sacrificing its local individuality. Other programs for the independent community pharmacy include in-store merchandising programs, private label products, shelf management systems, pharmacy computers and a fully-integrated point-of-sale system marketed under BBDC's trademark of OmniPhase TM.

Hospital and other institutional accounts are offered a wide variety of inventory management and information services by BBDC to better manage inventory investment and contain costs. AccuLine TM, introduced in June 1995, provides an on-line, real-time, hospital inventory management system in a Windows TM (a trademark of Microsoft ® Corporation) environment and features local area network capability.

ASD Specialty Healthcare ("ASD") was established during fiscal 1994 to respond to the rapid growth in the alternate site business. ASD is a leading supplier of pharmaceuticals and other products and services to physicians in the oncology, plasma, nephrology, vaccine and other specialty healthcare markets.

BBDC and ASD have developed and implemented industry-leading Internet strategies. BBDC established a new website, myGNP.com, to strengthen branding opportunities and provide an Internet presence to its independent retail customers. BBDC operates an Internet fulfillment center for over-the-counter drugs, health and beauty aids, and other non-prescription products in Louisville, Kentucky. The fulfillment center currently has four e-commerce customers which are generating approximately 75,000 orders per month. ASD established the pharmaceutical industry's first Internet auction site, Pharmabid.com, through which physicians and other licensed healthcare providers can bid for biological plasma and other short-dated products at competitive market prices.

Pharmaceutical Services

The Pharmaceutical Services segment primarily includes PharMerica Inc. ("PharMerica") and Stadtlander Operating Company, LLC ("Stadtlander").

PharMerica is a leading provider of institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, specialty hospitals, residential living communities and the home. PharMerica also provides mail order pharmacy services to workers' compensation patients and the catastrophically ill. Currently, PharMerica serves approximately 339,000 long-term care patients and 110,000 workers' compensation patients.

PharMerica's institutional pharmacy business involves the purchase of bulk quantities of prescription and nonprescription pharmaceuticals, principally from BBDC, and the distribution of those products to residents in long-term care facilities. Unlike hospitals, most long-term care facilities do not have onsite pharmacies to dispense prescription drugs, but depend instead on institutional pharmacies such as PharMerica to provide the necessary pharmacy products and services and to play an integral role in monitoring patient medication. PharMerica's pharmacies dispense pharmaceuticals in patient-specific packaging in accordance with physician orders. In addition, PharMerica provides infusion therapy services and Medicare Part B products, as well as formulary management and other pharmacy consulting services.

PharMerica's network of institutional pharmacies covers a geographic area that includes over 85% of the nation's long-term care beds. Each PharMerica pharmacy typically serves customers within a 150-mile radius.

In its mail order business, PharMerica's workers' compensation services include: home delivery of prescription drugs, medical supplies and equipment; an array of computer software solutions to reduce the payor's administrative costs; and an on-line retail prescription drug card service which allows patients to obtain prescription drugs from a national network of over 45,000 retail pharmacies.

Stadtlander is the nation's leading provider of disease-specific pharmaceutical care to people living with challenging health conditions such as HIV/AIDS, organ transplant, serious mental illness, and infertility. Stadtlander is also the nation's leading provider of pharmaceutical care to the privatized corrections market. Currently, Stadtlander serves approximately 45,000 patients and 240,000 prison inmates primarily within the privatized corrections market.

Stadtlander provides its distribution products and services from its principal facility in Pittsburgh, Pennsylvania and 20 regional pharmacies nationwide.

Other Businesses

The Other Businesses segment includes Bergen Brunswig Medical Company ("BBMC"), Integrated Commercialization Solutions and The Lash Group ("ICS/Lash"), and Choice Systems, Inc. ("Choice").

BBMC distributes a variety of medical and surgical products to individual hospitals and alternate site healthcare providers through distribution centers located in every region of the United States except the northeast. BBMC serves hospital customers and alternate site customers in 45 states and the District of Columbia. Alternate site customers include outpatient clinics, nursing homes, surgery centers, dialysis and oncology centers, emergency centers and laboratories.

ICS/Lash, through ICS, provides distribution, accounting, marketing, education and other outsourcing services for pharmaceutical manufacturers. Through The Lash Group, it provides consulting and management of reimbursement and patient-assistance programs.

Choice develops and markets inventory management systems and related software for hospitals and other healthcare providers.

1.	Competition

BBDC, ASD and BBMC, which represent some of the nation's largest pharmaceutical and medical-surgical supplies distributors measured by sales, face intense competition from other national pharmaceutical and medical-surgical supplies distributors, as well as regional and local full-line and short-line distributors, direct selling manufacturers and specialty distributors. The principal competitive factors are service and price. Competition continues to drive down the gross profit markup percentage, thereby lowering distributors' gross profit margins.

The institutional pharmacy market is fragmented and competition varies significantly among local geographic markets. PharMerica's competitors include independent retail pharmacies, retail pharmacy chains, long-term care company-owned captive pharmacies and national institutional pharmacies. Management believes that the competitive factors most important in PharMerica's lines of business are quality and range of service offered, competitive prices, reputation with referral sources, ease of doing business with healthcare providers, and the ability to develop and maintain referral sources. One of PharMerica's present competitors is larger than PharMerica. In addition, there are relatively few barriers to entry in PharMerica's local markets. In its mail order pharmacy business, PharMerica primarily competes with local retail pharmacies and medical equipment supply companies, and competes primarily on the basis of the effectiveness of its cost containment services.

Stadtlander is the nation's largest entity providing specialized pharmaceutical services for home delivery and the privatized corrections market. Stadtlander competes with other specialty retail pharmacies and smaller specialty pharmaceutical distributors; in the privatized corrections market, it also competes with company-owned and government operated captive pharmacies.

2.	Employees

As of November 30, 1999, the Company employed approximately 13,000 people. The Company considers its relationship with its employees and the unions representing certain of its employees to be satisfactory.

3.	Government Regulation

Certain pharmaceutical products and medical supplies sold by the Company are subject to federal and state statutes and regulations governing the sale, marketing, packaging and distribution of prescription drugs, including controlled substances, and medical devices. Furthermore, the Company (particularly in its PharMerica and Stadtlander operations) and/or its customers are subject to extensive licensing requirements and comprehensive regulation governing various aspects of the healthcare delivery system, including the so called "fraud and abuse" laws. The fraud and abuse laws preclude (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. Significant criminal, civil and administrative sanctions may be imposed for violation of these laws and regulations.

As part of various changes made in Medicare, in 1997 the United States Congress established the Prospective Payment System ("PPS") for Medicare patients in skilled nursing facilities under which such facilities are paid a federal daily rate for virtually all covered skilled nursing facility services. Under the PPS, PharMerica's skilled nursing facility customers are no longer able to pass through their costs for certain products and services provided by PharMerica. Instead, PharMerica's customers receive a federal daily rate to cover the costs of all eligible goods and services provided to Medicare patients, which may include certain pharmaceutical and other goods and services provided by PharMerica that were previously reimbursed separately under Medicare. Since the amount of skilled nursing facility Medicare reimbursement is limited by the PPS, facility customers now have an increased incentive to negotiate with PharMerica to minimize the costs of providing goods and services to patients covered under Medicare. PharMerica continues to bill skilled nursing facilities on a negotiated fee schedule. Implementation of PPS has had a material adverse effect on the business, financial condition and results of operations of PharMerica.

As a result of a wide variety of political, economic and regulatory influences, the healthcare delivery industry in the United States is under intensive scrutiny and subject to fundamental changes. A variety of new approaches have been proposed, including mandated basic healthcare benefits and controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending. The Company anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate with respect to these issues will likely continue in the future. Because of uncertainty regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted, or what impact they may have on the Company.

4.	Other

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

The Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations. The Company has assessed its computer systems and has determined that they are "Year 2000" compliant. For a detailed discussion of the Company's Year 2000 compliance, see Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II of this Annual Report.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 2.	PROPERTIES

Because of the nature of the Company's business, office and warehousing facilities are operated in widely dispersed locations in the United States. Some of the facilities are owned by the Company, but most are leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and well utilized with adequate capacity for growth.

As of November 30, 1999, the Pharmaceutical Distribution segment operations were located in 36 leased and 15 owned locations ranging in size from approximately 5,800 to 231,500 square feet and have a combined area of approximately 3,744,000 square feet. The lease expiration dates of the leased facilities range from fiscal 2000 to fiscal 2008.

As of November 30, 1999, the Pharmaceutical Services segment operations were located in 206 leased locations ranging in size from approximately 200 to 89,300 square feet and have a combined area of approximately 1,477,000 square feet. The lease expiration dates of the leased facilities range from fiscal 2000 through fiscal 2010.

As of November 30, 1999, the Other Businesses segment operations were located in 39 leased and 5 owned locations ranging in size from approximately 2,000 to 188,000 square feet and have a combined area of approximately 2,017,000 square feet. The lease expiration dates of the leased facilities range from fiscal 2000 to fiscal 2010.

The Company owns and leases an aggregate of approximately 295,000 square feet of general and executive offices in Orange, California. The leased facility is subject to a lease that expires in fiscal 2004. The owned facility was purchased in October 1999.

The combined area of the Company's leased and owned facilities was approximately 5,130,000 and 2,403,000 square feet, respectively, as of November 30, 1999.

For additional information regarding the Company's lease obligations, see Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 3.	LEGAL PROCEEDINGS

There have been no new material developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the Securities and Exchange Commission on December 29, 1998, except as otherwise set forth below.

Section 1.

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

On May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029 ("Alabama Complaint"). The Alabama Complaint alleges on behalf of a class of Alabama retail pharmacies and a class of Alabama consumers that the defendants conspired to discriminatorily fix prices to plaintiffs at artificially high levels. The Alabama Complaint seeks injunctive relief and treble damages. On June 25, 1999, the Alabama Supreme Court held that plaintiffs' claims are not valid under the Alabama antitrust statute. On November 29, 1999 the trial court dismissed the entire action in accordance with the mandate of the Alabama Supreme Court. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. The various state actions have not yet been set for trial.

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

In September 1998, a jury trial of this action commenced in Federal Court. On November 30, 1998, the Court granted all remaining defendants a directed verdict, dismissing all class claims against the Company and other defendants. On July 13, 1999, the Court of Appeals for the Seventh Circuit affirmed the dismissal of the Company and the other wholesaler defendants from the class action litigation. Plaintiffs petition for rehearing on this issue was denied on August 9, 1999. On November 5, 1999 plaintiffs filed a petition for writ of certiorari in the United States Supreme Court. Opposition is due January 19, 2000.

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

In November 1995, in the U.S. District Court, Northern District of Illinois, Abbott Laboratories ("Abbott") filed a complaint seeking damages of approximately $4.0 million against the Company and various affiliates for credits allegedly due in connection with the purchase and subsequent sale of Abbott products by the Company. In October 1998, Abbott amended its complaint to allege spoliation of evidence and to request punitive damages in excess of $30 million. The Company has filed various counterclaims and has asked for damages according to proof at trial. On October 19, 1999, Abbott and the Company (along with Bergen Brunswig Drug Company, Durr-Fillauer Medical, Inc., and Durr Drug Company, all affiliates of the Company) executed a Mutual Release of Claims and Settlement Agreement which required in exchange of general releases the Company to pay an immaterial sum to Abbott but also Abbott and the Company have agreed to future and mutually beneficial opportunities.

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

On or about March 5, 1999, the Company was notified that it was a possible potentially responsible party ("PRP") in connection with the Butterworth Landfill Superfund Site located in Grand Rapids, Michigan (the "Butterworth Site") and that the U.S. Environmental Protection Agency ("EPA") had entered into a Consent Decree with five principal PRPs (not including the Company) to spend $9.6 million on immediate responsive activities at the Butterworth Site, including remedial investigation and feasibility studies. In addition and pursuant to Section 107 of the CERCLA, the U.S. Department of Interior has asserted a claim for damages caused to natural resources ("NRD Liability"). The present value of the expected remedial action at the Butterworth Site over the next thirty (30) years is in excess of $20 million. The Company was offered a settlement by the EPA whereby the Company would pay approximately $53,000 (the "Settlement Amount") in exchange for statutory contribution protection and a covenant not to sue in a Court-entered decree. The Company has tendered the Settlement Amount. The decree is expected to be entered in calendar year 2000. At that time all EPA claims and NRD Liability against the Company will be released and any future contribution or cost recovery actions by other PRPs against the Company will be barred.

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

Although the amount of liability at September 30, 1999 with respect to the referenced proceedings in Section 1 above cannot be ascertained, in the opinion of the management, any resulting liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Section 2.

On October 14, 1999, the Company and certain of its subsidiaries commenced an action in the Los Angeles County Superior Court of the State of California against Counsel Corporation, Stadt Holdings, Inc., and certain of their officers and directors (the "Counsel defendants") in connection with the Company's acquisition of Stadtlander Drug Co., Inc. and its subsidiaries ("Stadtlander") on January 21, 1999. In the Counsel action, the Company alleges that the defendants devised and perpetrated a joint venture scheme with the common purpose of selling Stadtlander at a grossly inflated price. The Company contends that, by means of fraudulent adjusted journal entries and related misrepresentations and omissions, the Counsel defendants provided inaccurate financial statements and other false and misleading information to the Company in order to fraudulently induce it to consummate the Stadtlander acquisition for an excessive sales price.

In its complaint, the Company asserts causes of action against the defendants under California's securities and unfair competition laws, as well as common law and statutory claims for fraud. The Company requests the imposition of a constructive trust, an accounting, restitution and disgorgement of the defendants' ill-gotten profits and other damages, as well as other relief permitted under law, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees.

Certain of the defendants have made a motion to compel arbitration of the Company's claims against them. The Company has opposed the defendants' motion. The hearing on the motion is scheduled in January 2000. Apart from that motion, no other motions have been filed or served by any party to date. No discovery has been commenced by any party to date. No status conference has been noticed or conducted to date. No trial date has been set.

The Company believes its claims against the Counsel defendants have substantial merit, and intends to prosecute its claims vigorously against the Counsel defendants. However, due to the incipient stage of the litigation, its ongoing status, and the necessary uncertainties involved in all litigation, the Company does not believe it is feasible at this time to assess the likely outcome of the litigation, the timing of its resolution, or its ultimate impact, if any, on the Company's financial condition, results of operations and cash flows.

Following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, and following the Company's disclosures, in its complaint against the Counsel defendants, reported by the press on October 15, 1999, regarding the accounting irregularities involved in the Stadtlander acquisition, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California (the "Bergen securities cases").

The Bergen securities cases are purportedly brought on behalf of a class of the Company's shareholders who purchased or otherwise acquired Bergen's common stock from March 16, 1999 through October 14, 1999, and were allegedly damaged thereby. Some of the cases include two further sub-classes of persons who purchased or otherwise acquired the Company's common stock in connection with its acquisition of its wholly-owned subsidiary, PharMerica, Inc. ("PharMerica"), and of persons who were holders of record of PharMerica stock as of March 12, 1999, and were thereby entitled to vote, pursuant to the Company's Proxy Statement/Prospectus issued in connection with the PharMerica merger. The purported classes in a few of the cases may also consist of persons who purchased or otherwise acquired Bergen securities from September 9, 1998, through October 14, 1999.

The Bergen securities cases assert, among other things, various similar claims under sections 11, 12 and 15 of the Securities Act 1933 and sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 thereunder. In general, the Bergen securities cases allege that the Company and certain of its officers and directors made material omissions and unspecified misrepresentations in their PharMerica Proxy Statement/Prospectus, and in other public statements prior to October 14, 1999 (the end of the purported class period), by failing to disclose accounting irregularities and other fraudulent manipulations of Stadtlander's books and records which, they allege, would likely have had an material impact on the value of the Company's stock.

In addition to the Bergen securities cases, two separate lawsuits alleging violations of certain federal securities have been commenced in federal court in California, and another lawsuit has been commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks (the "Trust securities cases").

The Trust securities cases are purportedly brought on behalf of a class of persons who purchased shares of the Trust's Preferred Securities pursuant to the May 26, 1999 offering of such securities, including, in two of the cases, persons who thereafter acquired any such Preferred Securities on the open market prior to October 14, 1999.

The Trust securities cases assert, among other things, claims under sections 11, 12 and 15 of the Securities Act of 1933, including, in two of the cases, among other things, claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Trust securities cases contend that the Trust and the Company failed to fulfill a purported duty to disclose in the Company's 1999 Registration Statement, and in related offering materials with respect to the issuance of the Trust's Preferred Securities, that the financial data provided by the Company was supposedly unreliable because Stadtlander was suffering from accounting irregularities as a result of the fraud of the Counsel defendants.

The Plaintiffs in the Bergen securities cases and the Trust securities cases seek damages in an unspecified amount, and/or rescission, as well as pre-judgment and post-judgment interest, costs and attorneys' fees. The plaintiffs in the Bergen securities cases have jointly moved to consolidate their cases into a single action in the Southern Division of the United States District Court for the Central District of California, and for appointment of "lead plaintiffs" in the United States District Court for the District of Delaware, under the Private Securities Litigation Reform Act of 1995. At this juncture, based upon current information, the Company anticipates that these motions will be granted, and that it will not be required to respond to any of the actions until after the filing of an amended consolidated complaint. No discovery has been commenced by any party to date. No status conferences have been noticed or conducted to date in any of the actions. No trial dates have been set in any of the actions.

The Company intends to vigorously defend against the claims asserted in the various purported shareholder class action lawsuits.

The proceedings referenced in Section 2 are in their early stages and little or no discovery has been completed. The Company does not believe it is currently feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Executive Officers.

The	Executive	officers	of	the	Company	are	elected by,	and serve at the

pleasure of, the Board of Directors. Each executive officer holds office until the next election of officers which is generally held in December, January or February of each year. The current executive officers of the Company, and their respective principal occupations and employment during the last five years ended September 30, 1999, are listed alphabetically as follows:

Linda M. Burkett,	49,	Executive Vice President, Chief Information Officer
(since September 1996); Executive Vice President and Chief Information Officer, Bergen Brunswig Drug Company (since 1995); Vice President, IR Support Services (1992-1995).

Charles J. Carpenter,	50,	President, PharMerica, Inc. (since April 1999);

Executive Vice President of the Company (since 1996); Chief Procurement Officer (1996-April 1999); Executive Vice President, Supplier Relations and Operations, Bergen Brunswig Drug Company (1995-1996); Executive Vice President, Northeast Region (1994-1995).

Neil F. Dimick,	50,	Executive Vice President, Chief Financial Officer (since
1992); President, Bergen Brunswig Specialty Company (since September 1996). Mr. Dimick is also a member of the Board of Directors.

William J. Elliott,	50,	Executive Vice President of the Company and President,
Bergen Brunswig Medical Corporation (since October 1996). Mr. Elliott resigned effective January 16, 2000.

Brent R. Martini,	40,	Executive Vice President of the Company and

President, Bergen Brunswig Drug Company (since September 1996); Executive Vice President, Bergen Brunswig Drug Company, West Region (1994-1996). Brent R. Martini is the son of Robert E. Martini. Brent R. Martini is also a member of the Board of Directors (since December 1999).

Robert E. Martini,	67,	Chairman of the Board (since 1992); interim Chief
Executive Officer (since November 1999); a consultant to the Company (since January 1997); Chief Executive Officer (1990-January 1997). Mr. Martini is also a member of the Board of Directors.

Andrew P. McVay,	39,	Vice President and Controller of Bergen Brunswig Drug
Company (since July 1997); Controller, West Region, Bergen Brunswig Drug Company (1994-July 1997).

Milan A. Sawdei,	53,	Secretary (since July 1992); Executive Vice President
(since April 1992); Chief Legal Officer (since 1989).

Carol E. Scherman,	44,	Executive Vice President, Human Resources (since
September 1996); Executive Vice President, Human Resources (since 1994), Bergen Brunswig Drug Company; Vice President, Human Resources and Associate Relations (1993-1994).

Eric J. Schmitt,	49,	Vice President, Finance and Treasurer (since February
1994); Vice President, Financial Planning (1989-1994).

[ COVER ] | [ TABLE OF CONTENTS ]

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

For certain information regarding shares of the Company's Class A Common Stock ("Common Stock"), including cash dividends per share, market prices per share, stock market information and number of shareowners, see "Selected Quarterly Results (unaudited)" as set forth in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report.

On February 9, 1994, the Board adopted a Shareowner Rights Plan (which was amended and restated on December 17, 1999; see Exhibit 4(c)) which provides for the issuance of one Preferred Share Purchase Right (the "Rights") for each outstanding share of Common Stock. The Rights are generally not exercisable until 10 days after a person or group (an "Acquiror") acquires 15% of the Common Stock or announces a tender offer which could result in a person or group owning 15% or more of the Common Stock (an "Acquisition"). Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company's Series A Junior Preferred Stock at an exercise price of $80.00.

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

During the year ended September 30, 1999, the Company issued shares of its Common Stock without registration under the Securities Act of 1933 (the "1933 Act") on two occasions. On December 31, 1998, in connection with its acquisition of Medical Initiatives, Inc. ("MII"), the Company issued approximately 200,000 shares of its Common Stock to the former shareowners of MII. On January 21, 1999, in connection with the acquisition of Stadtlander, the Company issued approximately 5.7 million shares of its Common Stock to the former shareowner of Stadtlander. Such issuances were exempt from registration under Section 4(2) of the 1933 Act. In each of these instances, the privately issued shares have been registered under the 1933 Act for resale by the former shareowners of the acquired businesses.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 6. SELECTED FINANCIAL DATA

Dollars in thousands, except for per share amounts

	September 30,

Years Ended:	1999 (f)		1998 (f)		1997		1996	1995

Net sales and other revenues (a):

Excluding bulk shipments to
customers' warehouses	$17,244,905		$13,720,017		$11,659,127		$9,941,633	$8,442,254
Bulk shipments to customers'
warehouses	4,000,633		3,401,651		2,837,646		2,476,110	2,355,094

Total net sales and other
revenues	21,245,538		17,121,668		14,496,773		12,417,743	10,797,348

Net earnings	70,573	(b)	3,102	(c)	81,679	(e)	73,533	63,942

Earnings per share - diluted	0.59	(b)	0.03	(c)	0.81	(e)	0.73	0.64

Cash dividends declared
per Class A Common share	0.225		0.315	(d)	0.216		0.192	0.190

At Years Ended:

Total assets	$5,535,421		$3,003,212		$2,707,123		$2,489,826	$2,405,530

Long-term obligations, net of
current portion	1,041,983		464,778		437,956		419,275	557,771

Company-obligated mandatorily
redeemable preferred
securities of subsidiary trust
holding solely subordinated
notes of the Company	300,000		-		-		-	-

Shareowners' equity	1,495,490		629,064		644,861		578,966	519,349

(a)	Reclassified to include bulk shipments to customers' warehouses. For further information, see Note 1 of Notes to Consolidated Financial Statements.
(b)

Includes special provision for doubtful receivables of $32.5 million, net of income tax benefit of $21.2 million. Net earnings and diluted earnings per share excluding the special charge were $103.1 million and $0.87, respectively. See Item 7 of this Annual Report.

(c)

Includes special charges for writedown of goodwill of $87.3 million, no income tax effect; merger expenses of $8.6 million, net of income tax benefit of $6.0 million; abandonment of capitalized software of $3.1 million, net of income tax benefit of $2.2 million; and restructuring expenses of $1.8 million, net of income tax benefit of $1.2 million. Net earnings and diluted earnings per share excluding the special charges were $103.9 million and $1.01, respectively. See Item 7 of this Annual Report.

(d)	Includes $0.075 per share declared September 24, 1998 and paid December 1, 1998. See Item 7 of this Annual Report.
(e)

Includes special charges for merger expenses of $3.4 million, net of income tax benefit of $2.4 million, relating to the termination of the proposed IVAX merger. Net earnings and diluted earnings per share excluding the special charges were $85.1 million and $.84, respectively. See Item 7 of this Annual Report.

(f)	See Item 7 of this Annual Report for information regarding business acquisitions during these fiscal years.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues have increased significantly during the past three years due to internal growth and acquisitions. However, net earnings and diluted earnings per share trends were negatively affected by special items in each of these years. The following table summarizes the Company's revenue and earnings during this period:
Dollars in millions, except for per share amounts

	Years Ended September 30,			% Change

	1999	1998	1997	1999	1998

Net sales and other revenues	$21,245.5	$17,121.7	$14,496.8	24%	18%

Earnings excluding special items	$103.1	$103.9	$85.1	(1)%	22%
Special items	(32.5)	(100.8)	(3.4)

Net earnings	$70.6	$3.1	$81.7

Diluted earnings per share:
Earnings excluding special items	$0.87	$1.01	$0.84	(14)%	20%
Special items	(0.28)	(0.98)	(0.03)

Net earnings	$0.59	$0.03	$0.81

Special items represent charges or writedowns which management believes are either one-time occurrences or otherwise not related to ongoing operations, and are described under the caption "Special Items" below. Such items have been shown separately in order to facilitate analysis of the Company's operating trends.

Fiscal 1999 earnings and diluted earnings per share, excluding special items, declined 1% and 14%, respectively, in comparison with fiscal 1998. The slight decline in net earnings, despite higher revenues, principally relates to higher interest expense associated with the additional debt incurred or assumed in connection with certain acquisitions. Lower earnings per share principally reflects the effect of the Company's issuance of additional shares of Common Stock in connection with certain acquisitions.

The Company's operating results include the results of acquired entities during the past three years. Such acquisitions, which are described in more detail under the caption "Business Acquisitions" herein, are summarized as follows:
Acquisition Date	Acquired Entity	Segment

April 1999	PharMerica, Inc.	Pharmaceutical Services
February 1999	J.M. Blanco, Inc.	Pharmaceutical Distribution
January 1999	Stadtlander Operating Company, LLC	Pharmaceutical Services
December 1998	Medical Initiatives, Inc.	Pharmaceutical Distribution
September 1998	Ransdell Surgical, Inc.	Other Businesses
September 1998	Choice Systems, Inc.	Other Businesses
August 1998	The Lash Group, Inc.	Other Businesses
May 1998	Pacific Criticare, Inc.	Other Businesses
January 1998	Besse Medical Services, Inc.	Pharmaceutical Distribution

As described below, of the acquired entities, PharMerica and Stadtlander have had the most significant impact on the Company's results of operations. Each of the transactions listed above is reflected in the Company's consolidated financial statements only from the respective acquisition date.

Operating Earnings

The Company reported increases in operating earnings, excluding special items, of 21% and 23% in fiscal 1999 and 1998, respectively. The following table provides a summarized statement of operations on a consolidated basis, including key line item growth rates and ratios. PharMerica and Stadtlander, due to the nature of their pharmaceutical service businesses, have significantly higher gross margins and operating expense ratios than the Company's principal pharmaceutical distribution businesses. Accordingly, certain ratios in the table have also been shown excluding PharMerica and Stadtlander in order to present a more meaningful comparison with historical results.

	Years Ended September 30,			% Change

Dollars in millions	1999	1998	1997	1999	1998

Revenues excluding bulk shipments	$17,244.9	$13,720.0	$11,659.1	26%	18%
Bulk shipments	4,000.6	3,401.7	2,837.7	18	20

Total net sales and other revenues	$21,245.5	$17,121.7	$14,496.8	24	18

Gross profit	$1,099.5	$750.3	$654.4	47	15
Operating expenses excluding
special items	837.7	534.2	479.4	57	11

Operating earnings before
special items	261.8	216.1	175.0	21	23
Special items:
Special receivables provision	53.7	-	-	-	-
Special charges	-	110.2	5.8	-	-

Operating earnings	$208.1	$105.9	$169.2	97%	(37)%

Percentage of revenues excluding
bulk shipments:
Gross profit	6.38%	5.47%	5.61%
Operating expenses, excluding
special items	4.86%	3.89%	4.11%
Operating earnings before
special items	1.52%	1.58%	1.50%
Operating earnings	1.21%	0.77%	1.45%

Percentage of revenues excluding
PharMerica and Stadtlander
in fiscal 1999:
Gross profit	5.08%	5.47%	5.61%
Operating expenses, excluding
special items	3.54%	3.89%	4.11%
Operating earnings before
special items	1.54%	1.58%	1.50%
Operating earnings	1.54%	0.77%	1.45%

Revenues excluding bulk shipments increased 26% and 18% in fiscal 1999 and 1998, respectively. Of the fiscal 1999 increase, 21% represented internal growth while 5% represented the effect of acquired entities. Virtually all of the fiscal 1998 increase was attributable to internal growth, with only a minor portion attributable to acquired entities.

Along with other companies in its industry, the Company reports bulk shipments of pharmaceuticals in revenues and cost of sales. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. Bulk sales of pharmaceuticals do not impact the Company's inventory since the Company simply processes the orders that it receives from its suppliers directly to the customers' warehouses. The Company serves as an intermediary by paying the supplier and billing the customer for the goods. Due to the insignificant margins generated through bulk shipments, fluctuations in such revenues have only an immaterial impact on the Company's operating earnings.

Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 5.08%, 5.47% and 5.61% in fiscal 1999, 1998 and 1997, respectively, excluding the effect of PharMerica and Stadtlander. Of the fiscal 1999 decrease of 39 basis points, approximately 15 basis points represent the effect of LIFO reserve provisions. The remaining 24 basis point reduction in 1999 and the 14 basis point reduction in fiscal 1998 primarily reflect lower margins in the Pharmaceutical Distribution segment. Such margins declined mainly due to intense price competition within the industry as well as to a change in the sales mix, with a greater proportion of revenues coming from high-volume, low-margin customers. The favorable effect of inventory investment buying profits partially offset the aforementioned factors. Gross margins were also slightly lower in the Other Businesses segment, primarily due to a higher medical-surgical sales mix of lower-margin shipments to the acute care market.

In all of the Company's wholesale distribution businesses, it is customary to pass on manufacturers' price increases to customers. Investment buying enables distributors such as the Company to benefit by purchasing goods in advance of anticipated manufacturers' price increases. Consequently, the rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

Management anticipates further downward pressure on gross margins in the distribution businesses in fiscal 2000 because of continued price competition influenced by high-volume customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products and services and continued reduction of operating expenses as a percentage of revenues. However, no assurance can be given that such improved sales mix or expense reduction can be achieved since many of the factors that impact such results (e.g. the effect of group purchasing agreements, competitive inroads, market conditions, etc.) are outside the Company's control.

Operating expenses (excluding special items) include distribution, selling, general and administrative expenses ("DSG&A") and the provision for doubtful receivables. Excluding PharMerica and Stadtlander, operating expenses as a percentage of revenues excluding bulk shipments were 3.54%, 3.89% and 4.11% in fiscal 1999, 1998 and 1997, respectively. The significant reductions were primarily attributable to continued operating efficiencies and the spreading of fixed costs over a larger revenue base. The Company's distribution infrastructure has been able to process increasing volume without a proportionate increase in operating expenses. Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the operating expense ratio because these customers are less costly to service.

Segment Information

Substantially all of the Company's growth in operating earnings has been contributed by the Pharmaceutical Distribution segment. Following is a summary of revenue and operating earnings for the Company's segments:

Dollars in millions

	Revenue Excluding Bulk Shipments			Growth Rate

Years Ended September 30,	1999	1998	1997	1999	1998

Pharmaceutical Distribution	$15,902.7	$12,936.3	$10,906.4	23%	19%
Pharmaceutical Services	866.6	0.9	-
Other Businesses	892.7	781.3	751.5	14	4
Corporate	0.7	1.5	1.2
Intersegment Eliminations	(417.8)	-	-

Total	$17,244.9	$13,720.0	$11,659.1	26%	18%

	Operating Earnings			Growth Rate

Years Ended September 30,	1999	1998	1997	1999	1998

FIFO basis, excluding special items:
Pharmaceutical Distribution	$326.0	$264.1	$198.2	23%	33%
Pharmaceutical Services	0.6	(0.3)	-	-	-
Other Businesses	6.2	6.0	12.8	3	(53)
Corporate	(52.5)	(58.6)	(43.7)	-	-

Total, FIFO basis excluding
special items	280.3	211.2	167.3	33%	26%

LIFO (charges) credits	(18.5)	4.9	7.7
Special items	(53.7)	(110.2)	(5.8)

Total, LIFO basis including
special items	$208.1	$105.9	$169.2	97%	(37)%

Operating earnings as a
percentage of revenue
excluding bulk shipments:
Pharmaceutical Distribution	2.05%	2.04%	1.82%
Pharmaceutical Services	0.07%	(33.33)%	-%
Other Businesses	0.69%	0.77%	1.70%
Total, FIFO basis excluding
special items	1.63%	1.54%	1.43%
Total, LIFO basis including
special items	1.21%	0.77%	1.45%

Pharmaceutical Distribution:

Revenues increased 23% and 19% in fiscal 1999 and 1998, respectively, substantially all of which represented internal growth (only 1% resulted from acquisitions). BBDC's revenue increased 21% and 16%, respectively, reflecting increased volume across all geographic regions and major customer categories. ASD's revenues increased 68% and 105%, respectively, representing continued growth in all of its specialty product markets. These increases were comprised of higher shipments to existing BBDC and ASD customers as well as to a significant number of new customers. National industry economic conditions were also favorable, with increases in prescription drug usage and higher pharmaceutical prices contributing to this segment's revenue growth.

Operating earnings have grown at a rate equal to or higher than revenues, with increases of 23% and 33% in fiscal 1999 and 1998, respectively. As a percentage of revenues, operating income was 2.05%, 2.04% and 1.82% in fiscal 1999, 1998 and 1997, respectively. During the past two years, this segment has been able to achieve operating expense efficiencies which have offset or exceeded the reductions in gross margins it has experienced (see "Operating Earnings" section above).

Pharmaceutical Services:

Substantially all of the revenue growth in fiscal 1999 represented sales by PharMerica ($475.3 million) and Stadtlander ($383.1 million) since their acquisition dates in late April 1999 and late January 1999, respectively. The only other activity in this segment was related to a small mail service entity. The Pharmaceutical Services segment operated at just above the breakeven level, excluding special items, in fiscal 1999, with PharMerica reporting a profit and Stadtlander reporting a loss.

PharMerica's operations have been adversely affected by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the Prospective Payment System ("PPS"). The adverse effects of PPS included (1) lower occupancy by Medicare-funded patients at nursing facilities serviced by PharMerica, (2) significantly diminished acuity levels among residents of these facilities, which reduced the overall utilization of drugs, and (3) increased customer pricing pressure, thereby reducing PharMerica's gross margins. While the Company did see some stabilization of these trends in the fourth quarter, management expects that they will continue to affect PharMerica throughout fiscal 2000. Management has taken steps designed to improve PharMerica's earnings, including (1) enabling PharMerica to participate in the Company's generic purchasing programs in order to reduce drug costs, (2) consolidation of pharmacies to streamline operations, (3) outsourcing of delivery services, (4) strengthening of billing and collections management and (5) conversion of PharMerica's long-term care pharmacies to a common proprietary AS400 computer system.

Stadtlander has shown revenue growth from its pre-acquisition period in all of its major markets. However, it reported an operating loss primarily due to unexpectedly-high bad debt provisions and lower-than-expected gross margins. Stadtlander has taken steps designed to improve receivables collection going forward; for example, Stadtlander has implemented new accounts receivable software, strengthened its billing controls, outsourced certain collection activities, and engaged The Lash Group to assist in obtaining reimbursement sources for indigent patients. Although no assurances can be given, management anticipates that days sales outstanding and bad debt losses will be lower by the end of fiscal 2000. In response to lower-than-expected gross margins, Stadtlander is taking several steps designed to improve earnings, including consolidation of branches to streamline operations, reengineering of business processes and seeking better contractual relationships in the marketplace through its relationships with payors and pharmaceutical companies.

For further information regarding Stadtlander and PharMerica, see "Special Items" below.

Other Businesses:

Revenue increased 14% and 4% in fiscal 1999 and 1998, respectively, principally related to a higher volume of medical-surgical shipments. In fiscal 1999, acquired entities provided 10% of the segment's increase while internal growth accounted for the remaining 4%. In fiscal 1998, the effect of acquired entities comprised only 1% of the increase, with internal growth contributing the remaining 3%.

Operating earnings increased 3% in fiscal 1999 after declining 53% in fiscal 1998. The increase in fiscal 1999 primarily reflects improved profitability of the BBMC medical-surgical business due to higher revenue, operating expense efficiencies resulting from a restructuring program, and lower intangibles amortization. Partially offsetting these favorable factors were operating losses at ICS and Choice, which are still considered to be in a start-up phase. The significant decline in operating earnings in fiscal 1998 primarily reflected an unexpected slowdown in revenues and gross margin at BBMC, prior to the implementation of the restructuring program.

Corporate:

Corporate expenses decreased $6.1 million in fiscal 1999 and increased $14.9 million in fiscal 1998. These fluctuations primarily reflect changes in incentive compensation under the Company's bonus plans.

LIFO (Charges) Credits:

The Company principally manages its operations on a FIFO (first-in, first-out) basis, in which inventories are valued at the most recent purchase costs. For external financial reporting purposes, however, the Company uses the LIFO (last-in, first-out) method, whereby cost of sales is calculated at the most recent purchase costs and inventory is valued at the earlier purchase costs. Due to a history of generally-rising prices, FIFO inventory is higher than LIFO inventory, and a LIFO reserve is maintained to adjust FIFO inventories to LIFO at year-end. The LIFO provision represents the non-cash earnings effect of adjusting the LIFO reserve during the year. The fiscal 1999 LIFO provision was unfavorably affected by the timing of manufacturers' price increases and the unavailability of certain inventory items to the Company.

Special Items:

Following is a summary of special items during the past three years and their effect on net earnings and earnings per share:

Dollars in millions, except per share amounts

		Years Ended September 30,

Segment	Description	1999	1998	1997

Pharmaceutical Services	Receivables provision	$(53.7)	$-	$-
Other Businesses	Goodwill writedown	-	(87.3)	-
Other Businesses	Restructuring expenses	-	(3.0)	-
Corporate	Abandoned capitalized software	-	(5.3)	-
Corporate	Merger-related expenses	-	(14.6)	(5.8)

Total special items		(53.7)	(110.2)	(5.8)
Tax effect of special items		21.2	9.4	2.4

Effect on net earnings		$(32.5)	$(100.8)	$(3.4)

Effect on diluted earnings per share		$(0.28)	$(0.98)	$(0.03)

During fiscal 1999, the Company recorded a special receivables provision of $53.7 million consisting of additions to the allowance for doubtful accounts of $46.0 million and $7.7 million at PharMerica and Stadtlander, respectively, principally related to pre-acquisition receivables and the adverse effect of Medicare PPS on PharMerica's customer base.

During fiscal 1998, the Company recorded a non-cash charge of $87.3 million for the writedown of BBMC goodwill related to certain acquisitions made prior to September 1995, resulting from a realized impairment to the carrying value of BBMC's long-lived assets. The Company also recorded a $3.0 million charge for BBMC restructuring expenses, which represented severance costs associated with streamlining and refocusing the sales organization and costs associated with the consolidations of four divisions to improve efficiency and customer service. Other special charges included $5.3 million for the abandonment of capitalized software and $14.6 million related primarily to the proposed merger with Cardinal Health, Inc. ("Cardinal"), which was terminated on August 7, 1998.

During fiscal 1997, the Company reported a $5.8 million charge for expenses related to the proposed merger with IVAX Corporation, which was terminated on March 20, 1997.

All of the aforementioned special items have a current or deferred tax benefit except for the goodwill writedown.

Interest Expense and Distributions on Preferred Securities

The Company's financing expenses are comprised of two line items on the statements of consolidated earnings:

Dollars in millions

	Years Ended September 30,

	1999	1998	1997

Net interest expense (pre-tax)	$74.1	$40.0	$30.8

Distributions on preferred securities of subsidiary
trust ($8.1 pre-tax less $3.2 tax benefit)	$4.9	$-	$-

Total financing expenses were $82.2 million in fiscal 1999, including net interest expense of $74.1 million and $8.1 million of pre-tax distributions on the Company's Preferred Securities, representing an increase of $42.2 million, or 106%, over the prior year. This increase was primarily due to higher borrowings under the Company's bank credit agreements, new borrowings under a commercial paper program, debt assumed in connection with acquisitions, and the issuance of the Preferred Securities.

The fiscal 1998 increase of $9.2 million, or 30%, over fiscal 1997 resulted from increased borrowings under the Company's bank credit agreements.

In fiscal 1999, a significant portion of the higher borrowings was related to the financing of the purchase price of acquired entities and the assumption of the debt of those entities. In both fiscal 1999 and 1998, borrowing increased to fund higher investments in inventory in order to (a) support the significant growth in the Company's revenues, and (b) to take advantage of increased investment buying opportunities.

Taxes on Income

Taxes on income, excluding the tax benefit on distributions of Company's Preferred Securities, were 43.7%, 95.3% and 41.0% of pre-tax earnings in fiscal 1999, 1998 and 1997, respectively. The unusually high fiscal 1998 rate reflects the nondeductible writedown of goodwill described under "Special Items" above; excluding the writedown, the effective tax rate would have been 41.0%. The 2.7% increase in the effective rate in fiscal 1999 is mainly attributable to the additional nondeductible goodwill amortization associated with PharMerica, J.M. Blanco and certain other acquired entities. All of the goodwill amortization of Stadtlander is tax-deductible.

Earnings per Share

Earnings per share fluctuations normally result primarily from changes in the Company's net earnings. However, in fiscal 1999, diluted earnings per share were impacted by a 16% increase in the weighted average number of common shares outstanding, to 119.1 million shares from 102.6 million shares in fiscal 1998. The increase was primarily related to the issuance of 24.7 million shares in connection with the acquisition of PharMerica in April 1999 and the issuance of 5.7 million shares in connection with the acquisition of Stadtlander in January 1999. There were 134.2 million shares of the Company's common stock outstanding at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company's capitalization at the end of the last three fiscal years. Except that debt is net of cash herein, these percentages are calculated in accordance with the covenants set forth in the Company's Credit Agreement and Credit Facility, in which certain non-cash charges are excluded from the calculation:

	September 30,

	1999	1998	1997

Debt, net of cash	43%	34%	36%
Equity, including the Preferred Securities	57%	57%	61%

The increase in the debt percentage is mainly due to an increase in borrowings, including those under bank credit agreements, discretionary bank lines and commercial paper agreements, as well as debt assumed in connection with acquisitions. These increases were partially offset by increases in equity resulting from the issuance of shares of the Company's common stock in connection with acquisitions, the issuance of the Preferred Securities, and the Company's net earnings.

The Company currently has $1.0 billion of available credit under committed revolving bank credit lines, consisting of a $400 million senior credit agreement (the "Credit Agreement") and a $600 million senior credit facility (the "Credit Facility"). The Credit Agreement and the Credit Facility rank on a parity with each other. The Credit Agreement with a group of domestic and foreign banks is effective through March 2001 and allows additional borrowings under discretionary lines outside the Credit Agreement. The Credit Facility with a group of banks was initiated in April 1999 and expires in April 2000. The Company expects to renew the Credit Facility for another 364-day period and will begin the related discussions with its bank group in January 2000.

Also in April 1999, the Company entered into a series of commercial paper agreements (the "Commercial Paper Agreements") with a group of commercial paper dealers which provides for the private placement of short-term commercial paper notes of the Company up to a maximum of $1.0 billion outstanding. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue and are backed by the Credit Agreement and Senior Credit Facility. The amount of credit available under the Credit Agreement and Credit Facility are reduced dollar-for-dollar by the amount outstanding under the Commercial Paper Agreements.

Outstanding borrowings under the aforementioned agreements at September 30, 1999 totaled $942.6 million, consisting of $249.7 million under the Credit Agreement and discretionary lines and $692.9 million under the Commercial Paper Agreements.

On May 26, 1999, the Company's Bergen Capital Trust (the "Trust") issued 12,000,000 shares of its Preferred Securities at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's Subordinated Notes. The Company used the net proceeds from this investment for general corporate purposes, principally retirement of a portion of its outstanding debt. The Subordinated Notes represent the sole assets of the Trust and bear interest at the rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are guaranteed by the Company.

The Company's 1996 Registration Statement, which became effective on March 27, 1996, allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million.

See Notes 2 and 3 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Credit Agreement, the Credit Facility, the Commercial Paper Agreements, the Preferred Securities and the 1996 Registration Statement.

In December 1999, the Company's Credit Agreement and Credit Facility were amended to, among other things, (a) allow the Company or any of its subsidiaries to sell, transfer or convey certain trade receivables which would result in aggregate proceeds not to exceed $400 million, and (b) modify certain financial covenants.

On December 17, 1999, the Company entered into an asset securitization program with a bank which provides additional borrowing capacity for the Company (the "Asset Securitization Program"). The initial funded amount is $200 million, which the Company is working to increase to $300 million in the second quarter of fiscal 2000. Through the Asset Securitization Program, the Company's Bergen Brunswig Drug Company subsidiary will sell, on an ongoing basis, accounts receivable generated by certain of its divisions to a special purpose subsidiary. That special purpose subsidiary will, in turn, sell such receivables to banking institutions.

On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Common Stock , which was paid on December 1, 1998 to shareowners of record on November 2, 1998. All share and per share amounts presented herein have been restated to reflect the effect of this stock split.

Cash dividends declared on Common Stock amounted to $.225, $.315 and $.216 per share in fiscal 1999, 1998 and 1997, respectively. The fiscal 1998 amount includes a $.075 per share quarterly dividend which was declared on September 24, 1998 but not paid until December 1, 1998 to shareholders of record on November 2, 1998. The $.075 dividend constituted the Company's fiscal 1999 first quarter dividend; the declaration was made earlier than usual to coincide with the announcement of the aforementioned 2-for-1 stock split. Had the timing of the declaration been made in the usual manner, dividends for fiscal 1999 and 1998 would have been $.300 and $.240, respectively. On November 4, 1999, the Company declared a regular quarterly cash dividend of $.075 per share, payable on December 1, 1999 to shareowners of record on November 16, 1999. Although the Company does not have a policy requiring the payment of any specified levels of dividends, the Company's historical dividends have averaged approximately 28% of net earnings before special items for the three-year period ended September 30, 1999.

The Company's cash flows during the past three years are summarized in the following table:

Dollars in millions

	Years Ended September 30,

	1999	1998	1997

Net earnings excluding non-cash charges	$237.2	$191.0	$146.8
Increases in operating assets and liabilities	(519.4)	(120.8)	(72.4)

Cash flows from operations	(282.2)	70.2	74.4
Property acquisitions	(57.1)	(29.8)	(23.8)
Acquisition of businesses, less cash acquired	(248.4)	(22.6)	-
Proceeds of debt and trust preferred securities	1,062.4	30.0	20.0
Repayment of debt and other obligations	(409.7)	(2.5)	(4.0)
Cash dividends	(36.0)	(24.2)	(21.7)
Other - net	8.4	3.4	(11.8)

Net increase in cash and cash equivalents	$37.4	$24.5	$33.1

During fiscal 1999, the Company borrowed significantly more funds than in prior years, primarily in order to finance the cash portion of the purchase price of the Stadtlander and J.M. Blanco acquisitions, to pay off debt assumed with those acquisitions and the PharMerica acquisition, and to fund working capital requirements to support the Company's growing operations. The large negative cash flow from operations in fiscal 1999 is primarily associated with the Pharmaceutical Distribution segment, which had higher receivables and inventory in connection with higher sales levels. In addition, the timing of the related payments for inventory purchases was such that there was a relatively small benefit from accounts payable.

The Company believes that internally-generated cash flows, funds available under the Credit Agreement, the Credit Facility, the Commercial Paper Agreements, the Asset Securitization Program, and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ from this forward- looking statement as a result of unanticipated capital requirements or an inability to access the capital markets on acceptable terms when, and if, necessary. Such access to the capital markets may be more difficult or expensive in the future due to the downgrading of the Company's debt ratings in November and December 1999.

Working capital increased to $770.0 million at September 30, 1999 from $591.4 million at September 30, 1998. The increase primarily reflects higher receivables and inventory balances supporting significant revenue growth as well as acquired entities. The current ratio decreased slightly to 1.29 at September 30, 1999 from 1.31 at September 30, 1998. Trade receivables outstanding, net of customer credit balances, were 21 days during fiscal 1999 and 16 days during fiscal 1998; substantially all of the increase was due to PharMerica and Stadtlander which, due to the nature of their customers, have a significantly longer receivables collection cycle than the Company's distribution operations. The inventory turnover rate on FIFO basis was 7.3 times during fiscal 1999 and 7.2 times during fiscal 1998.

Property acquisitions relate principally to improvements at several new warehouse and office locations, warehouse and pharmacy equipment, and data processing equipment.

BUSINESS ACQUISITIONS

On April 26, 1999, the Company acquired PharMerica, one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The Company issued approximately 24.7 million shares of Common Stock valued at approximately $670 million, acquired net assets (excluding debt) at fair value of approximately $307 million, assumed debt of approximately $600 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $973 million in the transaction.

On February 10, 1999, the Company acquired J.M. Blanco, Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico, for a cash purchase price of approximately $30 million. The Company acquired net assets (excluding debt) at fair value of approximately $24 million, assumed debt of approximately $22 million and incurred costs of approximately $1 million. The Company recorded goodwill of approximately $29 million in the transaction.

On January 21, 1999, the Company acquired Stadtlander, a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets (excluding debt) at fair value of approximately $40 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $405 million in the transaction.

On December 31, 1998, the Company acquired Medical Initiatives, Inc. ("MII"), a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. The Company issued approximately 200,000 shares of Common Stock, previously held as Treasury shares, valued at approximately $6.0 million, acquired net assets at fair value of approximately $0.1 million and incurred costs of $0.2 million. The Company recorded goodwill of approximately $6.1 million in the transaction.

Each of the aforementioned acquisitions was accounted for as a purchase for financial reporting purposes. The Company is in disagreement with the seller and the seller's independent auditors regarding the valuation of the net assets of Stadtlander. See Part I, Item 3 entitled "Legal Proceedings."

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

The impact of the Ransdell, Choice and Lash acquisitions, on a historical basis, is not significant. Accordingly, prior period historical financial statements were not restated for these acquisitions. The above acquired entities' financial results are included in the consolidated financial results of the Company since their respective acquisition dates. The aggregate merger expenses incurred related to these acquisitions were not material.

On May 12, 1998, the Company completed the acquisition of Pacific Criticare, Inc. ("Pacific Criticare"), a privately-held distributor of medical-surgical products located in Waipahu, Hawaii for a cash purchase price of $4.0 million. The Company acquired assets at fair value of approximately $2.1 million, assumed liabilities of approximately $1.7 million and incurred costs of $.3 million. The Company recorded goodwill of approximately $3.9 million in the transaction. This acquisition was accounted for as a purchase for financial reporting purposes.

On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse Medical Services ("Besse"), Inc., a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio, for a cash purchase price of $22.2 million. The Company acquired assets at fair value of approximately $11.5 million, assumed liabilities of approximately $6.7 million and incurred costs of $.4 million. The Company recorded goodwill of approximately $17.8 million in the transaction. This acquisition was accounted for as a purchase for financial reporting purposes.

TERMINATED MERGER

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

Since the Company relies heavily on computer technology throughout its businesses to effectively carry out its day-to-day operations, it has made resolution of the Year 2000 problem a major corporate initiative. In October 1996, the Company established a central office to direct its company wide Year 2000 efforts for all of its businesses, including BBDC, BBMC, ASD and other subsidiaries. A steering committee comprised of several executive officers provides top-level oversight for the program. Both internal and external resources have been used to identify, correct and test the Company's systems for Year 2000 compliance.

The Company's Year 2000 program addressed both information technology ("IT") and non-IT systems. The Company's business applications reside on mainframe, midrange and desktop computer systems. The Company's IT infrastructure is comprised of hardware, internally-developed software, and software purchased from external vendors. The Company's non-IT systems include equipment which uses date-sensitive embedded technology. Principal non-IT systems include telecommunications equipment, automated warehouse equipment, and hand-held order entry devices which the Company has provided to its customers.

The Company has divided its Year 2000 program by business unit and functional area into numerous individual projects in order to provide detailed management for each at-risk system. The Company's approach has been to address each Year 2000 project in the following phases: inventory, assessment, planning, renovation, testing and internal certification. For BBDC, all systems have now been tested and internally certified as Year 2000 compliant. In addition, BBDC performed comprehensive enterprise integration testing of all major IT systems, including order fulfillment, procurement, financial services and accounting.

BBMC and ASD are comprised of a number of entities acquired during the last several years. Although some of the computer systems within these entities were Year 2000 complaint, certain significant computer systems were not Year 2000 compliant. Certain of the non-compliant systems were remediated for Year 2000 compliance while the remainder were replaced with Year 2000 compliant systems. All of BBMC's and ASD's systems have now been tested and internally certified as Year 2000 compliant.

PharMerica, which was acquired on April 26, 1999, had also centralized its Year 2000 readiness efforts under an executive steering committee and a project management team prior to the acquisition, similar to the approach used by the Company. All dispensing, financial and other systems have now been internally certified as Year 2000 compliant.

Stadtlander, which was acquired on January 21, 1999, has also completed its Year 2000 remediation efforts and all of its systems have been internally certified as Year 2000 compliant. Of particular significance is its new billing and receivables software system, which was installed in November 1999 and has significantly improved functionality over the previous system, which was not Year 2000 compliant.

The Company also recognizes that it would be at risk if its suppliers, customers, banks, utilities, transportation companies and other business partners fail to properly remediate their Year 2000 systems and software. Accordingly, the Company has communicated with such entities through questionnaires and other means in order to assess the status of their remediation efforts. The Company has met with major business partners to discuss progress and contingencies, conduct on-site assessments, and test critical electronic interfaces. Although the Company is not aware of any significant Year 2000 problems with any of these third parties, there can be no assurances that their systems or software will be remediated in a timely manner, or that a remediation failure would not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company is also subject to risk should government or private payors and insurers fail to become Year 2000 compliant and therefore be unable to make full or timely reimbursement to the Company's customers. Such a situation could have a material adverse affect on the Company's cash flows by reducing the ability of customers to pay for products purchased from the Company. In particular, any Medicaid or Medicare failures would have a significant impact on PharMerica and Stadtlander, which directly or indirectly derive a significant portion of their revenues from these state and federal government payors.

The Company has charged the cost of its Year 2000 program to expense as incurred, except for purchases of computer hardware and other equipment, which have been capitalized as property and depreciated over the equipment's estimated useful lives in accordance with the Company's normal accounting policies. Through September 30, 1999, the Company's cumulative Year 2000 costs amounted to approximately $18.0 million (including $5.0 million of capital expenditures). The Company's remaining costs are expected to be approximately $1.6 million (including $0.4 million of capital expenditures). The aforementioned amounts exclude (1) the costs associated with new systems installed primarily to integrate operations and achieve additional information technology functionality and (2) the costs associated with the remediation efforts of PharMerica and Stadtlander. From the respective acquisition dates through September 30, 1999, the aggregate Year 2000 costs of PharMerica and Stadtlander amounted to approximately $3.2 million (including $1.2 million of capital expenditures). The remaining costs of PharMerica and Stadtlander are expected to be approximately $1.1 million (including $0.3 million of capital expenditures).

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

While the Company is not presently aware of any significant exposure due to its systems and software not having been properly remediated, there can be no assurances that all Year 2000 remediation processes will be successful or that the contingency plans described below will sufficiently mitigate the risk of a Year 2000 compliance problem. If Year 2000 remediation efforts by the Company or third parties are unsuccessful, there could be a significant disruption of the Company's business operations, which could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

The Company has identified major potential failure points and the related adverse consequences associated with them. For such risks, the Company has developed contingency plans for conducting its business until the problems can be corrected. For example, such plans include alternative electronic and manual means of receiving, processing and shipping customer orders, purchasing inventory from suppliers, and sending and receiving cash payments.

The foregoing discussion concerning the Year 2000 problem contains forward-looking statements that involve risks and uncertainties (referred to above) that could cause actual results to differ materially from such statements. Although the Company believes that minimal business disruption will occur as a result of Year 2000 issues, there is no assurance that all Year 2000 problems will be successfully remediated by the Company or third parties and that any such failures will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In fiscal 2001, the Company plans to adopt a new accounting pronouncement issued by The Financial Accounting Standards Board. This pronouncement is not expected to have a significant impact on the Company's reported financial position or results of operations. See Note 1 of the accompanying Notes to Consolidated Financial Statements for further information.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At September 30, 1999, the Company's debt consisted of approximately $595.3 million of fixed-rate debt with a weighted average interest rate of 7.88% and $942.6 million of variable-rate debt (consisting of borrowings under the bank Credit Agreement and discretionary lines and Commercial Paper Agreements) with a weighted average interest rate of 5.79%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements; the amount borrowed at September 30, 1999 represented the maximum borrowings at any quarter end during fiscal 1999. If interest rates on such variable debt were to increase by 58 basis points (one-tenth of the rate at September 30, 1999), the net impact on the Company's pre-tax earnings would be approximately $5.0 million.

The Company also believes that its interest rate exposure may be somewhat mitigated due to the favorable effect which inflation may have on the Company, specifically, manufacturers' price inflation which may accelerate concurrent with a general increase in interest rates, to the extent the Company can take advantage of such inflation in purchasing and selling inventory.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a. Supplementary Data
SELECTED QUARTERLY RESULTS (unaudited) Dollars in thousands, except for per share amounts

	Year Ended September 30, 1999

	First		Second		Third	Fourth		Fiscal
	Quarter		Quarter		Quarter	Quarter		Year

Net sales and other revenues:
Excluding bulk shipments to
customers' warehouses	$3,960,106		$4,301,945		$4,454,888	$4,527,966		$17,244,905
Bulk shipments to
customers' warehouses	1,060,212		706,516		1,048,430	1,185,475		4,000,633

Total net sales and
other revenues	5,020,318		5,008,461		5,503,318	5,713,441		21,245,538

Gross profit	198,628		253,637		326,489	320,773		1,099,527
Net earnings (loss)	27,883		38,442		32,785	(28,537	)(a)	70,573

Earnings (loss) per share -
diluted (b)	0.27		0.35		0.26	(0.21	)(a)	0.59
Cash dividends declared per
Class A Common share	-	(e)	0.075		0.075	0.075		0.225

Market prices per Class A
Common share	$35-21 1/16		$37 3/4 -19 15/16		$25 5/8-14 3/8	$17 1/4-9 7/8		$37 3/4 -9 7/8

	Year Ended September 30, 1998

	First		Second		Third	Fourth		Fiscal
	Quarter		Quarter		Quarter	Quarter		Year

Net sales and other revenues:
Excluding bulk shipments to
customers' warehouses:	$3,168,431		$3,372,236		$3,513,184	$3,666,166		$13,720,017
Bulk shipments to
customers' warehouses	727,744		748,947		946,420	978,540		3,401,651

Total net sales and
other revenues	3,896,175		4,121,183		4,459,604	4,644,706		17,121,668

Gross profit	170,671		190,800		188,983	199,811		750,265
Net earnings (loss)	21,337		18,808	(c)	27,180	(64,223	) (d)	3,102

Earnings (loss) per share -
diluted (b)	0.21		0.18	(c)	0.26	(0.63	) (d)	0.03
Cash dividends declared per
Class A Common share	0.060		0.060		0.060	0.135	(e)	0.315

Market prices per Class A
Common share	$23 1/16-18 13/16		$26 1/8-19		$25-20 1/16	$31 1/8 -16 13/16		$31 1/8 -16 13/16

(a)	Includes special provision for doubtful receivables of $32.5 million, net of income tax benefit of $21.2 million.
(b)

Sum of quarterly EPS does not equal the EPS for the year. For the fourth quarters of both fiscal 1999 and 1998, diluted EPS was the same as basic EPS; due to the Company's net losses in those quarters, the effect of stock options was anti-dilutive and therefore excluded from the EPS calculations.

(c)	Includes provision for merger expenses of $9.8 million, no income tax effect.
(d)

Includes provisions for writedown of goodwill of $87.3 million, no income tax effect, merger expenses of $(1.2) million, net of income tax benefit of $6.0 million, abandonment of capitalized software of $3.1 million, net of income tax benefit of $2.2 million, and restructuring expenses of $1.8 million, net of income tax benefit of $1.2 million.

(e)

The fiscal 1999 first quarter dividend was declared on September 24, 1998 and paid on December 1, 1998. It was recorded on the declaration date in the fourth quarter of fiscal 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Bergen Brunswig Corporation Class A Common Stock is listed on the New York Stock Exchange. There were approximately 4,200 Class A Common Stock shareowners of record on September 30, 1999.

 7
b.	Financial Statements

STATEMENTS OF CONSOLIDATED EARNINGS

Dollars in thousands, except for per share amounts

Years Ended September 30,	1999	1998	1997

Consolidated Earnings:
Net sales and other revenues:
Excluding bulk shipments to customers' warehouses	$17,244,905	$13,720,017	$11,659,127
Bulk shipments to customers' warehouses	4,000,633	3,401,651	2,837,646

Total net sales and other revenues	21,245,538	17,121,668	14,496,773

Costs and expenses
Cost of sales	20,146,011	16,371,403	13,842,342
Distribution, selling, general and
administrative expenses	805,593	522,185	467,500
Provision for doubtful receivables	85,881	11,934	11,899
Special charges	-	110,247	5,800

Total costs and expenses	21,037,485	17,015,769	14,327,541

Operating earnings	208,053	105,899	169,232
Net interest expense	74,143	39,996	30,793

Earnings before taxes on income and distributions
on preferred securities of subsidiary trust	133,910	65,903	138,439
Taxes on income	58,461	62,801	56,760

Earnings before distributions on preferred
securities of subsidiary trust	75,449	3,102	81,679
Distributions on preferred securities of subsidiary
trust, net of income tax benefit of $3,184	(4,876)	-	-

Net earnings	$70,573	$3,102	$81,679

Earnings per share:
Basic	$0.60	$0.03	$0.81

Diluted	$0.59	$0.03	$0.81

Weighted average number of shares outstanding:
Basic	117,835	101,118	100,413

Diluted	119,095	102,620	101,429

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

September 30,	1999	1998

ASSETS
Current assets:
Cash and cash equivalents	$116,356	$79,004
Accounts and notes receivable, less allowance for
doubtful receivables: 1999, $135,655; 1998, $30,363	1,478,990	920,247
Inventories	1,813,716	1,458,290
Income taxes receivable	40,178	38,371
Prepaid expenses	18,668	4,876

Total current assets	3,467,908	2,500,788

Property - at cost:
Land	11,265	12,427
Building and leasehold improvements	129,818	88,055
Equipment and fixtures	263,635	186,077

Total property	404,718	286,559
Less accumulated depreciation and amortization	164,273	141,745

Property - net	240,445	144,814

Other assets:
Goodwill-net	1,642,424	253,568
Other investments	11,177	8,851
Noncurrent receivables	24,092	19,176
Deferred income taxes	15,504	7,352
Deferred charges and other assets	133,871	68,663

Total other assets	1,827,068	357,610

Total assets	$5,535,421	$3,003,212

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

September 30,	1999	1998

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$1,693,690	$1,579,332
Accrued liabilities	229,432	113,331
Customer credit balances	172,106	137,832
Deferred income taxes	56,797	72,846
Current portion of long-term debt	544,557	-
Current portion of other long-term obligations	1,366	6,029

Total current liabilities	2,697,948	1,909,370

Long-term debt, net of current portion	993,344	448,323
Other long-term obligations, net of current portion	48,639	16,455

Total long-term obligations	1,041,983	464,778

Company-obligated mandatorily redeemable preferred securities of
subsidiary trust holding solely subordinated notes of the Company	300,000	-

Commitments and contingencies (Notes 7 and 10)	-	-

Shareowners' equity:
Capital stock:
Preferred - Authorized: 3,000,000 shares; issued: none	-	-
Class A Common - Authorized: 300,000,000 shares; issued:
1999, 137,316,182 shares; 1998, 111,835,142 shares	205,974	167,753
Paid-in capital	818,564	80,231
Accumulated other comprehensive income (loss)	235	(132)
Retained earnings	495,930	453,654

Total	1,520,703	701,506

Treasury shares, at cost: 1999, 3,110,671 shares;
1998, 8,952,812 shares	(25,213)	(72,442)

Total shareowners' equity	1,495,490	629,064

Total liabilities and shareowners' equity	$5,535,421	$3,003,212

See accompanying Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY

Dollars and shares in thousands

							Total
	Class A Common		Paid-in	Retained	Treasury Shares		Shareowners'
	Shares	Amount	Capital	Earnings	Shares	Amount	Other	Equity

Balance, September 30, 1996	111,042	$166,563	$67,371	$432,580	(10,886)	($87,911)	$363	$578,966
Net earnings	-	-	-	81,679	-	-	-	81,679
Exercise of stock options	688	1,032	5,086	-	(22)	(332)	-	5,786
Cash dividends declared,
$0.216 per share	-	-	-	(21,694)	-	-	-	(21,694)
Change in net unrealized gain
on investments, net of
income tax	-	-	-	-	-	-	46	46
Acquisition of Treasury shares	-	-	-	-	-	(36)	-	(36)
Other	10	16	98	-	(2)	-	-	114

Balance, September 30, 1997	111,740	167,611	72,555	492,565	(10,910)	(88,279)	409	644,861
Net earnings	-	-	-	3,102	-	-	-	3,102
Exercise of stock options	95	142	2,087	-	261	2,110	-	4,339
Cash dividends declared,
$0.315 per share	-	-	-	(31,939)	-	-	-	(31,939)
Change in net unrealized gain
on investments, net of
income tax	-	-	-	-	-	-	(541)	(541)
Acquisition of businesses	-	-	5,589	(10,074)	1,696	13,727	-	9,242

Balance, September 30, 1998	111,835	167,753	80,231	453,654	(8,953)	(72,442)	(132)	629,064
Net earnings	-	-	-	70,573	-	-	-	70,573
Exercise of stock options and
issuance of restricted
shares	791	1,185	9,689	-	-	-	-	467
Employee stock purchase plan	32	48	419	-	-	-	-	467
Cash dividends declared,
$0.225 per share	-	-	-	(28,325)	-	-	-	(28,325)
Change in net unrealized loss
on investments, net of
income tax	-	-	-	-	-	-	367	367
Acquisition of businesses	24,658	36,988	728,225	28	5,842	47,229	-	812,470

Balance, September 30, 1999	137,316	$205,974	$818,564	$495,930	(3,111)	($25,213)	$235	$1,495,490

See accompanying Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in thousands

Years Ended September 30,	1999	1998	1997

Operating Activities
Net earnings	$70,573	$3,102	$81,679
Adjustments to reconcile net earnings to net cash flows
from operating activities:
Provision for doubtful receivables	85,881	11,934	11,899
Depreciation and amortization of property	36,349	23,995	26,919
Loss (gain) on dispositions of property	1,333	1,214	(382)
Amortization of intangible assets	29,682	13,470	13,837
Writedown of goodwill	-	87,271	-
Abandonment of capitalized software	-	5,307	-
Deferred compensation	2,552	2,809	2,266
Deferred income taxes	10,840	41,955	10,577
Effects of changes, net of acquisitions:
Receivables	(272,470)	(153,505)	(103,814)
Inventories	(273,421)	(139,209)	(88,384)
Income taxes receivable/payable	8,889	(31,663)	7,287
Prepaid expenses and other assets	(51,070)	(11,886)	(8,043)
Accounts payable	2,987	231,282	86,903
Accrued liabilities	31,373	23,207	(9,935)
Customer credit balances	34,274	(39,050)	43,582

Net cash flows from operating activities	(282,228)	70,233	74,391

Investing Activities
Property acquisitions	(57,130)	(29,783)	(23,806)
Acquisition of businesses, less cash acquired	(248,405)	(22,578)	-
Repurchase of notes receivable with recourse	-	-	(15,884)
Other	5,136	(976)	(1,813)

Net cash flows from investing activities	(300,399)	(53,337)	(41,503)

Financing Activities
Net revolving bank loan activity	20,000	30,000	20,000
Net commercial paper activity	752,608	-	-
Proceeds from issuance of trust preferred securities,
net of issuance costs	289,825	-	-
Redemption of senior subordinated notes	(16,881)	-	-
Repayment of other obligations, principally debt
of acquired entities	(392,812)	(2,502)	(3,972)
Distributions paid on trust preferred securities	(8,060)	-	-
Shareowners' equity transactions:
Exercise of stock options	10,874	4,339	5,786
Cash dividends paid on Common Stock	(36,042)	(24,223)	(21,694)
Other	467	-	78

Net cash flows from financing activities	619,979	7,614	198

Net increase in cash and cash equivalents	37,352	24,510	33,086
Cash and cash equivalents at beginning of year	79,004	54,494	21,408

Cash and cash equivalents at end of year	$116,356	$79,004	$54,494

Supplemental Cash Flow Disclosures
Cash paid for
Interest	$67,714	$37,823	$32,061
Income taxes, net of refunds	$60,637	$61,731	$50,715

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 1999, 1998, and 1997

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances. Certain reclassifications have been made in the consolidated financial statements and notes to conform to 1999 presentations.

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

The Company has classified its investments in debt and equity securities as "available for sale" securities and has reported such investments at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Realized gains and losses on investments are determined by the specific identification method and are included in net earnings. Such realized gains and losses for the years ended September 30, 1999, 1998 and 1997 were not material.

Inventories

Inventories for certain subsidiaries of the Company's Pharmaceutical Distribution and Other Businesses segments (approximately 91% of the Company's inventories at September 30, 1999) are valued at the lower of cost or market, determined on the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported by $150.9 million and $132.3 million at September 30, 1999 and 1998, respectively.

Property

Depreciation and amortization of property are computed principally on a straight-line basis over estimated useful lives or lease terms, if shorter. Generally, the estimated useful lives are 15 to 40 years for buildings and leasehold improvements, and 3 to 10 years for equipment and fixtures.

Intangible Assets

Goodwill, defined as the excess of cost over net assets of acquired companies (net of accumulated amortization of $91.9 million at September 30, 1999 and $67.2 million at September 30, 1998), is amortized on a straight-line basis principally over 40 years. The Company assesses the recoverability of goodwill using a fair value approach, based on discounted future operating cash flows. At least annually, management reviews intangible assets for possible impairment based on several criteria, including, but not limited to, sales trends, discounted operating cash flows and other operating factors. See Note 11 for a charge the Company recorded in fiscal 1998 related to impairment of intangible assets.

Noncurrent Receivables

Noncurrent receivables include notes receivable from employees and officers due at the Company's discretion in the amount of $5.5 million and $4.8 million at September 30, 1999 and 1998, respectively.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying amounts. An impairment loss is measured by comparing the fair value of an asset to its carrying amount.

Revenue Recognition

The Company records revenues when product is shipped or services are provided to its customers. Along with other companies in its industry, the Company reports as revenues the gross dollar amount of bulk shipments to customers' warehouses and the related costs in cost of sales. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. Gross profit earned by the Company on bulk shipments was not material in any year presented. During each of the fiscal years ended September 30, 1999, 1998 and 1997, the Company's Pharmaceutical Distribution segment made bulk shipments to one customer's warehouses which comprised approximately 15%, 14% and 14%, respectively, of the Company's consolidated total net sales and other revenues in those years.

Accounting Pronouncements

Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This statement defines comprehensive income as all changes in equity during a period from non-owner sources. The Company has no reported material differences between net earnings and comprehensive income. Therefore, statements of comprehensive income have not been presented.

Effective October 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance for the capitalization and amortization of costs incurred in connection with software to be used internally by the Company. Adoption of the statement has not had a significant impact on the Company's consolidated financial position, results of operations or cash flows.

During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which requires companies to define and report financial and descriptive information on an annual and quarterly basis about their operating segments. See Note 13.

During fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132") which standardizes the disclosure requirements for pensions and other postretirement benefits plans. This new statement does not change the measurement or recognition of plan expense. See Note 9.

Adoption of SFAS No. 131 and 132 has not had a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date until the Company's 2001 fiscal year. Management is in the process of evaluating the adoption of this standard, but does not believe it will have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.

2.	Long-Term Debt

Long-term debt at September 30, 1999 and 1998 consisted of the following:

Dollars in thousands	1999	1998

7 3/8% senior notes due 2003	$149,633	$149,522
7 1/4% senior notes due 2005	99,802	99,767
8 3/8% senior subordinated notes due 2008	308,119	-
Commercial paper averaging 5.72% at September 30, 1999	692,891	-
Revolving credit facilities due 2001 averaging 6.00%
and 6.02%, respectively	249,717	170,000
7% convertible subordinated debentures due 2006	20,609	20,609
6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
10% unsecured promissory note due 2003	4,500	-
Other	4,205	-

Total	1,537,901	448,323

Less current portion	544,557	-

Total	$993,344	$448,323

On April 23, 1999, the Company entered into an unsecured credit agreement (the "Credit Facility") with a group of banks. The Credit Facility allows borrowings of up to $600 million under a 364-day unsecured revolving line of credit to be used for general corporate purposes, including retirement of outstanding debt of the Company or any of its subsidiaries and entities which the Company may acquire in the future. The Credit Facility also allows borrowings under discretionary credit lines ("discretionary lines"), as available, outside of the Credit Facility. The Credit Facility has loan covenants which are identical to those of the Company's credit agreement (the "Credit Agreement"). There were no borrowings outstanding at September 30, 1999 under the Senior Credit Facility.

The Company's unsecured Credit Agreement, which is effective through March 2001, allows borrowings of up to $400 million and also allows borrowings under discretionary lines outside of the Credit Agreement. On April 23, 1999, the Credit Agreement was amended to, among other things, allow borrowing under the Credit Facility. Outstanding borrowings under the Credit Agreement and discretionary lines were $250 million and $170 million at September 30, 1999 and 1998, respectively. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at September 30, 1999. The amount of credit available to the Company under the Credit Agreement and the Credit Facility is reduced dollar for dollar by the amount of outstanding Notes under the Commercial Paper Agreements (see below). The Company pays annual facility fees to maintain the Credit Agreement and Credit Facility.

On April 14, 1999, the Company entered into a series of unsecured commercial paper dealer agreements (the "Commercial Paper Agreements") with a group of commercial paper dealers which provides for the private placement of short-term commercial paper notes of the Company (the "Notes"), as available, up to a maximum of $1 billion outstanding. Outstanding Notes under the Commercial Paper Agreements were approximately $693 million at September 30, 1999. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue and are backed by the Credit Agreement and Credit Facility. The Notes may not be redeemed prior to maturity nor are they subject to voluntary prepayment.

An aggregate of $400 million of outstanding borrowings at September 30, 1999 (including $250 million outstanding under the Credit Agreement and discretionary lines and $150 million outstanding Notes under the Commercial Paper Agreements) have been classified as long-term debt based on the Company's ability and intent to finance them on a long-term basis under the Credit Agreement.

The maximum outstanding borrowings at any quarter end under the Credit Agreement and Credit Facility including discretionary lines and Commercial Paper Agreements for the years ended September 30, 1999 and 1998 were $943 million and $368 million, respectively.

On June 25, 1999, PharMerica, a wholly-owned subsidiary of the Company, completed an offer to purchase its unsecured 8 3/8% Senior Subordinated Notes due 2008 (the "8 3/8% Senior Notes"). Holders tendered an aggregate principal amount of $16.9 million in response to PharMerica's offer to purchase the 8 3/8% Senior Notes at a cash price equal to $1,010 per $1,000 principal amount, plus interest. The offer was required as a result of the acquisition of PharMerica by the Company on April 26, 1999 according to the terms of the indenture under which the 8 3/8% Senior Notes were issued.

In connection with the acquisition of PharMerica, the Company assumed a 10% unsecured promissory note due August 2003 which is payable to the former owner of National Institutional Pharmacy Services, Inc. ("NIPSI"), which was acquired by PharMerica in August 1998.

On May 23, 1995, the Company sold $100 million aggregate principal amount of unsecured
7 1/4% Senior Notes due June 1, 2005 (the "7 % Notes"). On January 14, 1993, the Company sold $150 million aggregate principal amount of unsecured 7 3/8% Senior Notes due January 15, 2003 (the "7 3/8 % Notes"). The 7 1/4 % Notes and 7 3/8 % Notes are not redeemable prior to maturity and are not entitled to any sinking fund. Interest on the 7 1/4 % Notes is payable semi-annually on June 1 and December 1 of each year. Interest on the 7 3/8% Notes is payable semi-annually on January 15 and July 15 of each year. The carrying value of the 7 1/4% Notes and 7 3/8% Notes represents gross proceeds plus amortization of the original issue discount ratably over the life of each issue.

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

In July 1986, the Company issued $43.0 million of unsecured 6 7/8% Exchangeable Subordinated Debentures due July 2011 (the "6 7/8% Debentures") and during March 1990, $32.1 million principal amount of the 6 7/8% Debentures was tendered and purchased pursuant to an offer from the Company. Since March 1990, the Company has redeemed an additional $2.5 million aggregate principal amount plus accrued interest. The remaining unredeemed 6 7/8% Debentures receive interest on January 15 and July 15 of each year.

In connection with the acquisition of Durr-Fillauer Medical Inc. and subsidiaries ("Durr") in September 1992, the Company assumed $69.0 million of Durr's unsecured 7% Convertible Subordinated Debentures due March 1, 2006 (the "7% Debentures"). Since September 1992, the Company has redeemed $48.4 million aggregate principal amount plus accrued interest. The remaining unredeemed 7% Debentures receive interest on March 1 and September 1 of each year.

Scheduled future principal payments of long-term debt are $544.6 million in fiscal 2000, $401.4 million in fiscal 2001, $.7 million in fiscal 2002, $4.6 million in fiscal 2003, $149.6 million in 2004, and $437.0 million thereafter.

3.	Preferred Securities of Trust

During the year ended September 30, 1999, the Company formed Bergen Capital I (the "Trust") which was established to sell preferred securities to the public; sell common securities to the Company; use the proceeds from these sales to buy an equal amount of subordinated debt securities of the Company; and distribute the cash payments it receives on the subordinated debt securities it owns to the holders of its preferred and common securities. In turn, the Company will pay principal, premium (if any) and interest on its subordinated debt securities; and will guarantee certain payments relating to the preferred securities.

On May 26, 1999, the Trust, a wholly-owned subsidiary of the Company, issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the "Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the "Subordinated Notes"). The Company used the net proceeds from the Trust for general corporate purposes, principally retirement of a portion of its outstanding debt. The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are fully and unconditionally guaranteed by the Company.

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

The Subordinated Notes and the related Trust investment in the Subordinated Notes have been eliminated in consolidation and the Preferred Securities are reflected as outstanding in the accompanying consolidated financial statements.

4.	Capital Stock, Paid-in Capital and Stock Options

The authorized capital stock of the Company consists of 300,000,000 shares of Class A Common Stock, par value $1.50 per share (the "Common Stock"); and 3,000,000 shares of Preferred Stock without nominal or par value (the "Preferred Stock").

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

On February 9, 1994, the Board adopted a Shareowner Rights Plan (which was amended on December 17, 1999; see Exhibit 4(c) to this Annual Report) which provides for the issuance of one Preferred Share Purchase Right (the "Rights") for each outstanding share of Common Stock. The Rights are generally not exercisable until 10 days after a person or group ("Acquiror") acquires 15% of the Common Stock or announces a tender offer which could result in a person or group owning 15% or more of the Common Stock (an "Acquisition"). Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of a new series of the Company's Series A Junior Preferred Stock at an exercise price of $80.00.

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

During fiscal 1999, the Company's shareowners approved the following stock-related compensation plans:

●	the 1999 Employee Stock Purchase Plan ("ESPP")

●	the 1999 Management Stock Accumulation Plan ("MSAP")

●	the 1999 Non-Employee Directors' Stock Plan ("NDSP")

●	the 1999 Deferred Compensation Plan ("DCP")

●	the 1999 Management Stock Incentive Plan ("MSIP")

The ESPP, under which 500,000 shares of Common Stock can be sold to employees, is a payroll-deduction based plan under which eligible participants may elect semiannually to withhold up to 25% of base salary to purchase shares of the Company's Common Stock at a price equal to 85% of the fair market value of the stock on the start date of a purchase period or on the purchase date, whichever is lower. A participant is granted a purchase right on the start date of each purchase period in which he or she participates. The purchase right provides the Participant with the right to purchase shares of Common Stock on the purchase date. Each purchase period has a duration of six months and runs from the first business day in January to the last business day in June and from the first business day in July to the last business day in December. The purchase date is defined as the last business day of each purchase period.

Unless terminated sooner by the Board, the ESPP will terminate upon the earliest of (i) January 1, 2009; (ii) the date on which all shares available for issuance under the ESPP have been sold pursuant to the purchase rights exercised under the ESPP; or (iii) the date on which all purchase rights are exercised in connection with certain other transactions as defined in the ESPP. During fiscal 1999, 31,801 shares of Common Stock were sold under the ESPP at $14.662 per share, and, at September 30, 1999, 468,199 shares remained available for sale.

The MSAP allows the Company to grant interest-bearing loans to eligible key executives, in order to facilitate their purchase of Common Stock. Loans can be granted for terms of between one and five years, up to an aggregate of $1.0 million per eligible employee, in an amount not in excess of three times the eligible employee's salary in effect on the date the loan is issued; provided that the eligible employee agrees to use the proceeds of such loan, as fully as possible, to purchase Common Stock on the open market. Common Stock purchased with the proceeds of any loan serves as collateral securing repayment of the loan.

During the term of each loan, the Company may award credits to participants based on the attainment of certain specified corporate performance goals selected by the Company and established at the commencement of the loan term. The dollar equivalent of any credits earned and accumulated by a participant are applied to the repayment of the loan at the loan expiration date. To the extent that a participant's accumulated credits are insufficient to repay the loan in full, the participant remains responsible for full repayment which must occur no later than 90 days after the loan's expiration date. MSAP remains in effect for as long as there is a loan outstanding. No loan may be issued under the MSAP after September 30, 2004. There were no loans outstanding under the MSAP at September 30, 1999.

The NDSP, under which 750,000 shares of Common Stock can be issued to non-employee directors of the Board, requires each non-employee director to receive an award of restricted shares in an amount equivalent to 25% of his or her annual fees in lieu of cash compensation. The number of restricted shares awarded to each non-employee director is determined by dividing 25% of such annual fees by the fair market value of a share of Common Stock on the date of the award. Each award of restricted shares fully vests and becomes nonforfeitable as of the first anniversary following the award.

Additionally, prior to the commencement of each fiscal year, each non-employee director may elect to receive in unrestricted shares an additional specified percentage of his or her director fees for such year greater than the required 25% described above, in lieu of cash compensation for such portion. The number of shares so awarded are determined by dividing the portion of such director fees to be paid in such shares by the fair market value of a share of Common Stock on the first business day of the Company's fiscal year to which such fees relate. Such shares are immediately vested upon grant and are not to be forfeitable to the Company.

In addition to the awards described above, the NDSP provides that each non-employee director receives awards of stock options to purchase shares of Common Stock. Upon election to the Board, each non-employee director receives an initial award of an option to purchase 20,000 shares of Common Stock. Each non-employee director who was a member of the Board on the adoption date of the NDSP was also awarded an option to purchase 20,000 shares of Common Stock. Subsequent to the initial award, each non-employee director receives an annual award of an option to purchase 6,000 shares of Common Stock. Options awarded pursuant to the NDSP generally vest and become exercisable in equal installments as of each of the first three Annual Shareowners' meetings following the date of grant. During 1999, non-employee directors were awarded 3,318 restricted shares of Common Stock at $24.91 per share and were awarded options to purchase 180,000 shares of Common Stock at $21.38 per share. At September 30, 1999, 566,682 shares remained available for issuance. Unless terminated earlier by the Board, the NDSP will terminate on April 22, 2009.

The DCP, an unfunded plan, under which an aggregate of 2,000,000 shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees, to defer a portion of his or her annual compensation in the form of cash or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant's compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the Board's discretion, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the DCP at September 30, 1999.

The MSIP, under which 10,000,000 shares of Common Stock could be issued to eligible individuals who are officers, key employees or consultants of the Company, authorizes certain stock awards, stock options, stock appreciation rights and conditional performance share awards. Stock options awarded under the MSIP entitle the participant to acquire a specified number of shares of Common Stock at an exercise price determined by the Company's Compensation / Stock Option Committee. Such options expire no later than ten years from the date of grant. At September 30, 1999, there were 1,570,898 option shares outstanding, including 1,189,969 shares converted from options under PharMerica's stock option plans, and 8,429,102 shares available for grant under the MSIP. No other stock awards were outstanding at September 30, 1999.

At September 30, 1999, there were outstanding options to purchase 6,485,179 shares of Common Stock under the amended and restated 1989 stock incentive and 1983 stock option plans at prices per share not less than the fair market value on the dates the options were granted. No additional options may be granted under these plans.

Stock appreciation rights may be offered to some or all of the employees who hold or receive options granted under the stock option plans. No stock appreciation rights were outstanding as of September 30, 1999, 1998, or 1997.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost has been recognized for the Company's NDSP or stock option plans. Had compensation cost for the Company's NDSP, MSIP and 1989 stock incentive plan been determined based on the fair value at the grant date for grants in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	1999	1998	1997

	(in thousands, except per share amounts)

Net earnings - as reported	$70,573	$3,102	$81,679
Net earnings - pro forma	$63,790	$576	$80,474
Diluted earnings per share - as reported	$0.59	$0.03	$0.81
Diluted earnings per share - pro forma	$0.54	$0.01	$0.79

The fair value of options granted under the NDSP, MSIP and the 1989 stock incentive plan during fiscal 1999, 1998 and 1997 were used to calculate the pro forma net earnings and diluted earnings per share above, on the various grant dates, using a binomial option-pricing model with the following weighted average assumptions:

	1999	1998	1997

Dividend yield	2.0%	2.0%	2.0%
Expected volatility	60.3%	46.9%	36.6%
Risk-free interest rate	5.6%	4.9%	5.9%
Expected life	4 years	4 years	4 years
Fair value of grants	$12.00	$8.65	$4.14

Changes in the number of shares represented by outstanding options under the Company's stock-related compensation plans during the years ended September 30, 1999, 1998 and 1997 are summarized as follows:

	1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	7,065,460	$15.21	4,467,584	$9.13	4,723,566	$8.01
Options granted ($11.55 to
$24.91 per share)	859,060	19.57	3,105,716	23.06	787,506	12.86
Options converted from
PharMerica plans ($12.29 to $43.78
$43.78 per share)	1,534,646	31.96	-	-	-	-
Options exercised ($2.97 to
$24.91 per share)	(786,269)	8.54	(355,546)	7.97	(688,342)	6.34
Options canceled ($2.97 to
$43.78 per share)	(437,259)	31.18	(152,294)	13.65	(355,146)	8.50

Outstanding at end of year (1999,
$5.72 to $43.78 per share)	8,235,638	$18.56	7,065,460	$15.21	4,467,584	$9.13

Exercisable at end of year	4,462,949	$16.80	2,772,161	$8.26	2,581,592	$8.13

Available for grant at end of year	9,128,875		327,488		427,006

The following table summarizes information concerning outstanding and exercisable options at September 30, 1999:

			Options Outstanding			Options Exercisable

				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of exercise prices			Outstanding	Life	Price	Exercisable	Price

$5.72	-	$7.93	962,501	3.63	$6.51	962,501	$6.51
$8.05	-	$9.77	1,191,292	5.30	9.25	932,724	9.15
$10.36	-	$13.00	1,154,611	7.00	12.27	668,757	12.07
$14.57	-	$21.00	683,938	9.15	17.69	188,377	17.90
$21.06	-	$21.82	1,430,760	8.46	21.17	290,650	21.13
$24.91			1,841,288	8.99	24.91	613,946	24.91
$25.93	-	$43.78	971,248	8.14	34.13	805,994	33.99

			8,235,638	7.37	$18.56	4,462,949	$16.80

At September 30, 1999, an aggregate of 21,473,338 shares of Class A Common Stock were reserved for the exercise of stock options and for issuance under the ESPP, NDSP, DCP and the elective retirement savings plan (see Note 9).

5.	Business Acquisitions

Fiscal 1999:

On April 26, 1999, the Company acquired PharMerica, one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The Company issued approximately 24.7 million shares of Common Stock valued at approximately $670 million, acquired net assets (excluding debt) at fair value of approximately $307 million, assumed debt of approximately $600 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $973 million in the transaction.

On January 21, 1999, the Company acquired Stadtlander, a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets (excluding debt) at fair value of approximately $40 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $405 million in the transaction.

If the acquisitions of PharMerica and Stadtlander had occurred as of the beginning of the fiscal years ended September 30, 1999 and 1998, unaudited pro forma net sales and other revenues, net earnings (loss) and diluted earnings (loss) per share would have been as follows:

	Fiscal Year Ended September 30,

Dollars in millions, except per share amounts	1999	1998

Net sales and other revenues	$21,656.8	$18,019.3

Net earnings (loss)	$74.6	$(15.9)

Diluted earnings (loss) per share	$0.55	$(0.12)

The pro forma operating results above include the results of operations for PharMerica and Stadtlander for the twelve months ended September 30, 1999 and 1998 with increased goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Pro forma operating results above include the special after-tax charges of $32.5 million and $100.8 million recorded by the Company during the fiscal years ended September 30, 1999 and 1998, respectively, as discussed in Note 11. Pro forma operating results for the fiscal year ended September 30, 1998 also include special after-tax charges recorded by PharMerica for restructuring expenses of $9.4 million, impairment losses of $3.1 million and a loss on disposition of a business of $4.5 million. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings to finance the cash portion of the Stadtlander transaction and the effect of decreased interest expense attributable to PharMerica becoming a co-borrower under the Company's credit facilities. Pro forma adjustments to provision for taxes on income reflect, primarily, the increased non-deductible goodwill amortization. Pro forma issuance of the Company's Common Stock is reflected in the weighted average number of shares outstanding for the computations of pro forma diluted earnings per share.

The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported, or would be reported in the future, if the PharMerica and Stadtlander acquisitions had been effected at the beginning of the respective fiscal years.

On February 10, 1999, the Company acquired J.M. Blanco, Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico, for a cash purchase price of approximately $30 million. The Company acquired net assets (excluding debt) at fair value of approximately $24 million, assumed debt of approximately $22 million and incurred costs of approximately $1 million. The Company recorded goodwill of approximately $29 million in the transaction.

On December 31, 1998, the Company acquired MII, a pre-filler of pharmaceuticals for oncology centers, located in Tampa, Florida. The Company issued approximately 200,000 shares of Common Stock, previously held as Treasury shares, valued at approximately $6.0 million, acquired net assets at fair value of approximately $0.1 million and incurred costs of $0.2 million. The Company recorded goodwill of approximately $6.1 million in the transaction.

Had the acquisitions of J.M. Blanco and MII occurred at the beginning of fiscal 1998, the pro forma inclusion of their operating results would not have had a significant effect on the reported consolidated net sales and other revenues and net earnings in either fiscal 1998 or 1999.

Each of the aforementioned acquisitions was accounted for as a purchase for financial reporting purposes. The Company is in disagreement with the seller and the seller's independent auditors regarding the valuation of the net assets of Stadtlander. Any amounts realized from the seller would be recorded as an adjustment to the purchase price.

Fiscal 1998:

On September 30, 1998, the Company acquired Ransdell, a privately-held medical-surgical supply distributor, and its affiliate, Choice Systems, Inc. ("Choice"), a developer of supply channel management software for the healthcare industry, headquartered in Louisville, Kentucky. These acquisitions were accounted for as poolings of interests for financial reporting purposes. The Company issued approximately 716,000 shares of its Common Stock to the Ransdell and Choice shareowners.

On August 31, 1998, the Company acquired Lash, a privately-held healthcare reimbursement consulting firm headquartered in Washington, D.C. This acquisition was accounted for as a pooling of interests for financial reporting purposes and the Company issued approximately 980,000 shares of its Common Stock to the Lash shareowners.

The impact of the Ransdell, Choice and Lash acquisitions, on a historical basis, is not significant. Accordingly, prior period historical financial statements were not restated for these acquisitions. The above acquired entities' financial results are included in the consolidated financial results of the Company since their respective acquisition dates. The aggregate merger expenses incurred related to these acquisitions were not material.

On May 12, 1998, the Company completed the acquisition of Pacific Criticare, a privately-held distributor of medical-surgical products located in Waipahu, Hawaii for a cash purchase price of $4.0 million. The Company acquired net assets at fair value of approximately $0.4 million net and incurred costs of $.3 million. The Company recorded goodwill of approximately $3.9 million in the transaction.

On January 2, 1998, the Company completed the acquisition of substantially all of the net assets of Besse, a privately-held distributor of injectables, diagnostics and medical supplies located in Cincinnati, Ohio, for a cash purchase price of $22.2 million. The Company acquired net assets at fair value of approximately $4.8 million and incurred costs of $0.4 million. The Company recorded goodwill of approximately $17.8 million in the transaction.

Had the acquisitions of Pacific Criticare and Besse occurred at the beginning of fiscal 1997, the pro-forma inclusion of their operating results would not have had a significant effect on the Company's reported consolidated net sales and other revenues and net earnings in either fiscal 1997 or 1998.

6.	Earnings Per Share

The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

In thousands, except EPS	1999	1998	1997

Numerator for both basic and
diluted EPS - net earnings	$70,573	$3,102	$81,679

Denominator:
Denominator for basic EPS - weighted average
shares of Class A Common Stock outstanding	117,835	101,118	100,413
Effects of dilutive employees' stock options
(dilutive potential common shares)	1,260	1,502	1,016

Denominator for diluted EPS - adjusted weighted
average shares and assumed conversions	119,095	102,620	101,429

Earnings per share:
Basic	$0.60	$0.03	$0.81

Diluted	$0.59	$0.03	$0.81

7.	Leases

The Company conducts most of its operations from leased warehouse and office facilities and uses certain data processing, transportation, and other equipment under lease agreements expiring at various dates through fiscal 2008, excluding renewal options. Future minimum rental commitments at September 30, 1999, under operating leases having noncancelable lease terms in excess of one year, aggregated $100.7 million, with rental payments during the five succeeding fiscal years of $30.8 million, $24.9 million, $17.3 million, $10.5 million and $6.5 million, respectively. Future minimum rentals to be received under noncancelable subleases at September 30, 1999 were not material. Net rental expense for the years ended September 30, 1999, 1998, and 1997, was $37.7 million, $26.2 million and $22.3 million, respectively. Sublease income was not material in any of these years.

8.	Taxes on Income

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

Total taxes on income (excluding the tax benefit related to the Company's distributions on preferred securities of subsidiary trust) for the years ended September 30, 1999, 1998, and 1997 are summarized as follows:

Dollars in thousands	1999	1998	1997

Currently payable
Federal	$39,875	$15,714	$38,964
State	7,276	5,132	7,219
Puerto Rico	470	-	-
Deferred (principally Federal)	10,840	41,955	10,577

Total	$58,461	$62,801	$56,760

Taxes on income vary from the statutory Federal income tax rate applied to earnings before taxes on income as the result of the following:

Dollars in thousands	1999	1998	1997

Statutory Federal income tax rate applied
to earnings before taxes on income	$46,868	$23,066	$48,454
Increase (decrease) in taxes resulting from:
Amortization of goodwill	4,628	3,319	3,262
State income taxes - net of Federal benefits	5,861	6,385	5,578
Governmental investment income	-	(45)	(184)
Goodwill writedown	-	30,545	-
Other	1,104	(469)	(350)

Total taxes on income	$58,461	$62,801	$56,760

The Company has not provided for withholding taxes on the earnings of its Puerto Rican subsidiary because it is currently anticipated that these earnings will be permanently reinvested.

The tax effects of significant items comprising the Company's net deferred tax liability as of September 30, 1999 and 1998 are as follows:

Dollars in thousands	1999	1998

Deferred tax liabilities:
Inventory basis difference due to LIFO
methods and uniform capitalization	$118,096	$114,552
Accelerated depreciation	11,742	7,368
Employee benefits	(944)	2,481
Mark to market receivables	5,023	7,535
Goodwill amortization	3,732	-
Other	6,551	2,868

Total	144,200	134,804

Deferred tax assets:
Reserves for doubtful receivables	48,112	17,695
Acquisition and restructuring expenses not
currently deductible	10,500	2,736
Vacation pay not currently deductible	5,948	3,018
Accrued liabilities not currently deductible	23,281	17,188
AMT credit carryforward	-	22,400
Net operating loss carryforwards	16,110	15,050
Deferred income	8,083	-

Total	112,034	78,087

Valuation allowance for deferred income tax assets	(9,127)	(8,777)

Deferred income tax assets	102,907	69,310

Net deferred tax liability	$41,293	$65,494

Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes.

The Company has approximately $44.0 million of net operating loss carryforwards related to an acquisition that can be used to reduce future taxable income. These net operating losses can only be used to offset income of the acquired entity, and, if not utilized, will begin expiring in fiscal 2009. The Company has provided a valuation allowance on a portion of the deferred tax asset related to the pre-acquisition net operating losses at September 30, 1999 due to the uncertainty regarding realization.

9.	Retirement and Savings Plans

The Company provides for retirement benefits through an elective retirement savings plan and supplemental retirement plans.

The Company has an elective retirement savings plan generally available to all employees with 30 days of service. Under the terms of the plan, the Company guarantees a contribution of $1.00 for each $1.00 invested by the participant up to the participant's investment of 3% of salary, and $0.50 for each additional $1.00 invested by the participant up to the participant's investment of an additional 2% of salary, subject to plan and regulatory limitations. The Company may also make additional cash or stock contributions to the plan at its discretion. All participants vest immediately in the Company's contributions from the first day of participation in the plan. The Company made contributions of $6.6 million, $4.5 million, and $3.8 million to the plan in fiscal 1999, 1998 and 1997, respectively.

The supplemental retirement plans provide benefits for certain officers and key employees. The Company has a Supplemental Executive Retirement Plan ("SERP") for officers and key employees. Effective in fiscal 1999, the SERP was amended to provide certain additional benefits to participants. SERP is a "target" benefit plan, with the annual lifetime benefit based upon a percentage of salary during the final five years of pay at age 62, offset by several other sources of income including benefits payable under a prior supplemental retirement plan.

The following tables provide a reconciliation of the changes in the supplemental retirement plans:

Dollars in thousands	1999	1998

Change in benefit obligations
Projected benefit obligation at beginning of year	$24,475	$21,524
Service cost	1,313	916
Interest cost	1,480	1,482
Disbursements	(5,701)	(916)
Actuarial (gains) losses	(4,667)	1,469
Plan amendments	5,681	-

Projected benefit obligation end of year	$22,581	$24,475

Change in plan assets
Fair value of plan assets at beginning of year	$2,919	$2,906
Actual return on plan assets	131	156
Disbursements	(92)	(92)
Administrative expenses	(30)	(51)

Fair value of plan assets at end of year	$2,928	$2,919

Unfunded Status
Unfunded status at end of year	$19,653	$21,556
Unrecognized net obligation at transition	(2,786)	(3,049)
Unrecognized prior service cost	(7,312)	(1,882)
Unrecognized net actuarial losses	(3,656)	(8,885)

Net liability recognized	$5,899	$7,740

The following table provides the amounts recognized in the Company's consolidated balance sheets at September 30, 1999 and 1998:

Dollars in thousands	1999	1998

Accrued benefit cost	$5,899	$7,740
Additional minimum cost	6,478	7,451
Intangible asset	(3,336)	(3,660)
Other	(3,142)	(3,791)

Net liability recognized	$5,899	$7,740

The assumed rates used to measure the benefit obligations and the expected earnings on plan assets for the supplemental retirement plans for fiscal 1999, 1998 and 1997 were as follows:

Weighted average assumptions as of September 30,	1999	1998	1997

Discount rate	7.75%	6.75%	7.75%
Rate of salary increase	4.00%	5.50%	5.50%

The following table provides the components of net periodic pension costs for the supplemental retirement plans for fiscal 1999, 1998 and 1997:

Dollars in thousands	1999	1998	1997

Service cost	$1,313	$916	$598
Interest cost	1,480	1,482	1,379
Amortization of:
Transition obligation	303	303	303
Prior service cost	251	251	378
Net actuarial losses	420	322	178

Total	$3,767	$3,274	$2,836

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for supplemental retirement plans with accumulated benefit obligations in excess of plan assets were $22.6 million, $15.3 million and $2.9 million, respectively, as of September 30, 1999; and $24.5 million, $17.2 million and $2.9 million, respectively, as of September 30, 1998.

At September 30, 1999 and 1998, the Company owned life insurance in the aggregate amounts of $51.5 million and $48.8 million, respectively, covering substantially all of the participants in the supplemental retirement plans. The Company intends to keep this life insurance in force until the demise of the participants.

Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Approximately $0.6 million, $0.4 million and $0.4 million were charged to pension expense and contributed to these plans in the years ended September 30, 1999, 1998 and 1997, respectively.

10.	Contingencies

Section 1.

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

In September 1998, a jury trial of this action commenced in Federal Court. On November 30, 1998, the Court granted all remaining defendants a directed verdict, dismissing all class claims against the Company and other defendants. On July 13, 1999, the Court of Appeals for the Seventh Circuit affirmed the dismissal of the Company and the other wholesaler defendants from the class action litigation. Plaintiffs petition for rehearing on this issue was denied on August 9, 1999. On November 5, 1999 plaintiffs filed a petition for writ of certiorari in the United States Supreme Court. Opposition is due January 19, 2000.

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

Although the amount of liability at September 30, 1999 with respect to the proceedings referenced in Section 1 above cannot be ascertained, in the opinion of the management, any resulting liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Section 2.

On October 14, 1999, the Company and certain of its subsidiaries commenced an action in the Los Angeles County Superior Court of the State of California against Counsel Corporation, Stadt Holdings, Inc., and certain of their officers and directors (the "Counsel defendants") in connection with the Company's acquisition of Stadtlander Drug Co., Inc. and its subsidiaries ("Stadtlander") on January 21, 1999. In the Counsel action, the Company alleges that the defendants devised and perpetrated a joint venture scheme with the common purpose of selling Stadtlander at a grossly inflated price. The Company contends that, by means of fraudulent adjusted journal entries and related misrepresentations and omissions, the Counsel defendants provided inaccurate financial statements and other false and misleading information to the Company in order to fraudulently induce it to consummate the Stadtlander acquisition for an excessive sales price.

In its complaint, the Company asserts causes of action against the defendants under California's securities and unfair competition laws, as well as common law and statutory claims for fraud. The Company requests the imposition of a constructive trust, an accounting, restitution and disgorgement of the defendants' ill-gotten profits and other damages, as well as other relief permitted under law, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees.

Certain of the defendants have made a motion to compel arbitration of the Company's claims against them. The Company has opposed the defendants' motion. The hearing on the motion is scheduled in January 2000. Apart from that motion, no other motions have been filed or served by any party to date. No discovery has been commenced by any party to date. No status conference has been noticed or conducted to date. No trial date has been set.

The Company believes its claims against the Counsel defendants have substantial merit, and intends to prosecute its claims vigorously against the Counsel defendants. However, due to the incipient stage of the litigation, its ongoing status, and the necessary uncertainties involved in all litigation, the Company does not believe it is feasible at this time to assess the likely outcome of the litigation, the timing of its resolution, or its ultimate impact, if any, on the Company's financial condition, results of operations and cash flows.

Following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, and following the Company's disclosures, in its complaint against the Counsel defendants, reported by the press on October 15, 1999, regarding the accounting irregularities involved in the Stadtlander acquisition, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California (the "Bergen securities cases").

The Bergen securities cases are purportedly brought on behalf of a class of the Company's shareholders who purchased or otherwise acquired Bergen's common stock from March 16, 1999 through October 14, 1999, and were allegedly damaged thereby. Some of the cases include two further sub-classes of persons who purchased or otherwise acquired the Company's common stock in connection with its acquisition of its wholly-owned subsidiary, PharMerica, Inc. ("PharMerica"), and of persons who were holders of record of PharMerica stock as of March 12, 1999, and were thereby entitled to vote, pursuant to the Company's Proxy Statement/Prospectus issued in connection with the PharMerica merger. The purported classes in a few of the cases may also consist of persons who purchased or otherwise acquired Bergen securities from September 9, 1998, through October 14, 1999.

The Bergen securities cases assert, among other things, various similar claims under sections 11, 12 and 15 of the Securities Act of 1933 and sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and Rules 10b-5 and 14a-9 thereunder. In general, the Bergen securities cases allege that the Company and certain of its officers and directors made material omissions and unspecified misrepresentations in their PharMerica Proxy Statement/Prospectus, and in other public statements prior to October 14, 1999 (the end of the purported class period), by failing to disclose accounting irregularities and other fraudulent manipulations of Stadtlander's books and records which, they allege, would likely have had an material impact on the value of the Company's stock.

In addition to the Bergen securities cases, two separate lawsuits alleging violations of certain federal securities have been commenced in federal court in California, and another lawsuit has been commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks (the "Trust securities cases").

The Trust securities cases are purportedly brought on behalf of a class of persons who purchased shares of the Trust's Preferred Securities pursuant to the May 26, 1999 offering of such securities, including, in two of the cases, persons who thereafter acquired any such Preferred Securities on the open market prior to October 14, 1999.

The Trust securities cases assert, among other things, claims under sections 11, 12 and 15 of the Securities Act of 1933, including, in two of the cases, among other things, claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Trust securities cases contend that the Trust and the Company failed to fulfill a purported duty to disclose in the Company's 1999 Registration Statement, and in related offering materials with respect to the issuance of the Trust's Preferred Securities, that the financial data provided by the Company was supposedly unreliable because Stadtlander was suffering from accounting irregularities as a result of the fraud of the Counsel defendants.

The Plaintiffs in the Bergen securities cases and the Trust securities cases seek damages in an unspecified amount, and/or rescission, as well as pre-judgment and post-judgment interest, costs and attorneys' fees. The plaintiffs in the Bergen securities cases have jointly moved to consolidate their cases into a single action in the Southern Division of the United States District Court for the Central District of California, and for appointment of "lead plaintiffs" in the United States District Court for the District of Delaware, under the Private Securities Litigation Reform Act of 1995. At this juncture, based upon current information, the Company anticipates that these motions will be granted, and that it will not be required to respond to any of the actions until after the filing of an amended consolidated complaint. No discovery has been commenced by any party to date. No status conferences have been noticed or conducted to date in any of the actions. No trial dates have been set in any of the actions.

The Company intends to vigorously defend against the claims asserted in the various purported shareholder class action lawsuits.

The proceedings referenced in Section 2 are in their early stages and little or no discovery has been completed. The Company does not believe it is currently feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss, if any, with respect to these proceedings.

11.	Special Items

During fiscal 1999, the Company recorded a special non-cash pre-tax provision of $53.7 million for doubtful receivables at its PharMerica ($46.0 million) and Stadtlander ($7.7 million) subsidiaries, principally relating to pre-acquisition receivables and the adverse effect of Medicare PPS on PharMerica's customer base. These amounts are included in the provision for doubtful receivables in the statements of consolidated earnings.

During fiscal 1998, the Company recorded a special non-cash pre-tax charge of $87.3 million for writedown of BBMC goodwill related to certain acquisitions made prior to September 1995, resulting from a realized impairment to the carrying value of BBMC's long-lived assets. In addition to the goodwill writedown, the Company recorded a pre-tax charge of $3.0 million for BBMC restructuring expenses which represent severance costs associated with streamlining and refocusing the sales organization and costs associated with the consolidation of four divisions to improve efficiency and customer service. Other special charges recorded during fiscal 1998 include a non-cash pre-tax charge of $5.3 million related to the abandonment of capitalized software as a result of technology improvements; and a pre-tax charge of $14.6 million related primarily to the terminated merger with Cardinal Health, Inc.

During fiscal 1997, the Company recorded a pre-tax charge of $5.8 million for expenses related to the proposed merger with IVAX Corporation which was terminated on March 20, 1997.

Following is a summary of the special items recorded by the Company in the last three fiscal years:

	Years Ended September 30,
In thousands	1999	1998	1997

Doubtful receivables	$(53,700)	$-	$-
Goodwill writedown	-	(87,271)	-
Restructuring expenses	-	(3,034)	-
Abandoned capitalized software	-	(5,307)	-
Merger-related expenses	-	(14,635)	(5,800)

Total special items	(53,700)	(110,247)	(5,800)
Tax effect of special items	21,211	9,421	2,378

Effect on net earnings	$(32,489)	$(100,826)	$(3,422)

12.	Disclosures About Fair Value of Financial Instruments

The recorded amounts of the Company's cash and cash equivalents, accounts and notes receivable, noncurrent receivables, accounts payable, commercial paper and the revolving bank loan payable, the 6 7/8 % Debentures and the 7% Debentures at September 30, 1999 approximate fair value. The fair values of the Company's 7 3/8% Notes, 7 1/4% Notes, 8 3/8% Notes and 7.80% Preferred Securities are estimated as follows, based on the market prices of these instruments as of September 30, 1999:

Dollars in thousands	Recorded Amount	Fair Value

7 3/8 % Notes	$149,633	$139,708
7 1/4 % Notes	99,802	86,718
8 3/8 % Notes	308,119	218,764
7.80% Preferred Securities	300,000	168,000

13.	Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company's operating segments have been aggregated into three reportable segments: Pharmaceutical Distribution, Pharmaceutical Services, and Other Businesses.

The Pharmaceutical Distribution segment includes BBDC, ASD and a repackaging facility. This segment sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, retail pharmacies, and food/drug combination stores. In addition, specialty pharmaceutical products are sold to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. This segment also provides promotional, inventory management and information services to its customers.

The Pharmaceutical Services segment includes PharMerica, Stadtlander, and Medi-Mail. This segment provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, residential living communities, and corrections facilities. It also provides mail order and on-line pharmacy services to injured workers who are receiving workers' compensation benefits, homebound catastrophically-ill patients, and other consumers.

The Other Businesses segment principally consists of BBMC, which distributes medical and surgical products to hospitals and alternate site facilities. This segment also includes three smaller entities: ICS, which provides commercial outsourcing to healthcare product manufacturers; Lash, which provides healthcare reimbursement consulting services; and Choice, which provides software to healthcare providers.

All of the Company's operations are located in the United States or the Commonwealth of Puerto Rico.

The following tables present segment information for the past three fiscal years (dollars in thousands):

	Net Sales and Other Revenues

Years Ended September 30,	1999	1998	1997

Pharmaceutical Distribution	$15,902,735	$12,936,277	$10,906,380
Pharmaceutical Services	866,556	904	-
Other Businesses	892,748	781,277	751,496
Corporate	692	1,559	1,251
Intersegment Eliminations	(417,826)	-	-

Revenue excluding bulk shipments	17,244,905	13,720,017	11,659,127

Bulk shipments of pharmaceuticals
to customers' warehouses	4,000,633	3,401,651	2,837,646

Total net sales and other revenues	$21,245,538	$17,121,668	$14,496,773

Management evaluates segment performance based on revenues excluding bulk shipments to customers' warehouses. For further information regarding the nature of bulk shipments, see Note 1.

	Operating Earnings
	LIFO, Including Special Items

Years Ended September 30,	1999	1998	1997

Pharmaceutical Distribution	$307,813	$269,405	$206,293
Pharmaceutical Services	(53,122)	(253)	-
Other Businesses	5,892	(84,667)	12,431
Corporate	(52,530)	(78,586)	(49,492)

Total operating earnings, LIFO
basis including special items	208,053	105,899	169,232

Interest expense	(74,143)	(39,996)	(30,793)

Earnings before taxes on income
and distributions on preferred
securities of subsidiary trust	$133,910	$65,903	$138,439

	Operating Earnings
	FIFO, Excluding Special Items

Years Ended September 30,	1999	1998	1997

Pharmaceutical Distribution	$325,976	$264,105	$198,243
Pharmaceutical Services	578	(253)	-
Other Businesses	6,257	5,999	12,811
Corporate	(52,530)	(58,644)	(43,692)

Total operating earnings, FIFO
basis excluding special items	280,281	211,207	167,362

LIFO (charges) credits	(18,528)	4,939	7,670
Special items	(53,700)	(110,247)	(5,800)

Total operating earnings, LIFO
basis including special items	$208,053	$105,899	$169,232

Segment operating profit is evaluated on both a FIFO and LIFO basis, and both including and excluding special items. Accordingly, two presentations are shown in the tables above. Certain corporate office expenses of a direct operational nature are charged to the segments, but general corporate overhead is not allocated. Also, interest expense is not allocated to the segments.

The Pharmaceutical Distribution segment incurred a LIFO charge of $18,163 in fiscal 1999 and LIFO credits of $5,300 and $8,050 in fiscal 1998 and 1997, respectively. Other Businesses incurred LIFO charges of $365, $361 and $380 in fiscal 1999, 1998 and 1997, respectively.

The Pharmaceutical Services segment incurred a special for doubtful receivables provision of $53,700 in fiscal 1999, principally related to pre-acquisition receivables of PharMerica and Stadtlander and the adverse effect of Medicare PPS on PharMerica's customer base. Other Businesses incurred special charges of $87,271 for the writedown of goodwill and $3,034 for restructuring expenses in fiscal 1998. Corporate incurred a special charge of $5,307 for the abandonment of capitalized software in fiscal 1998 and special charges of $14,635 and $5,800 for merger-related expenses in fiscal 1998 and 1997, respectively.

	Identifiable Assets

Years Ended September 30,	1999	1998	1997

Pharmaceutical Distribution	$3,106,896	$2,511,424	$2,154,861
Pharmaceutical Services	1,905,805	1,103	-
Other Businesses	355,082	323,447	378,106
Corporate	167,638	167,238	174,156

Total assets	$5,535,421	$3,003,212	$2,707,123

Segment assets consist principally of accounts receivable, inventory, property, goodwill and other intangibles, and certain prepaid expenses and other assets. Corporate assets consist principally of cash, income taxes receivable, deferred taxes, and certain other assets.

	Depreciation & Amortization

Years Ended September 30,	1999	1998	1997

Pharmaceutical Distribution	$28,695	$28,959	$32,126
Pharmaceutical Services	29,027	6	-
Other Businesses	5,410	5,503	5,801
Corporate	2,899	2,997	2,829

Total depreciation and amortization	$66,031	$37,465	$40,756

Depreciation and amortization includes depreciation and amortization of property and intangible assets, as shown on the accompanying statements of consolidated cash flows.

	Property Acquisitions

Years Ended September 30,	1999	1998	1997

Pharmaceutical Distribution	$22,974	$14,750	$15,165
Pharmaceutical Services	23,786	-	-
Other Businesses	5,722	12,757	6,951
Corporate	4,648	2,276	1,690

Total property acquisitions	$57,130	$29,783	$23,806

Corporate property acquisitions in fiscal 1999 include leasehold improvements, equipment and furniture purchased in connection with a relocation of certain personnel to a new facility in Orange, California.

14.	Subsequent Events

In December 1999, the Company's Credit Agreement and Credit Facility were amended to, among other things, (a) allow the Company or any of its subsidiaries to sell, transfer or convey certain trade receivables which would result in aggregate proceeds not to exceed $400 million, and (b) modify certain financial covenants.

On December 17, 1999, the Company entered into an asset securitization program with a bank which provides additional borrowing capacity for the Company (the "Asset Securitization Program"). The initial funded amount is $200 million, which the Company is working to increase to $300 million in the second quarter of fiscal 2000. Through the Asset Securitization Program, the Company's Bergen Brunswig Drug Company subsidiary will sell, on an ongoing basis, accounts receivable generated by certain of its divisions to a special purpose subsidiary. That special purpose subsidiary will, in turn, sell such receivables to banking institutions.

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareowners of
Bergen Brunswig Corporation:

We have audited the accompanying consolidated balance sheets of Bergen Brunswig Corporation and subsidiaries as of September 30, 1999 and 1998, and the related statements of consolidated earnings, shareowners' equity, and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Bergen Brunswig Corporation and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Costa Mesa, California
November 3, 1999 (except for Note 14 as to which the date is December 17, 1999)

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

[ COVER ] | [ TABLE OF CONTENTS ]

PART III

ITEM 10.	DIRECTORS OF THE REGISTRANT

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 11.	EXECUTIVE COMPENSATION

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

[ COVER ] | [ TABLE OF CONTENTS ]

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)	Documents filed as part of this report:

	1.	Financial Statements

The following Consolidated Financial Statements of
Bergen Brunswig Corporation and Subsidiaries are included in Part II, Item 8:

Statements of Consolidated Earnings for the Years
Ended September 30, 1999, 1998 and 1997

Consolidated Balance Sheets, September 30, 1999
and 1998

Statements of Consolidated Shareowners' Equity for
the Years Ended September 30, 1999, 1998 and 1997

Statements of Consolidated Cash Flows for the Years
Ended September 30, 1999, 1998 and 1997

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

*2

Agreement and Plan of Merger dated as of January 11, 1999 by and among Bergen Brunswig Corporation, Peacock Merger Corp. and PharMerica, Inc. is set forth as Annex A to the Company's Registration Statement on Form S-4 (file no. 333-74445) dated as of March 16, 1999.

	*3	(a)

Certificate of Amendment to the Restated Certificate of Incorporation dated May 7, 1999, and the Restated Certificate of Incorporation, as amended, is set forth as Exhibit 3 in the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1999.

	3	(b)	The By-laws as amended and restated, dated November 13, 1998, as amended November 2, 1999.

	*4	(a)

The Indenture for Senior Debt Securities and Indenture for Subordinated Debt Securities, both dated as of May 14, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee are set forth as Exhibits 4.5 and 4.6 to the Company's Registration Statement on Form S-3/A dated May 14, 1999 (file no. 333-74349)

	*4	(b)

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

	4	(c)	Amended and Restated Rights Agreement, dated as of December 17, 1999, between Bergen Brunswig Corporation and Chase Mellon Shareholder Services, Inc., as Rights Agent, including all exhibits thereto.

	*10	(a)	Bergen Brunswig Corporation 1999 Non-Employee Directors' Stock Plan.

	*10	(b)	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan.

	*10	(c)	Bergen Brunswig Corporation 1999 Deferred Compensation Plan

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (Continued)

3.	Exhibits (Continued)

	*10	(d)	Bergen Brunswig Corporation 1999 Management Stock Accumulation Plan.

	*10	(e)	Bergen Brunswig Corporation 1999 Employee Stock Purchase Plan

Exhibits 10(a), 10(b), 10(c), 10(d) and 10(e) are set forth as Annexes E, F, G, H and I respectively, to the Company's Registration Statement on Form S-4 (file no. 333-7445) dated as of March 16, 1999.

	*10	(f)

Amended and Restated Credit Agreement dated as of September 30, 1994, as amended by the First Amendment dated as of February 27, 1995, the Second Amendment dated as of March 15, 1996, the Third Amendment dated as of October 23, 1998 and the Fourth Amendment (including Joinder Agreement with PharMerica, Inc.) dated as of April 23, 1999, among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association.

	*10	(g)

Credit Agreement (including Joinder Agreement with PharMerica, Inc.) dated as of April 23, 1999, among Bergen Brunswig Drug Company, Bergen Brunswig Corporation, Bank of America National Trust and Savings Association.

	*10	(h)	Commercial Paper Dealer Agreement 4(2) Program dated as of April 19, 1999 and Private Placement Memorandum dated May 1999 between Bergen Brunswig Corporation and Chase Securities, Inc.

Exhibits 10(f), 10(g) and 10(h) are set forth as Exhibits 10(e), 10(f) and 10(g), respectively, to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1999.

	*10	(i)	Bergen Brunswig Corporation Deferred Compensation Plan.

	*10	(j)	Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

	*10	(k)	Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977 and amended October 19, 1990.

	*10	(l)	Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (Continued)

3.	Exhibits (Continued)

	*10	(m)	Retired Officers' Medical Plan

Exhibit 10(k), 10(l) and 10(m) are set forth as Exhibits 10(e), 10(g) and 10(o) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

	*10	(n)	Bergen Brunswig Corporation Stock Option Plans, other than the Amended and Restated 1989 Stock Incentive Plan and the 1999 Management Stock Incentive Plan.

	*10	(o)

Form of Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10.2 in the Company's Registration Statement on Form S-3 and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

	*10	(p)	Amended and Restated Supplemental Executive Retirement Plan dated September 24, 1998.

	*10	(q)	Amendment No. 1 to the Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10(m) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

	*10	(r)	Amended and Restated Executive Loan Program dated March 3, 1995 is forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

	*10	(s)	Employment Agreement and Schedule.

	*10	(t)	Severance Agreement and Schedule

Exhibits 10(s) and 10(t) above are set forth as Exhibit 10(q) and 10(r) in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 1994.

	*10	(u)

Stock Purchase Agreement, dated as of November 8, 1998, by and among Stadtlander Drug Co., Counsel Corporation, Stadt Holdings Inc., and the Company is set forth as Exhibit 2.1 to the Company's Report on Schedule 13D, dated November 18, 1998, filed with respect to PharMerica, Inc.

	*10	(v)	Indenture dated March 13, 1998 related to PharMerica's 8 3/8% Senior Subordinated Notes is set forth as Exhibit 4.9 to PharMerica's Registration Statement on Form S-4 filed May 15, 1998.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (Continued)

	3.	Exhibits (Continued)

		21		List of subsidiaries of Bergen Brunswig Corporation.

		23		Independent Auditors' Consent.

		24		Power of Attorney is set forth on the Signature pages in Part IV of this Annual Report.

		27		Financial Data Schedule for the year ended September 30, 1999.

		99	(a)	Statement Regarding Forward-Looking Information.

		*99	(b)	Split Dollar Life Insurance Plan with Robert E. Martini is set forth as Exhibit 99(b) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

		*99	(c)	Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

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

On July 13, 1999, a Current Report on Form 8-K, dated 7, 1999, was filed, reporting under Items 5 and 7, that the Company had issued a press release announcing preliminary third quarter results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGEN BRUNSWIG CORPORATION

December 29, 1999	By /s/	Robert E. Martini

Robert E. Martini
Chairman of the Board and
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below, hereby constitutes and appoints Robert E. Martini and Milan A. Sawdei and each of them singly, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including pre-effective amendments and post-effective amendments) to this Annual Report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/	Robert E. Martini	Chairman of the Board	December 29, 1999
	Robert E. Martini	and Chief Executive Officer

/s/	Neil F. Dimick	Executive Vice President,	December 29, 1999
	Neil F. Dimick	Chief Financial Officer
and Director (Principal
Financial Officer and
Principal Accounting Officer)

SIGNATURE		TITLE	DATE

/s/	Jose E. Blanco, Sr.	Director	December 29, 1999
Jose E. Blanco, Sr.

/s/	Rodney H. Brady	Director	December 29, 1999
Rodney H. Brady

/s/	Charles C. Edwards, M.D.	Director	December 29, 1999
Charles C. Edwards, M.D.

/s/	Charles J. Lee	Director	December 29, 1999
Charles J. Lee

/s/	George R. Liddle	Director	December 29, 1999
George R. Liddle

/s/	Brent R. Martini	Director	December 29, 1999
Brent R. Martini

/s/	James R. Mellor	Director	December 29, 1999
James R. Mellor

/s/	George E. Reinhardt, Jr.	Director	December 29, 1999
George E. Reinhardt, Jr.

		Director	December 29, 1999
Donald R. Roden

/s/	Francis G. Rodgers	Director	December 29, 1999
Francis G. Rodgers

INDEX TO EXHIBITS

EXHIBIT NO.		PAGE NO.

*2

Agreement and Plan of Merger dated as of January 11, 1999 by and among Bergen Brunswig Corporation, Peacock Merger Corp. and PharMerica, Inc. is set forth as Annex A to the Company's Registration Statement on Form S-4 (file no. 333-74445) dated as of March 16, 1999.

*3(a)

Certificate of Amendment to the Restated Certificate of Incorporation dated May 7, 1999, and the Restated Certificate of Incorporation, as amended, is set forth as Exhibit 3 in the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1999.

3(b)	The By-laws as amended and restated, dated November 13, 1998 as amended November 2, 1999.	90

*4(a)

The Indenture for Senior Debt Securities and Indenture for Subordinated Debt Securities, both dated as of May 14, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee are set forth as Exhibits 4.5 and 4.6 to the Company's Registration Statement on Form S-3/A dated May 14, 1999 (file no. 333-74349)

*4(b)

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

4(c)	Amended and Restated Rights Agreement, dated as of December 17, 1999, between Bergen Brunswig Corporation and Chase Mellon Shareowners Services, Inc., Rights Agent, including all exhibits thereto.	111

*10(a)	Bergen Brunswig Corporation 1999 Non-Employee Directors' Stock Plan.

*10(b)	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan.

*10(c)	Bergen Brunswig Corporation 1999 Deferred Compensation Plan.

*10(d)	Bergen Brunswig Corporation 1999 Management Stock Accumulation Plan.

*10(e)	Bergen Brunswig Corporation 1999 Employee Stock Purchase Plan

Exhibits 10(a), 10(b), 10(c), 10(d) and 10(e) are set forth as Annexes E, F, G, H and I respectively, to the Company's Registration Statement on Form S-4 (file no. 333-7445) dated as of March 16, 1999.

*10(f)

Amended and Restated Credit Agreement dated as of September 30, 1994, as amended by the First Amendment dated as of February 27, 1995, the Second Amendment dated as of March 15, 1996, the Third Amendment dated as of October 23, 1998 and the Fourth Amendment (including Joinder Agreement with PharMerica, Inc.) dated as of April 23, 1999, among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association.

*10(g)

Credit Agreement (including Joinder Agreement with PharMerica, Inc.) dated as of April 23, 1999, among Bergen Brunswig Drug Company, Bergen Brunswig Corporation, Bank of America National Trust and Savings Association.

*10(h)	Commercial Paper Dealer Agreement 4(2) Program dated as of April 19, 1999 and Private Placement Memorandum dated May 1999 between Bergen Brunswig Corporation and Chase Securities, Inc.

Exhibits 10(f), 10(g) and 10(h) are set forth as Exhibits 10(e), 10(f) and 10(g), respectively, to the Company's Quarterly Report of Form 10-Q for the quarter ended March 31, 1999.

**10(i)	Bergen Brunswig Corporation Deferred Compensation Plan.

**10(j)	Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

*10(k)	Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977 and amended October 19, 1990.

*10(l)	Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies.

*10(m)	Retired Officers' Medical Plan.

Exhibits 10(k), 10(l) and 10(m) are set forth as Exhibits 10(e), 10(g) and 10(o) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
**10(n)	Bergen Brunswig Corporation Stock Option Plans, other than the Amended and Restated 1989 Stock Incentive Plan and the 1999 Management Stock Incentive Plan.

*10(o)

Form of Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10.2 in the Company's Registration Statement on Form S-3 and Amendment No.1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

*10(p)	Amended and Restated Supplemental Executive Retirement Plan dated September 24, 1998.

*10(q)	Amendment No. 1 to the Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10(m) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

*10(r)	Amended and Restated Executive Loan Program dated March 3, 1995 is set forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

*10(s)	Employment Agreement and Schedule.

*10(t)	Severance Agreement and Schedule.

Exhibits 10(s) and 10(t) above are set forth as Exhibit 10(q) and 10(r) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

*10(u)

Stock Purchase Agreement, dated as of November 8, 1998, by and among Stadtlander Drug Co., Inc., Counsel Corporation, Stadt Holdings Inc. and the Company is set forth as Exhibit 2.1 to the Company's Report on Schedule 13D, dated November 18, 1998, filed with respect to PharMerica, Inc.

*10(v)	Indenture dated March 13, 1998 related to PharMerica's 8 3/8% Senior Subordinated Notes is set forth as Exhibit 4.9 to PharMerica's Registration Statement on Form S-4 filed May 15, 1998.

21	List of subsidiaries of Bergen Brunswig Corporation.	150

23	Independent Auditors' Consent	151

24	Power of Attorney is set forth on the Signature pages in Part IV of this Annual Report.

27	Financial Data Schedule for the year ended September 30, 1999.	152

99(a)	Statement Regarding Forward-Looking Information.	153

*99(b)	Split Dollar Life Insurance Plan with Robert E. Martini is set forth as Exhibit 99(b) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

*99(c)	Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

**

Incorporated herein by reference to the exhibits filed as part of the Company's Registration Statement on Form S-3 (Registration No.
33-5530) and Amendment Nos. 1 and 2 thereto relating to an offering of $43,000,000 principal amount of 6 7/8% Exchangeable Subordinated Debentures due 2011, filed with the Securities and Exchange Commission on May 8, July 1, and July 8, 1986, respectively.