Form 10-K/A
period 1999-09-30
BERGEN BRUNSWIG CORP
filed 2000-01-07
CIK 11454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                   FORM 10-K/A
                   (Amendment No. 1, amending Items 4A and 14)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ________________ to ________________

                          Commission file number 1-5110

                           BERGEN BRUNSWIG CORPORATION
             (Exact name of registrant as specified in its charter)

         New Jersey                                           22-1444512
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 4000 Metropolitan Drive, Orange, California                     92868-3510
 (Address of principal executive offices)                        (Zip Code)

   Registrant's telephone number, including area code:        (714) 385-4000

   Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
   Title of each class                                    on which registered

   Class A Common Stock -                                New York Stock Exchange
   par value $1.50 per share

   6 7/8% Exchangeable Subordinated                      New York Stock Exchange
   Debentures due July 15, 2011

   $150,000,000 7 3/8% Senior Notes                      New York Stock Exchange
       due 2003

  7.80% Trust Originated Preferred                       New York Stock Exchange
    Securities SM ("TOPrS SM")

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

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

          (Amended to provide updated information regarding Mr. Elliott)


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

          William J. Elliott, 50, Executive Vice President of the Company and President, Bergen Brunswig Medical Corporation (since October 1996). Mr. Elliott resigned effective December 23, 1999.

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

          Eric J. Schmitt, 49, Vice President, Finance and Treasurer (since February 1994); Vice President, Financial Planning (1989-1994).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (Amended to add Exhibits 10(w), 10(x) and 10(y) and to add cross references in the descriptions of Exhibit 10(f) and 10(g))

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

          *3(a)Certificate   of  Amendment  to  the  Restated   Certificate   of
               Incorporation dated May 7, 1999, and the Restated Certificate of Incorporation, as amended, is set forth as Exhibit 3 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

          3(b) The By-laws as amended and restated, dated November 13, 1998, as amended November 2, 1999.

          *4(a)The  Indenture  for Senior  Debt  Securities  and  Indenture  for
               Subordinated Debt Securities, both dated as of May 14, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee are set forth as Exhibits 4.5 and 4.6 to the Company's Registration Statement on Form S-3/A dated May 14, 1999 (file no. 333-74349)

          *4(b)The Senior Indenture for $400,000,000 of Debt Securities dated as of December 1, 1992 between the Company and Chemical Trust Company of California as Trustee is set forth as Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated December 1, 1992 (file no. 33-55136).

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

       *10(c) Bergen Brunswig Corporation 1999 Deferred Compensation Plan

       *10(d) Bergen Brunswig  Corporation  1999 Management  Stock  Accumulation
              Plan.

       *10(e) Bergen Brunswig Corporation 1999 Employee Stock Purchase Plan

              Exhibits 10(a), 10(b), 10(c), 10(d) and 10(e) are set forth as Annexes E, F, G, H and I respectively, to the Company's Registration Statement on Form S-4 (file no. 333-7445) dated as of March 16, 1999.

       *10(f) Amended and Restated  Credit  Agreement  dated as of September 30,
              1994, as amended by the First Amendment dated as of February 27, 1995, the Second Amendment dated as of March 15, 1996, the Third Amendment dated as of October 23, 1998 and the Fourth Amendment (including Joinder Agreement with PharMerica, Inc.) dated as of April 23, 1999, among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association. See also Exhibit 10(w).

       *10(g) Credit  Agreement  (including  Joinder  Agreement with PharMerica,
              Inc.) dated as of April 23, 1999, among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association. See also Exhibit 10(x)

       *10(h) Commercial  Paper Dealer  Agreement 4(2) Program dated as of April
              19, 1999 and Private Placement Memorandum dated May 1999 between Bergen Brunswig Corporation and Chase Securities, Inc.

              Exhibits 10(f), 10(g) and 10(h) are set forth as Exhibits 10(e), 10(f) and 10(g), respectively, to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

       *10(i) Bergen Brunswig Corporation Deferred Compensation Plan.

       *10(j) Director  Indemnification  Agreement  and  Amendment  to  Director
              Indemnification Agreement.

       *10(k) Bergen  Brunswig  Corporation  Bonus Plan as adopted  September 1,
              1977 and amended October 19, 1990.

       *10(l) Amended and Restated 1989 Stock  Incentive Plan of Bergen Brunswig
              Corporation and Subsidiary Companies.

       *10(m) Retired Officers' Medical Plan

              Exhibit 10(k), 10(l) and 10(m) are set forth as Exhibits 10(e), 10(g) and 10(o) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

       *10(n) Bergen  Brunswig  Corporation  Stock Option Plans,  other than the
              Amended and Restated 1989 Stock Incentive Plan and the 1999 Management Stock Incentive Plan.

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

       *10(r) Amended and Restated Executive Loan Program dated March 3, 1995 is forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

       *10(s) Employment Agreement and Schedule.

       *10(t) Severance Agreement and Schedule

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

       10(w) The Fifth Amendment dated as of September 30, 1999, and the Sixth Amendment dated as of December 13, 1999, to the Amended and Restated Credit Agreement among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association. Such Amended and Restated Credit Agreement is referred to herein as Exhibit 10(f).

       10(x) The First Amendment dated as of September 30, 1999, and the Second Amendment dated as of December 13, 1999, to the Credit Agreement among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association. Such Credit Agreement is referred to herein as Exhibit 10(g).

       10(y) Receivables Sale Agreement dated as of December 17, 1999 among Blue Hill, Inc., Bergen Brunswig Drug Company, Wachovia Bank, N.A. and others.

        21     List of subsidiaries of Bergen Brunswig Corporation.

        23     Independent Auditors' Consent.

        24 Power of Attorney is set forth on the Signature pages in Part IV of this Annual Report, as initially filed.

        27     Financial  Data  Schedule for the year ended  September 30, 1999.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BERGEN BRUNSWIG CORPORATION



                                        By:    /s/Milan A. Sawdei
January 6, 2000                                Milan A. Sawdei
                                               Executive Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1999 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                 TITLE                                  DATE

/s/ Robert E. Martini*                    Chairman of the Board and              January 6, 2000
    Robert E. Martini                     Chief Executive Officer


/s/ Neil F. Dimick*                       Executive Vice President,              January 6, 2000
     Neil F. Dimick                       Chief Financial Officer
                                          and Director
                                          (Principal   Financial   Officer  and
                                          Principal Accounting Officer)

/s/ Jose E. Blanco, Sr.*                  Director                               January 6, 2000
     Jose E. Blanco

/s/ Rodney H. Brady*                      Director                               January 6, 2000
     Rodney H. Brady

/s/ Charles C. Edwards, M.D.*             Director                               January 6, 2000
     Charles c. Edwards

/s/ Charles J. Lee*                       Director                               January 6, 2000
     Charles J. Lee

/s/ George R. Liddle*                     Director                               January 6, 2000
     George R. Liddle

/s/ Brent R. Martini*                     Director                               January 6, 2000
     Brent R. Martini

/s/ James R. Mellor*                      Director                               January 6, 2000
     James R. Mellor

/s/ George E. Reinhardt, Jr.*             Director                               January 6, 2000
     George E. Reinhardt, Jr.

                                          Director
     Donald R. Roden


/s/ Francis G. Rodgers*                   Director                               January 6, 2000
     Francis G. Rodgers

    *By: /s/ Milan A. Sawdei
                Milan A. Sawdei
                Attorney-in-fact


                                  EXHIBIT INDEX

       10(w) The Fifth Amendment dated as of September 30, 1999, and the Sixth Amendment dated as of December 13, 1999, to the Amended and Restated Credit Agreement among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association. Such Amended and Restated Credit Agreement is referred to herein as Exhibit 10(f).

       10(x) The First Amendment dated as of September 30, 1999, and the Second Amendment dated as of December 13, 1999, to the Credit Agreement among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association. Such Credit Agreement is referred to herein as Exhibit 10(g).

       10(y) Receivables Sale Agreement dated as of December 17, 1999 among Blue Hill, Inc., Bergen Brunswig Drug Company, Wachovia Bank, N.A. and others.