Form 10-Q
period 1999-12-31
BERGEN BRUNSWIG CORP
filed 2000-02-14
CIK 11454

[ TABLE OF CONTENTS ]

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

______________________

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class of Common Stock	Number of Shares Outstanding January 31, 2000

Class A Common Stock -
par value $1.50 per share	134,481,424

[ COVER ]

BERGEN BRUNSWIG CORPORATION

INDEX

[ COVER ] | [ TABLE OF CONTENTS ]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
(dollars in thousands)
(Unaudited)

	December 31,	September 30,
- - ASSETS - -	1999	1999

CURRENT ASSETS:
Cash and cash equivalents ....................................................	$136,183	$116,356
Accounts and notes receivable, less allowance
for doubtful receivables: $143,922 at December 31,
1999 and $135,655 at September 30, 1999...................	1,431,495	1,478,990
Inventories ................................................................................	2,008,688	1,813,716
Income taxes receivable ........................................................	19,371	40,178
Prepaid expenses ..................................................................	20,595	18,668

Total current assets ......................................................	3,616,332	3,467,908

PROPERTY - at cost:
Land .........................................................................................	18,755	11,265
Buildings and leasehold improvements ...............................	139,626	129,818
Equipment and fixtures ..........................................................	249,641	263,635

Total property ...............................................................	408,022	404,718
Less accumulated depreciation and amortization..............	143,786	164,273

Property - net ................................................................	264,236	240,445

OTHER ASSETS:
Goodwill - net .........................................................................	1,627,850	1,642,424
Investments .............................................................................	10,946	11,177
Noncurrent receivables .........................................................	28,698	24,092
Deferred income taxes ..........................................................	15,195	15,504
Deferred charges and other assets .....................................	134,955	133,871

Total other assets ..........................................................	1,817,644	1,827,068

TOTAL ASSETS .........................................................................	$5,698,212	$5,535,421

See accompanying Notes to Consolidated Financial Statements.

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
(dollars in thousands)
(Unaudited)

	December 31,	September 30,
- - LIABILITIES AND SHAREOWNERS' EQUITY - -	1999	1999

CURRENT LIABILITIES:
Accounts payable ......................................................................	$1,972,255	$1,693,690
Accrued liabilities ......................................................................	176,559	229,432
Customer credit balances ........................................................	186,154	172,106
Deferred income taxes .............................................................	56,797	56,797
Current portion of long-term debt ............................................	466,958	544,557
Current portion of other long-term obligations .......................	1,366	1,366

Total current liabilities .....................................................	2,860,089	2,697,948

Long-term debt, net of current portion...........................................	988,530	993,344
Other long-term obligations, net of current portion.......................	47,292	48,639

Total long-term obligations ...........................................	1,035,822	1,041,983

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY DEBT SECURITIES OF THE COMPANY..	300,000	300,000

SHAREOWNERS' EQUITY:
Capital stock:
Preferred - authorized: 3,000,000 shares; issued: none....	-	-
Class A Common - authorized: 300,000,000 shares;
issued: 137,585,331,shares at December 31, 1999
and 137,316,182 shares at September 30, 1999..............	206,380	205,974
Paid-in capital ............................................................................	820,086	818,564
Accumulated other comprehensive income ............................	532	235
Retained earnings ..................................................................	500,516	495,930

Total ..................................................................................	1,527,514	1,520,703
Treasury shares at cost: 3,110,673 shares at December 31,
1999 and 3,110,671 shares at September 30, 1999....	(25,213)	(25,213)

Total shareowners' equity ................................................	1,502,301	1,495,490

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY................	$5,698,212	$5,535,421

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998
(in thousands except per share amounts)
(Unaudited)

	1999	1998

Consolidated earnings:
Net sales and other revenues:
Excluding bulk shipments to customers' warehouses	$4,833,180	$3,960,106
Bulk shipments to customers' warehouses	1,095,782	1,060,212

Total net sales and other revenues	5,928,962	5,020,318

Costs and expenses:
Cost of sales	5,574,475	4,821,690
Distribution, selling, general and
administrative expenses	292,848	143,048

Total costs and expenses	5,867,323	4,964,738

Operating earnings	61,639	55,580
Net interest expense	29,343	8,718

Earnings before taxes on income and distributions	32,296	46,862
on preferred securities of subsidiary trust
Taxes on income	14,106	18,979

Earnings before distributions on preferred
securities of subsidiary trust	18,190	27,883
Distributions on preferred securities
of subsidiary trust, net of income tax benefit of $2,311	(3,539)	-

Net earnings	$14,651	$27,883

Basic and diluted earnings per share	$0.11	$0.27

Weighted average number of shares outstanding:
Basic	134,247	103,170

Diluted	134,358	104,968

Cash dividends declared per share of
Class A Common Stock	$.075	$-

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998
(in thousands)
(Unaudited)

	1999	1998

Operating Activities
Net earnings	$14,651	$27,883
Adjustments to reconcile net earnings to net cash
flows from operating activities:
Provision for doubtful receivables	19,588	3,361
Depreciation and amortization of property	13,947	5,557
Loss on dispositions of property	112	442
Amortization of intangible assets	14,473	2,680
Deferred compensation	1,424	1,029
Deferred income taxes	121	(64)
Effects of changes on, net of business acquisitions:
Receivables	(176,699)	(131,659)
Inventories	(194,972)	(507,959)
Income taxes receivable/payable	20,807	18,475
Prepaid expenses and other assets	(6,713)	(7,704)
Accounts payable	278,565	357,557
Accrued liabilities	(36,524)	(5,817)
Customer credit balances	14,048	22,446

Net cash flows from operating activities	(37,172)	(213,773)

Investing Activities
Property acquisitions	(44,515)	(8,030)
Proceeds from sale of accounts receivable with recourse	200,000	-
Other	758	807

Net cash flows from investing activities	156,243	(7,223)

Financing Activities
Net revolving bank loan activity	544,783	220,000
Net commercial paper activity	(622,281)	-
Repayment of other obligations	(7,759)	(5,909)
Distributions paid on trust preferred securities	(5,850)	-
Shareowners' equity transactions:
Exercise of stock options and issuance of restricted shares	817	3,961
Employee stock purchase plan	1,111	-
Cash dividends paid on Common Stock	(10,065)	(7,716)

Net cash flows from financing activities	(99,244)	210,336

Net increase (decrease) in cash and cash equivalents	19,827	(10,660)
Cash and cash equivalents at beginning of period	116,356	79,004

Cash and cash equivalents at end of period	$136,183	$68,344

Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$39,961	$5,882
Income taxes - net of refunds	857	566

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Basis Of Presentation

Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") is a diversified drug and healthcare distribution organization. The Company is one of the nation's largest wholesalers of pharmaceuticals, medical-surgical supplies, and specialty healthcare products to the managed care and retail pharmacy markets, and also distributes pharmaceuticals to long-term care and seriously ill patients. The Company provides product distribution, logistics, pharmacy management programs, consulting services, and Internet fulfillment services designed to reduce costs and improve patient outcomes across the entire healthcare spectrum.

The consolidated financial statements include the accounts of the Company, after elimination of the effect of intercompany transactions and balances.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 2000 presentations.

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

2.	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This statement defines comprehensive income as all changes in equity during a period from non-owner sources. The Company has no reported material differences between net earnings and comprehensive income. Therefore, statements of comprehensive income have not been presented.

3.	Impairment of Long-lived Assets

The Company assesses the impairment of long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying amounts. An impairment loss is measured by comparing the fair value of an asset to its carrying amount.

4.	Revenue Recognition

The Company records revenues when product is shipped or services are provided to its customers. Along with other companies in its industry, the Company reports as revenues the gross dollar amount of bulk shipments to customers' warehouses and the related costs in cost of sales. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. Gross profit earned by the Company on bulk shipments was not material in any period presented.

5.	Accounts Receivable Securitization

On December 17, 1999, the Company entered into an accounts receivable securitization program with a bank which provides additional borrowing capacity for the Company (the "Receivables Securitization Program"). Through the Receivables Securitization Program, the Company's Bergen Brunswig Drug Company subsidiary may sell, on an ongoing basis, certain of its accounts receivable to Blue Hill, Inc. ("Blue Hill"), a 100%-owned special purpose subsidiary. Blue Hill will, in turn, sell an undivided percentage ownership interest in such receivables, with recourse, to financial institutions. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Sales are recorded at the estimated fair value of the receivables sold, reflecting discounts for the time value of money based on specified interest rates; the weighted average rate for the program was approximately 6.5% at December 31, 1999.

As of December 31, 1999, the Company had received $200 million from the sale of such receivables under the Receivables Securitization Program, and this amount is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. As sold receivables are collected, additional receivables may be sold under the program. The discount and fees of approximately $0.6 million on the sold receivables were included in net interest expense in the accompanying statements of consolidated earnings.

The Company maintains an allowance for doubtful receivables based upon the expected bad debt losses of all consolidated accounts receivable, including receivables sold by Blue Hill.

On February 1, 2000, the Receivables Securitization Program was amended to increase the funding limit from $200 million to $300 million.

6.	Long-Term Debt

Long-term debt at December 31, 1999 and September 30, 1999 consisted of the following:

	December 31,	September 30,
Dollars in thousands	1999	1999

7 3/8% senior notes due 2003	$149,661	$149,633
7 1/4% senior notes due 2005	99,810	99,802
8 3/8% senior subordinated notes due 2008	308,119	308,119
Revolving credit facilities averaging 6.86% and
6.00%, respectively	794,500	249,717
Commercial paper averaging 6.82%
and 5.72%, respectively	70,610	692,891
7% convertible subordinated debentures
due 2006	20,609	20,609
6 7/8% exchangeable subordinated
debentures due 2011	8,425	8,425
10% unsecured promissory note	-	4,500
Other	3,754	4,205

Total	1,455,488	1,537,901

Less current portion	466,958	544,557

Total	$988,530	$993,344

The Company's unsecured credit agreement (the "Credit Facility"), which expires in April 2000, allows borrowings of up to $600 million under a revolving line of credit and also allows borrowings under discretionary credit lines ("discretionary lines"), as available, outside of the Credit Facility. The Credit Facility has loan covenants which are identical to those of the Company's credit agreement (the "Credit Agreement"). The Company is currently in discussions with its key banks regarding the refinancing both of the Credit Facility and the Credit Agreement.

The Company's unsecured Credit Agreement, which is effective through March 2001, allows borrowings of up to $400 million and also allows borrowings under discretionary lines, as available, outside of the Credit Agreement. The Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios. The Company is in compliance with all required ratios at December 31, 1999. The amount of credit available to the Company under the Credit Agreement and the Credit Facility is reduced dollar for dollar by the amount of outstanding Notes under the Commercial Paper Agreements (see below).

In December 1999, the Company's Credit Facility and Credit Agreement were amended to, among other things, (a) allow the Company or any of its subsidiaries to sell, transfer or convey certain trade receivables which would result in aggregate proceeds not to exceed $400 million (see Note 5), and (b) modify certain financial covenants.

The Company's unsecured commercial paper dealer agreements (the "Commercial Paper Agreements") provide for the private placement of short-term commercial paper notes of the Company (the "Notes"), as available, up to a maximum of $1 billion outstanding. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue and are backed by the Credit Agreement and Credit Facility. Currently, the Company is not able to access the Commercial Paper market due to downgrades in the Company's credit rating which occurred in November and December 1999 and February 2000.

Aggregate borrowings under the Credit Facility, Credit Agreement, discretionary lines and the Commercial Paper Agreements amounted to approximately $865 million and $943 million at December 31, 1999 and September 30, 1999, respectively. An aggregate of $400 million of such outstanding borrowings at December 31, 1999 and September 30, 1999 have been classified as long-term debt based on the Company's ability and intent to finance them on a long-term basis under the Credit Agreement.

During November 1999, a $4.5 million 10% unsecured promissory note, which the Company assumed in connection with the acquisition of PharMerica, was repaid when PharMerica agreed to offset the $4.5 million against the outstanding accounts receivable balance of the noteholder, who is a PharMerica customer.

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

7.	Preferred Securities of Trust

In May 1999, Bergen Capital I (the "Trust"), a wholly-owned subsidiary trust of the Company, issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the "Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the "Subordinated Notes"). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are fully and unconditionally guaranteed by the Company.

Holders of the Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. The Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004.

The Subordinated Notes and the related Trust investment in the Subordinated Notes have been eliminated in consolidation and the Preferred Securities are reflected as outstanding in the accompanying consolidated financial statements.

8.	Earnings Per Share

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

9.	Dividends

On November 4, 1999, the Company declared a regular quarterly cash dividend of $0.075 per share on the Company's Common Stock that was paid on December 1, 1999 to shareowners of record on November 16, 1999. On September 24, 1998, the Company declared a $0.075 per share quarterly cash dividend on the Company's Common Stock that was paid on December 1, 1998 to shareowners of record as of November 2, 1998. This $0.075 payment constituted the Company's dividend for the first quarter ended December 31, 1998. For accounting purposes, this cash dividend was recorded in the fourth fiscal quarter ended September 30, 1998, resulting in a larger than usual dividend in that quarter and no dividend during the quarter ended December 31, 1998. Regular quarterly cash dividends of $0.075 per share of Common Stock were paid on March 1, June 1, and September 1, 1999 and recorded in the second, third and fourth quarters, respectively, of fiscal 1999.

10.	Business Acquisitions

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

On January 21, 1999, the Company acquired Stadtlander Operating Company LLC ("Stadtlander"), a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets (excluding debt) at fair value of approximately $40 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $405 million in the transaction.

If the acquisitions of PharMerica and Stadtlander had occurred as of the beginning of the three months ended December 31, 1998, unaudited pro forma net sales and other revenues, net earnings, and diluted earnings per share would have been as follows:

Three Months
Ended
December 31,
Dollars in millions, except per share amounts	1998

Net sales and other revenues	$5,235.4

Net earnings	$32.2

Diluted earnings per share	$0.24

The pro forma operating results above include the results of operations for PharMerica and Stadtlander for the three months ended December 31, 1998 with increased goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings to finance the cash portion of the Stadtlander transaction; the effect of decreased interest expense attributable to PharMerica becoming a co-borrower under the Company's credit facilities; pro forma adjustments to the provision for taxes on income to reflect, primarily, higher non-deductible goodwill amortization; and pro forma issuance of the Company's Common Stock reflected in the weighted average number of shares outstanding for the computations of pro forma diluted earnings per share.

The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the PharMerica and Stadtlander acquisitions had been effected at the beginning of the three-month period.

On February 10, 1999, the Company acquired J.M. Blanco, Inc. ("J.M. Blanco"), Puerto Rico's largest pharmaceutical distributor, headquartered in Guaynabo, Puerto Rico, for a cash purchase price of approximately $30 million. The Company acquired net assets (excluding debt) at fair value of approximately $24 million, assumed debt of approximately $22 million and incurred costs of approximately $1 million. The Company recorded goodwill of approximately $29 million in the transaction.

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

Had the acquisitions of J.M. Blanco and MII occurred at the beginning of fiscal 1999, the pro forma inclusion of their operating results would not have had a significant effect on the reported consolidated net sales and other revenues and net earnings for the three months ended December 31, 1998.

Each of the aforementioned acquisitions was accounted for as a purchase for financial reporting purposes. The Company is in disagreement with the seller and the seller's independent auditors regarding the valuation of the net assets of Stadtlander. Any amounts realized from the seller would be recorded as an adjustment to the purchase price. See Part II, Item 1 entitled "Legal Proceedings."

11.	Business Segment Information

The Company is organized based upon the products and services it provides to its customers. The Company's operating segments have been aggregated into three reportable segments: Pharmaceutical Distribution, Pharmaceutical Services, and Other Businesses.

The Pharmaceutical Distribution segment includes Bergen Brunswig Drug Company ("BBDC"), ASD Specialty Healthcare ("ASD") and a repackaging facility. This segment sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, retail pharmacies, and food/drug combination stores. In addition, specialty pharmaceutical products are sold to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. This segment also provides promotional, inventory management and information services to its customers.

The Pharmaceutical Services segment includes PharMerica, Stadtlander, and Medi-Mail, a small mail service entity. This segment provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, residential living communities, and corrections facilities. It also provides mail order and on-line pharmacy services to injured workers who are receiving workers' compensation benefits, homebound catastrophically-ill patients, and other consumers.

The Other Businesses segment principally consists of Bergen Brunswig Medical Corporation ("BBMC"), which distributes medical and surgical products to hospitals and alternate site facilities. This segment also includes three smaller entities: ICS, which provides commercial outsourcing to healthcare product manufacturers; The Lash Group, Inc., which provides healthcare reimbursement consulting services; and Choice Medical, Inc., which provides software to healthcare providers.

All of the Company's operations are located in the United States and the Commonwealth of Puerto Rico.

The following tables present segment information for the first quarter of the past two fiscal years (dollars in thousands):

	Net Sales and Other Revenues

Three Months Ended December 31,	1999	1998

Pharmaceutical Distribution	$4,364,413	$3,737,663
Pharmaceutical Services	456,408	2,154
Other Businesses	231,417	222,104
Corporate	468	85
Intersegment Eliminations	(219,526)	(1,900)

Revenue excluding bulk shipments	4,833,180	3,960,106

Bulk shipments of pharmaceuticals
to customers' warehouses	1,095,782	1,060,212

Total net sales and other revenues	$5,928,962	$5,020,318

Management evaluates segment performance based on revenues excluding bulk shipments to customers' warehouses. For further information regarding the nature of bulk shipments, see Note 4.

	Operating Earnings, LIFO Basis

Three Months Ended December 31,	1999	1998

Pharmaceutical Distribution	$77,717	$69,361
Pharmaceutical Services	245	(553)
Other Businesses	497	2,355
Corporate	(16,820)	(15,583)

Total operating earnings, LIFO basis	61,639	55,580

Net interest expense	(29,343)	(8,718)

Earnings before taxes on income
and distributions on preferred
securities of subsidiary trust	$32,296	$46,862

Segment operating profit is evaluated on both a FIFO and LIFO basis. However, the consolidated LIFO charge was only $1.5 million in each of the quarters ended December 31, 1999 and 1998. Since the effect on the operating earnings of any segment or the consolidated total was immaterial, only the LIFO basis is presented herein. Certain corporate office expenses of a direct operational nature are charged to the segments, but general corporate overhead is not allocated. Also, interest expense is not allocated to the segments.

12.	Content of Interim Consolidated Financial Statements

In the opinion of management of the Company, the foregoing consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first three months of fiscal 2000 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

13.	Subsequent Event

On February 2, 2000, a significant customer of PharMerica filed for Chapter 11 bankruptcy protection. At this early stage, the Company is unable to determine the portion, if any, of its account receivable from that customer which may not ultimately be collectible.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

PORTIONS OF MANAGEMENT'S DISCUSSION AND ANALYSIS PRESENTED BELOW, CONSISTING OF THOSE STATEMENTS WHICH ARE NOT HISTORICAL IN NATURE (INCLUDING, WITHOUT LIMITATION, THE COMPANY'S EXPECTATIONS REGARDING ITS MARGINS AND THE COMPANY'S YEAR 2000 DISCLOSURES), CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE PROJECTED OR IMPLIED. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN EXHIBIT 99(A) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.

RESULTS OF OPERATIONS

The Company reported a significant increase in revenues and operating earnings during the first fiscal quarter ended December 31, 1999 compared to the same period in the prior fiscal year due to internal growth and acquisitions. However, net earnings and diluted earnings per share trends were negatively affected by interest expense incurred during the current fiscal quarter related to certain business acquisitions consummated in fiscal 1999. The following table summarizes the Company's revenues, interest expense and earnings during these periods:

	Three Months Ended December 31,		%

Dollars in millions	1999	1998	Change

Net sales and other revenues	$5,929.0	$5,020.3	18%

Operating earnings	$61.6	$55.6	11%

Net interest expense*	$29.4	$8.7	238%

Net earnings	$14.7	$27.9	(47)%

Diluted earnings per share	$0.11	$0.27	(59)%

* Excluding distributions on preferred securities of subsidiary trust.

Fiscal 2000 first quarter earnings and diluted earnings per share declined 47% and 59%, respectively, in comparison with the same quarter of fiscal 1999. The decline in net earnings, despite higher revenues, primarily relates to higher interest expense associated with additional debt incurred or assumed in connection with certain of the fiscal 1999 acquisitions, as well as increased goodwill amortization associated with those acquisitions. Lower diluted earnings per share also reflects the effect of the Company's issuance of additional shares of Common Stock in connection with certain of those fiscal 1999 acquisitions.

Fluctuations in the Company's operating results are partially due to the results of entities which were acquired during the past year. Such acquisitions, which are described in more detail under the caption "Business Acquisitions" herein, are summarized as follows:

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

Operating Earnings

The Company reported an increase in operating earnings of 11% in the first quarter of fiscal 2000. The following table provides a summarized statement of operations on a consolidated basis, including key line item growth rates and ratios. PharMerica and Stadtlander, due to the nature of their pharmaceutical service businesses, have significantly higher gross margins and operating expense ratios than the Company's principal pharmaceutical distribution businesses. Accordingly, certain ratios in the table have also been shown excluding PharMerica and Stadtlander in order to present a more meaningful comparison with historical results.

	Three Months Ended		%
	December 31,		Change

Dollars in millions	1999	1998	1999

Revenues excluding bulk shipments	$4,833.2	$3,960.1	22%
Bulk shipments	1,095.8	1,060.2	3

Total net sales and other revenues	$5,929.0	$5,020.3	18%

Gross profit	$354.5	$198.6	78%
Operating expenses	292.9	143.0	105

Operating earnings	$61.6	$55.6	11%

Percentage of revenues excluding bulk shipments:
Gross profit	7.33%	5.02%
Operating expenses	6.05%	3.62%
Operating earnings	1.28%	1.40%

Percentage of revenues excluding PharMerica and
Stadtlander in fiscal 2000:
Gross profit	4.72%	5.02%
Operating expenses	3.40%	3.62%
Operating earnings	1.32%	1.40%

Revenues excluding bulk shipments increased 22% in the first quarter of fiscal 2000. Of this increase, 15% represented internal growth while 7% represented the effect of acquired entities.

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

Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 4.72% and 5.02% for the three months ended December 31, 1999 and 1998, respectively, excluding the effect of PharMerica and Stadtlander. Approximately half of the 30 basis point decline reflects lower margins in the Pharmaceutical Distribution segment. Such margins declined mainly due to intense price competition within the industry as well as to a change in the sales mix, with a greater proportion of revenues coming from high-volume, low-margin customers. In addition, ASD's gross margins decreased from a strong prior year quarter, in which ASD benefited from acute product shortages in the plasma and vaccine markets. The favorable effect of inventory investment buying profits partially offset the aforementioned factors. Gross margins were also lower in the Other Businesses segment, primarily due to lower medical-surgical buy-side opportunities in the current quarter.

In all of the Company's wholesale distribution businesses, it is customary to pass on manufacturers' price increases to customers. Investment buying enables distributors such as the Company to benefit by purchasing goods in advance of anticipated manufacturers' price increases. Consequently, the rate or frequency of future price increases by manufacturers, or the lack thereof, and the Company's ability to take advantage of investment buying opportunities, influences the profitability of the Company.

Management anticipates further downward pressure on gross margins in the distribution businesses in fiscal 2000 because of continued price competition influenced by high-volume customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products and services and continued reduction of operating expenses as a percentage of revenues. However, no assurance can be given that such improved sales mix or expense reduction can be achieved since many of the factors that impact such results (e.g. the effect of group purchasing agreements, competitive inroads, market conditions, etc.) are outside the Company's control. Similarly, no assurance can be given that the Company will be able to offset such downward pressure through investment buying.

Operating expenses include distribution, selling, general and administrative expenses ("DSG&A"). Excluding PharMerica and Stadtlander, operating expenses as a percentage of revenues excluding bulk shipments were 3.40% and 3.62% for the three months ended December 31, 1999 and 1998, respectively. This reduction was primarily attributable to continued operating efficiencies and the spreading of fixed costs over a larger revenue base. The Company's distribution infrastructure has been able to process increasing volume without a proportionate increase in operating expenses. Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the operating expense ratio because these customers are generally less costly to service.

Segment Information

Substantially all of the Company's growth in operating earnings has been contributed by the Pharmaceutical Distribution segment. Following is a summary of revenues and operating earnings for the Company's segments:

Dollars in millions

	Revenues Excluding		Growth
	Bulk Shipments		Rate

Three Months Ended December 31,	1999	1998

Pharmaceutical Distribution	$4,364.4	$3,737.7	17%
Pharmaceutical Services	456.4	2.1	-
Other Businesses	231.4	222.1	4
Corporate	.5	.1	-
Intersegment Eliminations	(219.5)	(1.9)	-

Total	$4,833.2	$3,960.1	22%

	Operating
	Earnings (Loss),		Growth
	LIFO Basis		Rate

Three Months Ended December 31,	1999	1998

Pharmaceutical Distribution	$77.7	$69.4	12%
Pharmaceutical Services	.2	(.6)	-
Other Businesses	.5	2.4	(79)
Corporate	(16.8)	(15.6)	(8)

Total	$61.6	$55.6	11%

Operating earnings (loss) as a percentage
of revenues excluding bulk shipments:
Pharmaceutical Distribution	1.78%	1.86%
Pharmaceutical Services	.05%	(25.67)%
Other Businesses	.21%	1.06%
Total	1.28%	1.40%

Pharmaceutical Distribution:

Revenues increased 17% in the first quarter of fiscal 2000, substantially all of which represented internal growth (only 2% resulted from acquisitions). BBDC's revenues increased 16% reflecting increased volume across all geographic regions and in both the retail and health systems customer categories. ASD's revenues increased 26% representing continued growth in its oncology and dialysis markets. These increases were comprised of higher shipments to existing BBDC and ASD customers as well as shipments to a significant number of new customers. National industry economic conditions were also favorable, with increases in prescription drug usage and higher pharmaceutical prices contributing to this segment's revenue growth.

Operating earnings in the first quarter of fiscal 2000 increased 12% over the first quarter of fiscal 1999 and, as a percentage of revenues, operating earnings were 1.78% and 1.86% for the three months ended December 31, 1999 and 1998, respectively. The 8 basis point reduction in the operating earnings ratio is due to lower gross margins, partially offset by operating expense efficiencies (see "Operating Earnings" section above).

Pharmaceutical Services:

Substantially all of the revenue growth in the first quarter of fiscal 2000 represented sales by PharMerica ($309.4 million) and Stadtlander ($145.0 million). The only other activity in this segment was related to a small mail service entity. The Pharmaceutical Services segment operated at just above the breakeven level in the first quarter of fiscal 2000, with PharMerica reporting operating earnings of $7.8 million and Stadtlander reporting an operating loss of $6.9 million.

On a stand-alone basis, PharMerica's revenues increased 5% from the quarter ended December 31, 1998 (not yet owned by the Company) and 8% from the quarter ended September 30, 1999, despite relatively flat admissions at its customers' facilities. PharMerica's operating earnings were in line with the Company's expectations.

PharMerica's operations have been adversely affected by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the Prospective Payment System ("PPS"). A negative consequence of these trends has been bankruptcy reorganization filings by several long-term care providers, including the recent filing by a significant customer of PharMerica (see Note 13). The adverse effects of PPS included (1) lower occupancy by Medicare-funded patients at nursing facilities serviced by PharMerica, (2) significantly diminished acuity levels among residents of these facilities, which reduced the overall utilization of drugs, and (3) increased customer pricing pressure, thereby reducing PharMerica's gross margins. While the Company did see further stabilization of these trends in the first quarter of fiscal 2000, management expects that they will continue to affect PharMerica throughout fiscal 2000. PharMerica sees some indications that Medicare admissions to its customers' facilities are increasing. Customers are also identifying new opportunities to expand their ability to service different acuity levels and the number of patient categories admitted to their facilities. Additional reimbursement that may be available as a result of recent legislative action may improve the number of high acuity admissions.

Management is continuing to implement its plan designed to improve PharMerica's earnings, including (1) enabling PharMerica to participate in the Company's generic purchasing programs in order to reduce drug costs, (2) consolidation of pharmacies to streamline operations, (3) outsourcing of delivery services, (4) strengthening of billing and collections management and (5) conversion of PharMerica's long-term care pharmacies to a common proprietary AS400 computer system.

Stadtlander has shown revenue growth from its pre-acquisition period in all of its major markets. Stadtlander's revenues increased 19% from the quarter ended December 31, 1998 (not yet owned by Bergen) and 1% from the quarter ended September 30, 1999. However, Stadtlander reported an operating loss primarily due to continued high bad debt provisions and low gross margins. Stadtlander has taken steps designed to improve receivables collection going forward; for example, Stadtlander has implemented new accounts receivable software, strengthened its billing controls, outsourced certain collection activities, and engaged The Lash Group to assist in obtaining reimbursement sources for indigent patients. Although no assurances can be given, management anticipates that days sales outstanding and bad debt losses will be lower by the end of fiscal 2000. Also, Stadtlander is working with payors and pharmaceutical companies on programs which, if successful, will improve gross margins.

Stadtlander is continuing to take additional steps to improve earnings. As a result of an operational review conducted by an independent consulting firm, the Company is commencing a major restructuring initiative at Stadtlander. The restructuring initiative includes a management reorganization; process re-engineering designed to affect a significant reduction in operating expense; the reorganization of the StadtSolutions joint venture; and the reorganization of the sales department. In addition, the Company is continuing to pursue other strategic opportunities for Stadtlander.

Other Businesses:

Revenues increased 4% in first quarter of fiscal 2000, principally related to a higher volume of medical-surgical shipments to both acute care and physician customers. Operating earnings decreased 79% in fiscal 2000, primarily reflecting lower gross margins in BBMC's medical-surgical business due to fewer buy-side opportunities in the current year quarter, partially offset by operating expense efficiencies. In addition, Choice is incurring higher expenses in connection with the launch of a new software product.

Corporate:

Corporate expenses increased $1.2 million, or 8%, in the first quarter of fiscal 2000, due to the incremental costs of operating the Company's expanded operations.

Interest Expense and Distributions on Preferred Securities

The Company's financing expenses are comprised of two line items on the statements of consolidated earnings:

	Three Months Ended
	December 31,

Dollars in millions	1999	1998

Net interest expense (pre-tax)	$29.4	$8.7

Distributions on preferred securities of subsidiary
Trust ($5.8 pre-tax less $2.3 tax benefit)	$3.5	$-

Total financing expenses were $35.2 million in the first quarter of fiscal 2000, including net interest expense of $29.4 million and $5.8 million of pre-tax distributions on the Company's Preferred Securities, representing an increase of $26.5 million, or 304%, over the prior year. This increase was primarily due to higher borrowings under the Company's Credit Facility, Credit Agreement, Commercial Paper Agreements, debt assumed in connection with the fiscal 1999 acquisitions, and the issuance of the Preferred Securities. In addition, the Company has incurred higher interest rates on its borrowings due to both (a) increases in the prime lending rate; and (b) downgrading of the Company's credit ratings.

In the first quarter of fiscal 2000, a significant portion of the higher borrowings was related to the assumption of the debt of entities acquired in fiscal 1999 and the financing of a portion of the purchase price of certain of those entities.

Taxes on Income

Taxes on income, excluding the tax benefit on distributions of the Company's Preferred Securities, were 43.7% and 40.5% of pre-tax earnings in the three months ended December 31, 1999 and 1998, respectively. The 3.2% increase in the effective rate in the first quarter of fiscal 2000 primarily reflects the nondeductible goodwill amortization associated with the PharMerica and Blanco acquisitions. All of the goodwill amortization of Stadtlander is tax-deductible. The Company's total goodwill amortization in the first quarter of fiscal 2000 was $10.7 million (of which approximately $5.4 million was non-deductible) and its goodwill amortization in the first quarter of fiscal 1999 was $1.9 million (of which approximately $1.7 million was non-deductible).

Earnings per Share

Earnings per share fluctuations result primarily from changes in the Company's net earnings. However, during the first quarter of fiscal 2000, diluted earnings per share were also impacted by a 28% increase in the weighted average number of common shares outstanding, to 134.4 million shares from 105.0 million shares in the first quarter of fiscal 1999. The increase was primarily related to the issuance of 24.7 million shares in connection with the acquisition of PharMerica in April 1999 and the issuance of 5.7 million shares in connection with the acquisition of Stadtlander in January 1999. There were 134.5 million shares of the Company's common stock outstanding at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year. Except that debt is net of cash and cash equivalents herein, these percentages are calculated in accordance with the covenants set forth in the Company's Credit Agreement and Credit Facility, in which certain non-cash charges are excluded from the calculation:

	December 31, 1999	September 30, 1999

Debt, net of cash	41%	43%
Equity, including the Preferred Securities	59%	57%

The decrease in the debt percentage is mainly due to a decrease in aggregate borrowings under the Company's Credit Facility, Credit Agreement and discretionary bank lines, and Commercial Paper Agreements to $865 million at December 31, 1999 from $943 million at September 30, 1999. The decreased debt percentage also reflects an increase in cash and cash equivalents to $136 million at December 31, 1999 from $116 million at September 30, 1999.

The Company currently has $1.0 billion of available credit under committed revolving bank credit lines, consisting of a $400 million Credit Agreement and $600 million Credit Facility. The Credit Agreement and the Credit Facility rank on a parity with each other. The Credit Agreement with a group of domestic and foreign banks is effective through March 2001 and allows additional borrowings under discretionary lines outside the Credit Agreement. The Credit Facility with a group of banks was initiated in April 1999 and expires in April 2000. The Company intends to replace the Credit Facility and the Credit Agreement prior to the end of the second quarter of fiscal 2000 and is in current discussions with several banks regarding the proposed terms of such new facility.

Also in April 1999, the Company entered into the Commercial Paper Agreements which provide for the private placement of short-term commercial paper notes of the Company up to a maximum of $1.0 billion outstanding. The Commercial Paper Agreements allow maturities of up to 364 days from the date of issue and are backed by the Credit Agreement and Credit Facility. The amount of credit available under the Credit Agreement and Credit Facility is reduced dollar-for-dollar by the amount outstanding under the Commercial Paper Agreements. Currently, the Company is not able to access the Commercial Paper market due to downgrades in the Company's credit rating which occurred in November and December 1999 and February 2000.

In December 1999, the Company's Credit Agreement and Credit Facility were amended to, among other things, (a) allow the Company or any of its subsidiaries to sell, transfer or convey certain trade receivables which would result in aggregate proceeds not to exceed $400 million, and (b) modify certain financial covenants.

Aggregate outstanding borrowings under the aforementioned agreements at December 31, 1999 totaled approximately $865 million.

On December 17, 1999, the Company entered into the Receivables Securitization Program with a bank which provides additional borrowing capacity for the Company. Through the Receivables Securitization Program, BBDC may sell, on an ongoing basis, certain of its accounts receivable to Blue Hill, a 100%-owned special purpose subsidiary. Blue Hill will, in turn, sell an undivided percentage ownership interest in such receivables, with recourse, to financial institutions. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

As of December 31, 1999, the Company had received $200 million from the sale of such receivables under the Receivables Securitization Program, and this amount is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. On February 1, 2000, the Receivables Securitization Program was amended to increase the funding limit from $200 million to $300 million.

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

See Notes 5, 6 and 7 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Receivable Securitization Program, Credit Agreement, the Credit Facility, the Commercial Paper Agreements, the Preferred Securities and the 1996 Registration Statement.

On November 4, 1999, the Company declared a regular quarterly cash dividend of $0.075 per share on the Company's Common Stock that was paid on December 1, 1999 to shareowners of record on November 16, 1999. On September 24, 1998, the Company declared a $0.075 per share quarterly cash dividend on the Company's Common Stock that was paid on December 1, 1998 to shareowners of record as of November 2, 1998. This $0.075 payment constituted the Company's dividend for the first quarter ended December 31, 1998. For accounting purposes, this cash dividend was recorded in the fourth fiscal quarter ended September 30, 1998, resulting in a larger than usual dividend in that quarter and no dividend during the quarter ended December 31, 1998. Regular quarterly cash dividends of $0.075 per share of Common Stock were paid on March 1, June 1, and September 1, 1999 and recorded in the second, third and fourth quarters, respectively, of fiscal 1999.

The Company's cash flows during the first quarters of fiscal 2000 and 1999 are summarized in the following table:

	Three Months Ended
	December 31,

Dollars in millions	1999	1998

Net earnings excluding non-cash charges	$64.3	$40.9
Increases in operating assets and liabilities	(101.5)	(254.7)

Cash flows from operations	(37.2)	(213.8)
Property acquisitions	(44.5)	(8.0)
Proceeds from sale of accounts receivable with recourse	200.0	-
Proceeds of debt	544.8	220.0
Repayment of debt and other obligations	(630.0)	(5.9)
Cash dividends	(10.1)	(7.7)
Other - net	(3.2)	4.7

Net increase (decrease) in cash and cash equivalents	$19.8	$(10.7)

During the first quarter of fiscal 2000, the Company's borrowings were significantly higher than in the first fiscal quarter of the prior year, principally related to the financing of the purchase price of certain of the 1999 acquisitions, the assumption of debt of those acquisitions and funding working capital requirements to support the Company's growing operations. The negative cash flows from operations in fiscal 2000 are primarily associated with the Pharmaceutical Distribution segment, which had higher receivables and inventory in connection with higher sales levels, largely offset by a significant benefit from accounts payable.

The Company believes that internally-generated cash flows, funds available under the Credit Agreement, the Credit Facility, the Receivables Securitization Program, and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ from this forward-looking statement as a result of unanticipated capital requirements or an inability to access capital on acceptable terms when, and if, necessary. Such access to capital may be more difficult and/or expensive in the future due to the downgrading of the Company's credit ratings in November and December 1999 and February 2000. The Company is currently in discussion with its key banks regarding the refinancing of the Credit Facility and the Credit Agreement.

Working capital decreased to $756 million at December 31, 1999 from $770 million at September 30, 1999. The decrease primarily reflects lower accounts receivable balances (due to the Receivables Securitization Program) and higher accounts payable balances, partially offset by higher inventory balances. The current ratio decreased slightly to 1.26 at December 31, 1999 from 1.29 at September 30, 1999.

Property acquisitions relate principally to the purchase of the Company's previously- leased Corporate headquarters building; warehouse and pharmacy equipment, and data processing equipment.

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

Each of the aforementioned acquisitions was accounted for as a purchase for financial reporting purposes. The Company is in disagreement with the seller and the seller's independent auditors regarding the valuation of the net assets of Stadtlander. See Part II, Item 1 entitled "Legal Proceedings."

Year 2000 Readiness Disclosure

The Company's internal information technology systems and its other business systems have not been negatively impacted by Year 2000 compliance problems. In addition, the Company is not aware of any significant Year 2000 compliance problems at its major customers, suppliers or other third parties, and it has not experienced any significant disruptions of product deliveries, services or cash flows. However, the Company will maintain a limited Year 2000 project team through the first few months of the calendar year 2000 in order to monitor any Year 2000 issues which might arise within the systems of the Company or third parties. There can be no assurance that any such Year 2000 issues will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At December 31, 1999, the Company's debt consisted of approximately $590.4 million of fixed-rate debt with a weighted average interest rate of 7.87% and $865.1 million of variable-rate debt (consisting of borrowings under the bank Credit Facility, Credit Agreement and discretionary lines and Commercial Paper Agreements) with a weighted average interest rate of 6.85%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements. If interest rates on such variable debt were to increase by 69 basis points (one-tenth of the rate at December 31, 1999), the net impact on the Company's first quarter fiscal 2000 results of operations and cash flows would be approximately $1.5 million.

The Company also believes that its interest rate exposure may be somewhat mitigated due to the favorable effect which inflation may have on the Company, specifically, manufacturers' price inflation which may accelerate concurrent with a general increase in interest rates, to the extent that the Company can take advantage of such inflation in purchasing and selling inventory.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There have been no new material developments in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 filed with the Securities and Exchange Commission on December 29, 1999 except as otherwise might be set forth below.

Section 1.

As previously reported, between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a Consolidated Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions.

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

In September 1998, a jury trial of this action commenced in Federal Court. On November 30, 1998, the Court granted all remaining defendants a directed verdict, dismissing all class claims against the Company and other defendants. On July 13, 1999, the Court of Appeals for the Seventh Circuit affirmed the dismissal of the Company and the other wholesaler defendants from the class action litigation. Plaintiffs petition for rehearing on this issue was denied on August 9, 1999. On November 5, 1999 plaintiffs filed a petition for writ of certiorari in the United States Supreme Court. The defendants filed their opposition in January 2000.

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

As previously reported, in June 1998, Stadtlander became a 49% equity owner of a limited liability company formed for the purpose, among other things, of operating a specialty pharmacy business to provide services to patients diagnosed with a serious mental illness. This limited liability company is governed by an operating agreement that contains, among other things, a covenant prohibiting the members from participating in certain competing activities. In April 1999, the other member of the limited liability company brought suit in California Superior Court, San Diego County, seeking, among other things, to enjoin the PharMerica merger and to recover general, special and punitive damages from the Company. The court refused to enjoin the merger. In January 2000, this lawsuit was settled by the parties on terms which were not material to the Company's results of operations, financial condition or liquidity.

As previously reported, in January 1999 EPA classified the Company as a de minimis party at the Casmalia Superfund Site in Santa Barbara County, California (the "Casmalia Site"), based upon the Company's alleged liability for disposing hydrocarbon-contaminated soil from certain underground tank removal activities at a site in California. Initially, EPA demanded payment of $168,000 to release the Company from liability. Using provisions of the Superfund law that exclude petroleum-contaminated soil from the waste that is subject to Superfund liability, in June 1999, the Company submitted a Request for Waste Quantity Review ("Request") to EPA, petitioning EPA to release the Company from liability for the petroleum-contaminated soil. EPA is reviewing the Company's Request, but has not completed its review. In addition, the Company has negotiated a reduction of EPA's initial demand to approximately $100,000. In December 1999, the Company conditionally accepted EPA's revised settlement offer, with the understanding that final acceptance and payment will be made after EPA acts on the Company's Request. If the Request is granted, the Company's liability could be reduced significantly, and is estimated to be in the $10,000 range.

Although the amount of liability at September 30, 1999 with respect to the referenced proceedings in Section 1 above cannot be ascertained, in the opinion of the management, any resulting liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Section 2.

As previously reported, on October 14, 1999, the Company and certain of its subsidiaries commenced an action in the Los Angeles County Superior Court of the State of California against Counsel Corporation, Stadt Holdings, Inc., and certain of their officers and directors (the "Counsel defendants") in connection with the Company's acquisition of Stadtlander Drug Co., Inc. and its subsidiaries ("Stadtlander") on January 21, 1999. In the Counsel action, the Company alleges that the defendants devised and perpetrated a joint venture scheme with the common purpose of selling Stadtlander at a grossly inflated price. The Company contends that, by means of fraudulent adjusted journal entries and related misrepresentations and omissions, the Counsel defendants provided inaccurate financial statements and other false and misleading information to the Company in order to fraudulently induce it to consummate the Stadtlander acquisition for an excessive sales price.

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

Certain of the defendants made a motion to compel arbitration of the Company's claims against them, which the Court denied in January 2000. Apart from that motion, no other motions have been filed or served by any party to date. No discovery has been commenced by any party to date. A status conference is scheduled to take place in March 2000. No trial date has been set.

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

As previously reported, following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, and following the Company's disclosures, in its complaint against the Counsel defendants, reported by the press on October 15, 1999, regarding the accounting irregularities involved in the Stadtlander acquisition, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California (the "Bergen securities cases").

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

In addition to the Bergen securities cases, two separate lawsuits alleging violations of certain federal securities laws have been commenced in federal court in California, and another lawsuit has been commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks (the "Trust securities cases").

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

Pursuant to court order, the Bergen securities cases have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California, and "lead plaintiffs" and "lead counsel" have been appointed under the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). The Plaintiffs in the Trust securities cases also have moved for the appointment of "lead plaintiffs" and "lead counsel" in the United States District Court for the District of Delaware under the PSLRA. At this juncture, based upon current information, the Company anticipates that this motion will be granted. The Company further anticipates that it will not be required to respond to any of the actions until after the filing of an amended consolidated complaint. No other motion is currently pending in any of the actions. No discovery has been commenced by any party to date in any of the actions. No status conferences have been noticed or conducted to date in any of the actions. No trial dates have been set in any of the actions.

The Company intends to vigorously defend against the claims asserted in the various purported shareholder class action lawsuits.

The Company has been informed by the State of Hawaii Medicaid Fraud Division that it has initiated an investigation into possible violations of Medicaid regulations by a pharmacy operated by PharMerica in Honolulu, Hawaii. The Company also is conducting an internal investigation in conjunction with the State. At this stage of the investigation, the Company is not able to determine the probable outcome of the investigation, including any possible resulting liability.

In addition, due to the nature of the business of PharMerica and Stadtlander that involves payments under various federal and state programs, the Company is regularly subject to audit, review and investigation processes of governmental entities, quasi-governmental entities and third-party payors.

The proceedings referenced in Section 2 are in their early stages and discovery has not been completed. The Company does not believe it is currently feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss, if any, with respect to these proceedings.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	3	The By-laws as amended and restated, dated February 5, 2000.

*10(a)

The Fifth Amendment dated as of September 30, 1999, and the Sixth Amendment dated as of December 13, 1999, to the Amended and Restated Credit Agreement (including Joinder Agreement with PharMerica, Inc.) among Bergen Brunswig Corporation and Bank of America National Trust and Savings Association.

*10(b)

The First Amendment dated as of September 30, 1999, and the Second Amendment dated as of December 13, 1999, to the Credit Agreement (including Joinder Agreement with PharMerica, Inc.) among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association.

	*10(c)	Receivables Sale Agreement dated as of December 17, 1999 among Blue Hill, Inc., Bergen Brunswig Drug Company, Wachovia Bank, N.A. and others

Exhibits 10(a), 10(b) and 10(c) are set forth as Exhibits 10(w), 10(x) and 10(y), respectively, to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999, dated January 7, 2000.

	10(d)	First Amendment to Receivables Sale Agreement among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others, dated as of February 1, 2000.

	27	Financial Data Schedule for the three months ended December 31, 1999.

	*99	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

	*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.

(b)	REPORTS ON FORM 8-K:

There were no reports filed on Form 8-K during the three months ended December 31, 1999.

[ COVER ] | [ TABLE OF CONTENTS ]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERGEN BRUNSWIG CORPORATION

By	/s/ Robert E. Martini

Robert E. Martini Chairman of the Board and Chief Executive Officer

By	/s/ Neil F. Dimick

Neil F. Dimick Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 11, 2000

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

INDEX TO EXHIBITS
EXHIBIT NUMBER		PAGE NUMBER

3	The By-laws as amended and restated, dated February 5, 2000.	37

*10(a)

The Fifth Amendment dated as of September 30, 1999, and the Sixth Amendment dated as of December 13, 1999, to the Amended and Restated Credit Agreement (including Joinder Agreement with PharMerica, Inc.) among Bergen Brunswig Corporation and Bank of America National Trust and Savings Association.

*10(b)

The First Amendment dated as of September 30, 1999, and the Second Amendment dated as of December 13, 1999, to the Credit Agreement (including Joinder Agreement with PharMerica, Inc.) among Bergen Brunswig Drug Company, Bergen Brunswig Corporation and Bank of America National Trust and Savings Association.

*10(c)	Receivables Sale Agreement dated as of December 17, 1999 among Blue Hill, Inc., Bergen Brunswig Drug Company, Wachovia Bank, N.A. and others

Exhibits 10(a), 10(b) and 10(c) are set forth as Exhibits 10(w), 10(x) and 10(y), respectively, to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999, dated January 7, 2000.

10(d)	First Amendment to Receivables Sale Agreement among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others, dated as of February 1, 2000.	53

27	Financial Data Schedule for the three months ended December 31, 1999.	69

99*	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part thereof.