Form 10-Q
period 2000-03-31
BERGEN BRUNSWIG CORP
filed 2000-05-15
CIK 11454

[ TABLE OF CONTENTS ]

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

______________________

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class of Common Stock	Number of Shares Outstanding April 30, 2000

Class A Common Stock -
par value $1.50 per share	134,506,696

[ COVER ]

BERGEN BRUNSWIG CORPORATION

INDEX

[ COVER ] | [ TABLE OF CONTENTS ]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND SEPTEMBER 30, 1999
(dollars in thousands)
(Unaudited)

	March 31,	September 30,
- - ASSETS - -	2000	1999

CURRENT ASSETS:
Cash and cash equivalents ........................................................	$14,163	$116,356
Accounts and notes receivable, less allowance
for doubtful receivables: $153,064 at March 31,
2000 and $135,655 at September 30, 1999 ......................	1,311,919	1,478,990
Inventories ....................................................................................	2,234,779	1,813,716
Income taxes receivable ............................................................	11,655	40,178
Prepaid expenses ......................................................................	21,600	18,668

Total current assets ..........................................................	3,594,116	3,467,908

PROPERTY - at cost:
Land ............................................................................................	18,935	11,265
Buildings and leasehold improvements ...................................	141,541	129,818
Equipment and fixtures ..............................................................	256,181	263,635

Total property ...................................................................	416,657	404,718
Less accumulated depreciation and amortization .................	147,794	164,273

Property - net ....................................................................	268,863	240,445

OTHER ASSETS:
Goodwill - net .............................................................................	1,615,536	1,642,424
Investments ................................................................................	18,429	11,177
Noncurrent receivables .............................................................	28,241	24,092
Deferred income taxes .............................................................	15,842	15,504
Deferred charges and other assets ........................................	135,328	133,871

Total other assets ...........................................................	1,813,376	1,827,068

TOTAL ASSETS ...........................................................................	$5,676,355	$5,535,421

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND SEPTEMBER 30, 1999
(dollars in thousands)
(Unaudited)

	March 31,	September 30,
- - LIABILITIES AND SHAREOWNERS' EQUITY - -	2000	1999

CURRENT LIABILITIES:
Accounts payable ........................................................................	$2,120,701	$1,693,690
Accrued liabilities ........................................................................	228,849	229,432
Customer credit balances ..........................................................	168,158	172,106
Deferred income taxes ...............................................................	61,374	56,797
Current portion of long-term debt ...............................................	3,535	544,557
Current portion of other long-term obligations ..........................	1,365	1,366

Total current liabilities ......................................................	2,583,982	2,697,948

Long-term debt, net of current portion ...........................................	1,248,470	993,344
Other long-term obligations, net of current portion .......................	34,312	48,639

Total long-term obligations ..........................................	1,282,782	1,041,983

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY DEBT SECURITIES OF THE COMPANY...	300,000	300,000

SHAREOWNERS' EQUITY:
Capital stock:
Preferred - authorized: 3,000,000 shares; issued: none.....	-	-
Class A Common - authorized: 300,000,000 shares;
issued: 137,617,369 shares at March 31, 2000
and 137,316,182 shares at September 30, 1999 ..............	206,426	205,974
Paid-in capital ..............................................................................	820,260	818,564
Accumulated other comprehensive income .............................	396	235
Retained earnings .......................................................................	507,722	495,930

Total ...................................................................................	1,534,804	1,520,703
Treasury shares at cost: 3,110,673 shares at March 31,
2000 and 3,110,671 shares at September 30, 1999 .......	(25,213)	(25,213)

Total shareowners' equity.................................................	1,509,591	1,495,490

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY ..............	$5,676,355	$5,535,421

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
MARCH 31, 2000 AND 1999
(in thousands except per share amounts)
(Unaudited)

	THREE MONTHS		SIX MONTHS

	2000	1999	2000	1999

Consolidated earnings:
Net sales and other revenues:
Excluding bulk shipments to
customers' warehouses	$4,885,854	$4,301,945	$9,719,034	$8,262,051
Bulk shipments to customers'
warehouses	977,041	706,516	2,072,823	1,766,728

Total net sales and other revenues	5,862,895	5,008,461	11,791,857	10,028,779

Costs and expenses:
Cost of sales	5,488,529	4,754,824	11,063,004	9,576,514
Distribution, selling, general
and administrative expenses	302,412	171,885	595,260	314,933

Total costs and expenses	5,790,941	4,926,709	11,658,264	9,891,447

Operating earnings	71,954	81,752	133,593	137,332
Net interest expense	29,913	17,144	59,256	25,862

Earnings before taxes on income	42,041	64,608	74,337	111,470
Taxes on income	21,221	26,166	35,340	45,145

Earnings before distributions on preferred
securities of subsidiary trust	20,820	38,442	38,997	66,325
Distributions on preferred securities of
subsidiary trust, net of income tax benefit
of $2,324 and $4,648, respectively	(3,526)	-	(7,052)	-

Net earnings	$17,294	$38,442	$31,945	$66,325

Earnings per share:

Basic	$.13	$.36	$.24	$.63

Diluted	$.13	$.35	$.24	$.62

Weighted average number of
shares outstanding:

Basic	134,498	108,027	134,372	105,598

Diluted	134,594	109,625	134,476	107,296

Cash dividends declared per share
of Class A Common Stock	$.075	$.075	$.150	$.075

See accompanying Notes to Consolidated Financial Statements.

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED
MARCH 31, 2000 AND 1999
(in thousands)
(Unaudited)

	2000	1999

Operating Activities
Net earnings	$31,945	$66,325
Adjustments to reconcile net earnings to net cash
flows from operating activities:
Provision for doubtful receivables	42,906	9,870
Depreciation and amortization of property	28,281	12,653
Loss on dispositions of property	261	675
Amortization of intangible assets	29,323	7,182
Deferred compensation	2,701	1,884
Deferred income taxes	4,137	8,091
Effects of changes on:
Receivables	(144,488)	(148,671)
Inventories	(421,063)	(622,112)
Income taxes receivable/payable	28,523	35,157
Prepaid expenses and other assets	(11,324)	(29,095)
Accounts payable	427,011	402,089
Accrued liabilities	16,172	7,737
Customer credit balances	(3,948)	17,364

Net cash flows from operating activities	30,437	(230,851)

Investing Activities
Property acquisitions	(64,592)	(13,856)
Net proceeds from sale of accounts receivable	259,998	-
Acquisition of businesses, less cash acquired	-	(230,104)
Other	(6,893)	3,695

Net cash flows from investing activities	188,513	(240,265)

Financing Activities
Net revolving bank loan activity	412,483	587,500
Net commercial paper activity	(692,891)	-
Repayment of other obligations	(11,030)	(127,455)
Distributions paid on trust preferred securities	(11,700)	-
Shareowners' equity transactions:
Exercise of stock options and issuance of restricted shares	860	5,194
Employee stock purchase plan	1,288	-
Cash dividends paid on Common Stock	(20,153)	(15,915)

Net cash flows from financing activities	(321,143)	449,324

Net decrease in cash and cash equivalents	(102,193)	(21,792)
Cash and cash equivalents at beginning of period	116,356	79,004

Cash and cash equivalents at end of period	$14,163	$57,212

Supplemental Cash Flow Disclosures
Cash paid during the period for:
Interest	$54,641	$22,695
Income taxes - net of refunds	11,762	2,490

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

                        The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Certain reclassifications have been made in the consolidated financial statements and notes to conform to fiscal 2000 presentations.

                        The preparation of the Company's consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

                        In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first six months of fiscal 2000 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

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

                        On December 17, 1999, the Company entered into an accounts receivable securitization program with a bank which provides additional borrowing capacity for the Company (the "Receivables Securitization Program"). Through the Receivables Securitization Program, the Company's Bergen Brunswig Drug Company subsidiary sells, on an ongoing basis, certain of its accounts receivable to Blue Hill, Inc. ("Blue Hill"), a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to financial institutions. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Sales are recorded at the estimated fair value of the receivables sold, reflecting discounts for the time value of money based on specified interest rates; the weighted average rate for the program was approximately 6.03% at March 31, 2000.

                        As of March 31, 2000, the Company had received net proceeds of $260.0 million from the sale of such receivables under the Receivables Securitization Program, and this amount is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. As sold receivables are collected, additional receivables may be sold under the program. The discount and fees of approximately $4.5 million and $5.1 million on the sold receivables were included in net interest expense in the accompanying statements of consolidated earnings for the three and six-month periods ended March 31, 2000, respectively.

                        The Company maintains an allowance for doubtful receivables based upon the expected bad debt losses of all consolidated accounts receivable, including receivables sold by Blue Hill.

                        On February 29, 2000, the Receivables Securitization Program was amended to, among other things, increase the funding limit to $350 million, and to provide for additional purchaser financial institutions.

6.	Long-Term Debt

                        Long-term debt at March 31, 2000 and September 30, 1999 consisted of the following:

	March 31,	September 30,
Dollars in thousands	2000	1999

7 3/8% senior notes due 2003	$149,688	$149,633
7 1/4% senior notes due 2005	99,819	99,802
8 3/8% senior subordinated notes due 2008	308,119	308,119
Revolving credit facilities averaging 7.32% and
6.00%, respectively	662,200	249,717
Commercial paper averaging 5.72%	-	692,891
7% convertible subordinated debentures due 2006	20,609	20,609
6 7/8% exchangeable subordinated
debentures due 2011	8,425	8,425
10% unsecured promissory note	-	4,500
Other	3,145	4,205

Total	1,252,005	1,537,901

Less current portion	3,535	544,557

Total	$1,248,470	$993,344

                        On April 20, 2000, the Company replaced both its unsecured credit agreement (the "Credit Facility") and its unsecured credit agreement (the "Credit Agreement") with a new $1.5 billion senior secured credit agreement (the "Senior Credit Agreement") to be used to refinance existing indebtedness as well as fund general corporate purposes and working capital needs. The Senior Credit Agreement consists of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001, a $300 million term loan maturing in March 2005 and a $200 million term loan maturing in March 2006. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. Interest accrues at specified rates based on the Company's debt ratings; initially, such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 9.1% at April 30, 2000. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, dividend payments and capital expenditures (see Exhibit 10(a) under Item 6 of this quarterly report).

                        The Company's Credit Facility, which expired in April 2000, allowed borrowings of up to $600 million under a revolving line of credit and also allowed borrowings under discretionary credit lines ("discretionary lines"), as available, outside of the Credit Facility.

                        The Company's Credit Agreement, which was effective through March 2001, allowed borrowings of up to $400 million and also allowed borrowings under discretionary lines, as available, outside of the Credit Agreement.

                        The Company's unsecured commercial paper dealer agreements (the "Commercial Paper Agreements") provided for the private placement of short-term commercial paper notes of the Company (the "Notes"), as available, up to a maximum of $1 billion outstanding. The Commercial Paper Agreements expired on April 11, 2000. During the second quarter of fiscal 2000 and through April 11, 2000, the Company was not able to access the Commercial Paper market due to downgrades in the Company's credit rating which occurred in November and December 1999 and February 2000.

                        Aggregate borrowings under the Credit Facility, Credit Agreement, discretionary lines and the Commercial Paper Agreements amounted to approximately $662 million and $943 million at March 31, 2000 and September 30, 1999, respectively. An aggregate of $660 million of such outstanding borrowings at March 31, 2000 has been classified as long-term debt based on the Company's ability and intent to refinance as evidenced by the new Senior Credit Agreement described above.

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

                        In May 1999, Bergen Capital I (the "Trust"), a wholly-owned subsidiary trust of the Company, issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the "Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the "Subordinated Notes"). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80% per annum, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are fully and unconditionally guaranteed by the Company.

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

                        On February 15, 2000, the Company declared a quarterly cash dividend of $0.075 per share on the Company's Common Stock that was paid on March 6, 2000 to shareowners of record on February 25, 2000. On September 24, 1998, the Company declared a $0.075 per share quarterly cash dividend on the Company's Common Stock that was paid on December 1, 1998 to shareowners of record as of November 2, 1998. This $0.075 payment constituted the Company's dividend for the first quarter ended December 31, 1998. For accounting purposes, this cash dividend was recorded in the fourth fiscal quarter ended September 30, 1998, resulting in a larger than usual dividend in that quarter and no dividend during the quarter ended December 31, 1998. Quarterly cash dividends of $0.075 per share of Common Stock were paid on March 1, June 1, and September 1, 1999 and recorded in the second, third and fourth quarters, respectively, of fiscal 1999; and paid on December 1, 1999 and recorded in the first quarter of fiscal 2000.

                        On May 9, 2000, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock, payable June 5, 2000 to shareowners of record on May 15, 2000. This cash dividend will be recorded in the third quarter of fiscal 2000.

10.	Business Acquisitions

                        On April 26, 1999, the Company acquired PharMerica, one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The Company issued approximately 24.7 million shares of Common Stock valued at approximately $665 million, acquired net assets (excluding debt) at fair value of approximately $315 million, assumed debt of approximately $600 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $960 million in the transaction.

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

                        If the acquisitions of PharMerica and Stadtlander had occurred as of the beginning of the six months ended March 31, 1999, unaudited pro forma net sales and other revenues, net earnings, and diluted earnings per share would have been as follows:

Six Months
Ended
March 31,
Dollars in millions, except per share amounts	1999

Net sales and other revenues	$10,404.4

Net earnings	$75.8

Diluted earnings per share	$0.56

                        The pro forma operating results above include the results of operations for PharMerica and Stadtlander for the six months ended March 31, 1999 with increased goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings to finance the cash portion of the Stadtlander transaction; the effect of decreased interest expense attributable to PharMerica becoming a co-borrower under the Company's credit facilities; pro forma adjustments to the provision for taxes on income to reflect, primarily, higher non-deductible goodwill amortization; and pro forma issuance of the Company's Common Stock reflected in the weighted average number of shares outstanding for the computations of pro forma diluted earnings per share.

                        The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the PharMerica and Stadtlander acquisitions had been effected at the beginning of the six-month period.

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

                        Had the acquisitions of J.M. Blanco and MII occurred at the beginning of fiscal 1999, the pro forma inclusion of their operating results would not have had a significant effect on the reported consolidated net sales and other revenues and net earnings for the three and six months ended March 31, 1999.

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

                        The Company is organized based upon the products and services it provides to its customers. The Company's operating segments have been aggregated into four reportable segments: Pharmaceutical Distribution, PharMerica, Stadtlander, and Other Businesses.

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

                        The PharMerica segment provides institutional pharmacy services to the elderly, chronically ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, specialty hospitals, residential living communities and the home. PharMerica also provides mail order pharmacy services to workers' compensation patients and the catastrophically ill.

                        The Stadtlander segment provides disease-specific pharmaceutical care to people living with challenging health conditions such as HIV/AIDS, organ transplant, serious mental illness, and infertility. Stadtlander also provides pharmaceutical care to the privatized corrections market.

                        The Other Businesses segment principally consists of Bergen Brunswig Medical Corporation ("BBMC"), which distributes medical and surgical products to hospitals and alternate site facilities. This segment also includes four smaller entities: ICS, which provides commercial outsourcing to healthcare product manufacturers; The Lash Group, Inc., which provides healthcare reimbursement consulting services; Choice Medical, Inc., which provides software to healthcare providers; and Medi-Mail, a small mail service entity.

                        All of the Company's operations are located in the United States and the Commonwealth of Puerto Rico.

                        The following tables present segment information for the three and six months ended March 31, 2000 and 1999 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,

Net Sales and Other Revenues	2000	1999	2000	1999

Pharmaceutical Distribution	$4,415,412	$4,025,786	$8,779,825	$7,763,449
PharMerica	320,056	-	629,500	-
Stadtlander	142,215	100,099	287,248	100,099
Other Businesses	223,150	219,767	456,498	444,025
Corporate	110	196	578	281
Intersegment Eliminations	(215,089)	(43,903)	(434,615)	(45,803)

Revenue excluding bulk shipments	4,885,854	4,301,945	9,719,034	8,262,051

Bulk shipments of pharmaceuticals
to customers' warehouses	977,041	706,516	2,072,823	1,766,728

Total net sales and other revenues	$5,862,895	$5,008,461	$11,791,857	$10,028,779

                        Management evaluates segment performance based on revenues excluding bulk shipments to customers' warehouses. For further information regarding the nature of bulk shipments, see Note 4.

	Three Months Ended March 31,		Six Months Ended March 31,

Operating Earnings, LIFO Basis	2000	1999	2000	1999

Pharmaceutical Distribution	$86,065	$92,152	$163,782	$161,513
PharMerica	8,464	-	16,233	-
Stadtlander	(7,991)	3,042	(14,938)	3,042
Other Businesses	1,784	2,091	1,704	3,893
Corporate	(16,368)	(15,533)	(33,188)	(31,116)

Total operating earnings,
LIFO basis	71,954	81,752	133,593	137,332

Net interest expense	(29,913)	(17,144)	(59,256)	(25,862)

Earnings before taxes on income
and distributions on preferred
securities of subsidiary trust	$42,041	$64,608	$74,337	$111,470

                        Segment operating profit is evaluated on both a FIFO and LIFO basis. However, the consolidated LIFO charge was only $1.4 million in each the three-month periods ended March 31, 2000 and 1999, and $2.8 million in each of the six-month periods. Since the effect on the operating earnings of any segment or the consolidated total was immaterial, only the LIFO basis is presented herein. Certain corporate office expenses of a direct operational nature are charged to the segments, but general corporate overhead is not allocated. Also, interest expense is not allocated to the segments.

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

RESULTS OF OPERATIONS

                        The Company reported a significant increase in revenues during the three and six months ended March 31, 2000 compared to the same periods in the prior fiscal year due to internal growth and acquisitions. However, operating earnings, net earnings and diluted earnings per share trends were negatively affected by lower earnings at Stadtlander, lower gross margins in Pharmaceutical Distribution and interest expense incurred during the current fiscal year related to certain business acquisitions consummated in fiscal 1999. The following table summarizes the Company's revenues, interest expense and earnings during these periods:

	Three Months Ended March 31,		%	Six Months Ended March 31,		%

Dollars in millions	2000	1999	Change	2000	1999	Change

Net sales and other revenues	$5,862.9	$5,008.5	17%	$11,791.9	$10,028.8	18%

Operating earnings	$72.0	$81.8	(12)%	$133.6	$137.3	(3)%

Net interest expense*	$29.9	$17.1	74%	$59.3	$25.9	129%

Net earnings	$17.3	$38.4	(55)%	$31.9	$66.3	(52)%

Diluted earnings per share	$0.13	$0.35	(63)%	$0.24	$0.62	(61)%

* Excluding distributions on preferred securities of subsidiary trust.

                        Net earnings decreased 55% and 52% for the three and six- month periods, respectively, of fiscal 2000. Diluted earnings per share for the three and six- month periods of fiscal 2000 decreased 63% and 61%, respectively, compared to the same periods of fiscal 1999. The decline in net earnings, despite higher revenues, primarily relates to lower earnings at Stadtlander, lower gross margins in Pharmaceutical Distribution and higher interest expense associated with additional debt incurred or assumed in connection with certain of the fiscal 1999 acquisitions, as well as increased goodwill amortization associated with those acquisitions. Lower diluted earnings per share also reflects the effect of the Company's issuance of additional shares of Common Stock in connection with certain of those fiscal 1999 acquisitions.

                        Fluctuations in the Company's operating results are partially due to the results of entities which were acquired during the past year. Such acquisitions, which are described in more detail under the caption "Business Acquisitions" herein, are summarized as follows:

Acquisition Date	Acquired Entity	Segment

April 1999	PharMerica, Inc.	PharMerica
February 1999	J.M. Blanco, Inc.	Pharmaceutical Distribution
January 1999	Stadtlander Operating Company, LLC	Stadtlander
December 1998	Medical Initiatives, Inc.	Pharmaceutical Distribution

                        As described below, of the acquired entities, PharMerica and Stadtlander have had the most significant impact on the Company's results of operations. Each of the transactions listed above is reflected in the Company's consolidated financial statements only from the respective acquisition date.

Operating Earnings

                        The Company reported decreases in operating earnings of 12% and 3%, respectively, during the three and six months ended March 31, 2000. The following table provides a summarized statement of operations on a consolidated basis, including key line item growth rates and ratios. PharMerica and Stadtlander, due to the nature of their pharmaceutical service businesses, have significantly higher gross margins and operating expense ratios than the Company's principal pharmaceutical distribution businesses. Accordingly, certain ratios in the table have also been shown excluding PharMerica and Stadtlander in order to present a more meaningful comparison with historical results.

	Three Months Ended March 31,		%	Six Months Ended March 31,		%

Dollars in millions	2000	1999	Change	2000	1999	Change

Revenues excluding bulk
shipments	$4,885.9	$4,302.0	14%	$9,719.0	$8,262.1	18%
Bulk shipments	977.0	706.5	38	2,072.8	1,766.7	17

Total net sales and other
revenues	$5,862.9	$5,008.5	17%	$11,791.8	$10,028.8	18%

Gross profit	$374.4	$253.7	48%	$728.9	$452.2	61%
Operating expenses	302.4	171.9	76	595.3	314.9	89

Operating earnings	$72.0	$81.8	(12)%	$133.6	$137.3	(3)%

Percentage of revenues excluding bulk shipments:

Gross profit	7.66%	5.90%		7.50%	5.47%
Operating expenses	6.19%	4.00%		6.13%	3.81%
Operating earnings	1.47%	1.90%		1.37%	1.66%

Percentage of revenues excluding bulk shipments; excluding PharMerica and Stadtlander in fiscal 2000 and Stadtlander in fiscal 1999:

Gross profit	4.91%	5.47%		4.81%	5.25%
Operating expenses	3.37%	3.62%		3.38%	3.61%
Operating earnings	1.54%	1.85%		1.43%	1.64%

                        Revenues excluding bulk shipments increased 14% and 18% during the three and six months of fiscal 2000. Of this increase, 7% and 11%, respectively, represented internal growth while 7% represented the effect of acquired entities during both periods.

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

                        Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 4.91% and 5.47% for the three months ended March 31, 2000 and 1999, respectively, and 4.81% and 5.25% for the six months then ended, respectively, excluding the effect of PharMerica and Stadtlander. Substantially all of the 56 basis point decline in the three months and approximately 35 of the 44 basis point decline during the six months reflects lower margins in the Pharmaceutical Distribution segment. Such margins declined mainly due to intense price competition within the industry as well as to a change in the sales mix, with a greater proportion of revenues coming from high-volume, low-margin customers. ASD's gross margins decreased slightly from the second quarter a year ago, but decreased approximately 47 basis points for the six months principally due to a strong prior year first quarter, in which ASD benefited from acute product shortages in the plasma and vaccine markets. In addition, gross margins were impacted by lower buy-side benefits as the Company did not fully participate in seasonal investment buying activity during the second quarter of fiscal 2000 due to limited availability of funds preceding the refinancing of the Company's revolving credit facility (see Note 6). Gross margins were also lower in the Other Businesses segment, primarily due to lower medical-surgical buy-side opportunities in the current quarter and six months.

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

                        Operating expenses include distribution, selling, general and administrative expenses ("DSG&A"). Excluding PharMerica and Stadtlander, operating expenses as a percentage of revenues excluding bulk shipments were 3.37% and 3.62% for the three months ended March 31, 2000 and 1999, respectively, and 3.38% and 3.61% for the six-month periods, respectively. These reductions were primarily attributable to continued operating efficiencies and the spreading of costs over a larger revenue base. The Company's distribution infrastructure has been able to process increasing volume without a proportionate increase in operating expenses. Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the operating expense ratio because these customers are generally less costly to service.

Segment Information

                        Following is a summary of revenues and operating earnings for the Company's segments:

Dollars in millions

Revenues Excluding	Three Months		Growth	Six Months		Growth
Bulk Shipments	Ended March 31,		Rate	Ended March 31,		Rate

	2000	1999		2000	1999

Pharmaceutical Distribution	$4,415.4	$4,025.8	10%	$8,779.8	$7,763.5	13%
PharMerica	320.1	-	-	629.5	-	-
Stadtlander	142.2	100.1	-	287.2	100.1	-
Other Businesses	223.2	219.8	2	456.5	444.0	3
Corporate	.1	.2	-	.6	.3	-
Intersegment Eliminations	(215.1)	(43.9)	-	(434.6)	(45.8)	-

Total	$4,885.9	$4,302.0	14%	$9,719.0	$8,262.1	18%

Operating Earnings (Loss),	Three Months		Growth	Six Months		Growth
LIFO Basis	Ended March 31,		Rate	Ended March 31,		Rate

	2000	1999		2000	1999

Pharmaceutical Distribution	$86.1	$92.2	(7)%	$163.8	$161.5	1%
PharMerica	8.5	-	-	16.2	-	-
Stadtlander	(8.0)	3.0	-	(14.9)	3.0	-
Other Businesses	1.8	2.1	(15)	1.7	3.9	(56)
Corporate	(16.4)	(15.5)	(5)	(33.2)	(31.1)	(7)

Total	$72.0	$81.8	(12)%	$133.6	$137.3	(3)%

Operating earnings (loss) as
a percentage of revenues
excluding bulk shipments:
Pharmaceutical Distribution	1.95%	2.29%		1.87%	2.08%
PharMerica	2.64%	-%		2.58%	-%
Stadtlander	(5.62)%	3.04%		(5.20)%	3.04%
Other Businesses	0.80%	0.95%		0.37%	0.88%
Total	1.47%	1.90%		1.37%	1.66%

Pharmaceutical Distribution.

                        Revenues increased 10% and 13% in the three and six months ended March 31, 2000, respectively, substantially all of which represented internal growth. BBDC's revenues increased 9% and 12%, for the three and six-month periods, respectively, reflecting increased volume across all geographic regions and in both the retail and health systems customer categories. ASD's revenues increased 19% and 22% for the three and six-month periods, respectively, representing continued growth in its oncology and dialysis markets. These increases were comprised of higher shipments to existing BBDC and ASD customers as well as shipments to a significant number of new customers. National industry economic conditions were also favorable, with increases in prescription drug usage and higher pharmaceutical prices contributing to this segment's revenue growth.

                        Operating earnings decreased 7% for the three months ended March 31, 2000, but increased 1% over the first six months of fiscal 1999. As a percentage of revenues, operating earnings were 1.95% and 2.29% for the second quarter of fiscal 2000 and 1999, respectively, and 1.87% and 2.08% for the six months ended March 31, 2000 and 1999, respectively. The 34 and 21 basis point reductions, respectively, in the operating earnings ratios are due to lower gross margins, partially offset by operating expense efficiencies (see "Operating Earnings" section above).

PharMerica.

                        PharMerica's revenues increased 12% and 8% from the quarter and six months ended March 31, 1999 (both not yet owned by the Company) and 3% from the quarter ended December 31, 1999, despite relatively flat admissions at its customers' facilities. PharMerica's operating earnings were lower than in the respective prior-year periods, but increased 9% from the quarter ended December 31, 1999 and were in line with the Company's expectations.

                        PharMerica's operations have been adversely affected by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the Prospective Payment System ("PPS"). A negative consequence of these trends has been bankruptcy reorganization filings by several long-term care providers, including the recent filing by a significant customer of PharMerica (see below). The adverse effects of PPS included (1) lower occupancy by Medicare-funded patients at nursing facilities serviced by PharMerica, (2) significantly diminished acuity levels among residents of these facilities, which reduced the overall utilization of drugs, and (3) increased customer pricing pressure, thereby reducing PharMerica's gross margins. While the Company did see further stabilization of these trends in the first six months of fiscal 2000, management expects that they will continue to affect PharMerica throughout fiscal 2000. PharMerica sees some indications that Medicare admissions to its customers' facilities may be increasing. Certain customers are also identifying new opportunities to expand their ability to service different acuity levels and the number of patient categories admitted to their facilities. Additional reimbursement that may be available as a result of recent legislative action may improve the number of high acuity admissions.

                        As disclosed in the Company's Form 10-Q for the quarter ended December 31, 1999, a significant customer of PharMerica filed for Chapter 11 bankruptcy protection on February 2, 2000. The Company has reviewed the relevant facts and circumstances available at this early stage and has provided an estimated reserve in the allowance for doubtful accounts for the portion of the receivable which management believes will ultimately be uncollectible from this customer. As the bankruptcy proceedings progress, management will continually monitor the adequacy of the reserve and make any adjustments, if necessary.

                        Management is continuing to implement its plan designed to improve PharMerica's earnings, including (1) strengthening of billing and collections management, (2) enabling PharMerica to participate in the Company's generic purchasing programs in order to reduce drug costs, (3) outsourcing of delivery services, (4) conversion of PharMerica's long-term care pharmacies to a common proprietary AS400 computer system and (5) consolidation of pharmacies to streamline operations.

Stadtlander.

                        Stadtlander has shown revenue growth from its pre-acquisition periods in all of its major markets. Stadtlander's revenues increased 10% from the quarter ended March 31, 1999 (not owned by Bergen during the full quarter). However, Stadtlander reported operating losses of $8 million and $15 million for the three and six-month periods of fiscal 2000, respectively, primarily due to continued high bad debt provisions, lower gross margins and restructuring costs of $1.2 million in the second quarter of fiscal 2000. Stadtlander has taken steps designed to improve receivables collection going forward; for example, Stadtlander has implemented new accounts receivable software, strengthened its billing controls and outsourced certain collection activities. Although no assurances can be given, management anticipates that days sales outstanding and bad debt losses will be lower by the end of fiscal 2000. Also, Stadtlander is working with payors and pharmaceutical companies on programs which, if successful, will improve gross margins. The Company's estimates regarding days sales outstanding and bad debt losses constitute forward-looking statements. Actual results could differ materially from such estimates as a result of numerous factors including the extent to which the Company is able to implement its controls and improvements.

                        Stadtlander is continuing to take additional steps to improve earnings. As a result of an operational review conducted by an independent consulting firm, the Company has commenced a major restructuring initiative at Stadtlander. The restructuring initiative includes a management reorganization; process re-engineering designed to affect a significant reduction in operating expense; the reorganization of the StadtSolutions joint venture; and the reorganization of the sales department. In addition, the Company is continuing to pursue other strategic opportunities for Stadtlander.

Other Businesses.

                        Revenues increased 2% and 3% in the three and six months ended March 31, 2000, respectively, principally related to a higher volume of medical-surgical shipments to both acute care and physician customers. Operating earnings decreased 15% and 56% in the three and six-month periods of fiscal 2000, primarily reflecting lower gross margins in BBMC's medical-surgical business due primarily to fewer buy-side opportunities in the current year, partially offset by operating expense efficiencies. In addition, Choice is incurring higher expenses in connection with the launch of a new software product.

Corporate.

                        Corporate expenses increased $.9 million, or 5%, in the three-month period of fiscal 2000, and increased $2.0 million, or 7%, in the current year six-month period, due to the incremental costs of operating the Company's expanded operations.

Interest Expense and Distributions on Preferred Securities

                        The Company's financing expenses are comprised of two line items on the statements of consolidated earnings:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

Dollars in millions	2000	1999	2000	1999

Net interest expense (pre-tax)	$29.9	$17.1	$59.3	$25.9

Distributions on preferred securities of
subsidiary Trust ($5.8 and $11.7,
respectively, pre-tax less $2.3 and
$4.6, respectively, tax benefit)	$3.5	$-	$7.1	$-

                        Total financing expenses were $35.7 million and $71.0 million for the three and six months of fiscal 2000, including net interest expense of $29.9 million and $59.3 million, respectively, and $5.8 million and $11.7 million, respectively, of pre-tax distributions on the Company's Preferred Securities, representing increases of $18.6 million and $45.1 million, respectively, or 109% and 174%, respectively, over the three and six-month periods of the prior year. This increase was primarily due to higher borrowings under the Company's Credit Facility, Credit Agreement, Commercial Paper Agreements, debt assumed in connection with the fiscal 1999 acquisitions, and the issuance of the Preferred Securities. In addition, the Company has incurred higher interest rates on its borrowings due to both (a) increases in the prime lending rate; and (b) downgrading of the Company's credit ratings.

                        In both the three and six-months periods of fiscal 2000, a significant portion of the higher borrowings was related to the assumption of the debt of entities acquired in fiscal 1999 and the financing of a portion of the purchase price of certain of those entities.

Taxes on Income

                        Taxes on income, excluding the tax benefit on distributions of the Company's Preferred Securities, were 50.5% and 40.5% of pre-tax earnings in the three-month periods ended March 31, 2000 and 1999, respectively, and 47.5% and 40.5% of pre-tax earnings in the six-month periods ended March 31, 2000 and 1999, respectively. The 10.0% and 7.0% increases in the effective rates in the second quarter and six months of fiscal 2000, respectively, primarily reflect the nondeductible goodwill amortization associated with the PharMerica and Blanco acquisitions. All of the goodwill amortization of Stadtlander is tax-deductible. The Company's total goodwill amortization in the first six months of fiscal 2000 was $21.3 million (of which approximately $11.2 million was non-deductible) and its goodwill amortization in the first six months of fiscal 1999 was $5.7 million (of which approximately $3.6 million was non-deductible).

Earnings per Share

                        Earnings per share fluctuations result primarily from changes in the Company's net earnings. However, during the second quarter and first six months of fiscal 2000, diluted earnings per share were also impacted by increases of 23% and 25%, respectively, in the weighted average number of common shares outstanding, to 134. 6 million shares from 109.6 million shares in the second quarter of fiscal 2000 and 134.5 million shares from 107.3 million shares in the current six-month period. The increases were primarily related to the issuance of 24.7 million shares in connection with the acquisition of PharMerica in April 1999 and the issuance of 5.7 million shares in connection with the acquisition of Stadtlander in January 1999. There were 134.5 million shares of the Company's common stock outstanding at March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

                        Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year.

	March 31, 2000	September 30, 1999

Debt, net of cash	39%	43%
Equity, including the Preferred Securities	61%	57%

                        The decrease in the debt percentage is mainly due to a decrease in aggregate borrowings under the Company's Credit Facility, Credit Agreement, discretionary bank lines, and Commercial Paper Agreements to $662 million at March 31, 2000 from $943 million at September 30, 1999.

                        On April 20, 2000, the Company replaced both its Credit Facility and Credit Agreement with the new $1.5 billion Senior Credit Agreement to be used to refinance existing indebtedness as well as fund general corporate purposes and working capital needs. The Senior Credit Agreement consists of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001, a $300 million term loan maturing in March 2005 and a $200 million term loan maturing in March 2006. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. Interest accrues at specified rates based on the Company's debt ratings; initially, such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 9.1% at April 30, 2000. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, dividend payments and capital expenditures.

                        The Company's unsecured Commercial Paper Agreements provided for the private placement of short-term commercial paper Notes of the Company, as available, up to a maximum of $1 billion outstanding. The Commercial Paper Agreements expired on April 11, 2000. During the second quarter of fiscal 2000 and through April 11, 2000, the Company was not able to access the Commercial Paper market due to downgrades in the Company's credit rating which occurred in November and December 1999 and February 2000.

                        Aggregate outstanding borrowings under the aforementioned Credit Facility and Credit Agreement at March 31, 2000 totaled approximately $662 million.

                        On December 17, 1999, the Company entered into the Receivables Securitization Program with a bank which provides additional borrowing capacity for the Company. Through the Receivables Securitization Program, BBDC sells, on an ongoing basis, certain of its accounts receivable to Blue Hill, a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to financial institutions. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

                        As of March 31, 2000, the Company had received net proceeds of $260 million from the sale of such receivables under the Receivables Securitization Program, and this amount is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. During February 2000, the Receivables Securitization Program was amended to increase the funding limit to $350 million.

                        On May 26, 1999, the Company's Trust issued 12,000,000 shares of its Preferred Securities at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's Subordinated Notes. The Subordinated Notes represent the sole assets of the Trust and bear interest at the rate of 7.80% per annum, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are guaranteed by the Company.

                        The Company's 1996 Registration Statement, which became effective on March 27, 1996, allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million.

                        See Notes 5, 6 and 7 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Receivable Securitization Program, The Senior Credit Agreement, Credit Agreement, the Credit Facility, the Commercial Paper Agreements, the Preferred Securities and the 1996 Registration Statement.

                        On February 15, 2000, the Company declared a quarterly cash dividend of $0.075 per share on the Company's Common Stock that was paid on March 6, 2000 to shareowners of record on February 25, 2000. On September 24, 1998, the Company declared a $0.075 per share quarterly cash dividend on the Company's Common Stock that was paid on \December 1, 1998 to shareowners of record as of November 2, 1998. This $0.075 payment constituted the Company's dividend for the first quarter ended December 31, 1998. For accounting purposes, this cash dividend was recorded in the fourth fiscal quarter ended September 30, 1998, resulting in a larger than usual dividend in that quarter and no dividend during the quarter ended December 31, 1998. Quarterly cash dividends of $0.075 per share of Common Stock were paid on March 1, June 1, and September 1, 1999 and recorded in the second, third and fourth quarters, respectively, of fiscal 1999; and paid on December 1, 1999 and recorded in the first quarter of fiscal 2000.

                        On May 9, 2000, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock, payable June 5, 2000 to shareowners of record on May 15, 2000. This cash dividend will be recorded in the third quarter of fiscal 2000.

                        The Company's cash flows during the first six months of fiscal 2000 and 1999 are summarized in the following table:

	Six Months Ended
	March 31,

Dollars in millions	2000	1999

Net earnings excluding non-cash charges	$139.6	$106.7
Increases in operating assets and liabilities	(109.2)	(337.6)

Cash flows from operations	30.4	(230.9)
Acquisition of businesses, less cash acquired	-	(230.1)
Property acquisitions	(64.6)	(13.9)
Net proceeds from sale of accounts receivable	260.0	-
Proceeds of debt	412.5	587.5
Repayment of debt and other obligations	(703.9)	(127.5)
Cash dividends	(20.2)	(15.9)
Other - net	(16.4)	9.0

Net decrease in cash and cash equivalents	$(102.2)	$(21.8)

                        For the six months ended March 31, 2000, the Company generated $30.4 million of positive cash flows from operations, compared with $230.9 million negative cash flows from operations in the comparable fiscal 1999 period. The negative cash flows from operations in fiscal 1999 were primarily associated with the Pharmaceutical Distribution segment, which had higher receivables and inventory in connection with higher sales levels, largely offset by a significant benefit from accounts payable.

                        The Company believes that internally-generated cash flows, funds available under the Senior Credit Agreement, the Receivables Securitization Program, and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ from this forward-looking statement as a result of unanticipated capital requirements or an inability to access capital on acceptable terms when, and if, necessary. Such access to capital may be more difficult and/or expensive in the future due to the downgrading of the Company's credit ratings in November and December 1999 and February 2000.

                        Working capital increased to $1,010 million at March 31, 2000 from $770 million at September 30, 1999. The increase primarily reflects lower current portion of long-term debt (due to the refinancing of the Credit Facility and Credit Agreement) and higher inventory balances, partially offset by lower accounts receivable balances (due to the Receivables Securitization Program) and higher accounts payable balances. The current ratio increased to 1.39 at March 31, 2000 from 1.29 at September 30, 1999.

                        Property acquisitions relate principally to the purchase of the Company's previously-leased Corporate headquarters building; warehouse and pharmacy equipment, and data processing equipment.

BUSINESS ACQUISITIONS

                        On April 26, 1999, the Company acquired PharMerica, one of the nation's largest providers of pharmaceutical products and pharmacy management services to long-term care and alternate site settings, headquartered in Tampa, Florida. The Company issued approximately 24.7 million shares of Common Stock valued at approximately $665 million, acquired net assets (excluding debt) at fair value of approximately $315 million, assumed debt of approximately $600 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $960 million in the transaction.

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

                        The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At March 31, 2000, the Company's debt consisted of approximately $591.4 million of fixed-rate debt with a weighted average interest rate of 7.87% and $662.2 million of variable-rate debt (consisting of borrowings under the bank Credit Facility, Credit Agreement and discretionary lines) with a weighted average interest rate of 7.32%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements. As discussed in Note 6, the Company has subsequently replaced the aforementioned variable-rate debt with borrowings under a new variable Senior Credit Agreement which had a weighted average interest rate of 9.10% as of April 30, 2000. If the Company had incurred this higher interest rate during the second quarter of fiscal 2000, assuming $662.2 million of outstanding borrowings, the impact on pre-tax earnings would have been approximately $2.9 million. If interest rates on the Senior Credit Agreement were to increase by 91 basis points (one-tenth of the rate of April 30, 2000), the impact on pre-tax earnings during a comparable quarter would be approximately $1.5 million.

                        The Company is evaluating various financial instruments which would mitigate a portion of its exposure to variable interest rates.

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

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

PART II.OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

                        There have been no new material matters in the legal proceedings as previously reported in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the Securities and Exchange Commission on February 14, 2000 except as otherwise might be set forth below.

Section 1.

Federal, State and Opt-Out Antitrust Actions

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

           \            On May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029 ("Alabama Complaint"). The Alabama Complaint alleges on behalf of a class of Alabama retail pharmacies and a class of Alabama consumers that the defendants conspired to discriminatorily fix prices to plaintiffs at artificially high levels. The Alabama Complaint seeks injunctive relief and treble damages. On June 25, 1999, the Alabama Supreme Court held that plaintiffs' claims are not valid under the Alabama antitrust statute. On November 29, 1999 the trial court dismissed the entire action in accordance with the mandate of the Alabama Supreme Court. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. The various state actions have not yet been set for trial.

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

                        In September 1998, a jury trial of this action commenced in Federal Court. On November 30, 1998, the Court granted all remaining defendants a directed verdict, dismissing all class claims against the Company and other defendants. On July 13, 1999, the Court of Appeals for the Seventh Circuit affirmed the dismissal of the Company and the other wholesaler defendants from the class action litigation. Plaintiffs petition for rehearing on this issue was denied on August 9, 1999. On November 5, 1999 plaintiffs filed a petition for writ of certiorari in the United States Supreme Court. On February 22, 2000, the U.S. Supreme Court denied the writ of certiorari.

                        In addition to the above-mentioned Federal class action and state court actions, the Company and other wholesale defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases. After a successful motion by the Company and other wholesalers, the damage period in these cases has been limited to October 1993 to the present. These lawsuits are also covered by the sharing agreement described above. The parties are currently engaged in expert discovery, which will be followed by motions for summary judgment by the wholesaler defendants. Plaintiffs in these suits have requested remand to various federal courts nationwide for purposes of trial. No remand order has been issued and no trial dates have been set.

                        The Company is subject to these and various other claims and litigation. While the outcome of such matters is difficult to predict, the Company believes, based on information currently available to it, that the ultimate disposition of such claims will not have material adverse effect on the Company's consolidated financial position or operating results.

Section 2.

Bergen vs. Counsel

                        As previously reported, on October 14, 1999, the Company and certain of its subsidiaries commenced an action in the Los Angeles County Superior Court of the State of California against Counsel Corporation, Stadt Holdings, Inc., and certain of their officers and directors (the "Counsel defendants") in connection with the Company's acquisition of Stadtlander Drug Co., Inc. and its subsidiaries ("Stadtlander") on January 21, 1999. In the Counsel action, the Company alleges that the defendants devised and perpetrated a joint venture scheme with the common purpose of selling Stadtlander at a grossly inflated price. The Company contends that, by means of fraudulent adjusting journal entries and related misrepresentations and omissions, the Counsel defendants provided inaccurate financial statements and other false and misleading information to the Company in order to fraudulently induce it to consummate the Stadtlander acquisition for an excessive sales price.

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

                        Certain of the defendants made a motion to compel arbitration of the Company's claims against them, which the Court denied in January 2000. The same defendants then made a renewed motion to compel arbitration, which the Court was tentatively inclined to deny on April 28, 2000. However, at the request of the parties, the Court subsequently continued the hearing until June 8, 2000, in order to permit the parties time to attempt to negotiate a stipulation providing for an independent accounting firm to resolve the disputed GAAP accounting issues uncovered by Bergen in connection with the Stadtlander acquisition. It is contemplated that Bergen's fraud and securities claims against the Counsel defendants would not be arbitrated. Apart from the Counsel defendants' arbitration motion, no other motions have been filed or served by any party to date. No discovery has been commenced by any party to date. A status conference is scheduled to take place on June 8, 2000. No trial date has been set yet. In the event that the parties are unable to reach a stipulation regarding the arbitration of the disputed GAAP accounting issues by June 8, 2000, the Court has indicated that it intends to set a trial date in the Counsel action at that time.

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

Bergen Securities, Trust and Derivative Actions

                        As previously reported, following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, and following the Company's disclosures, in its complaint against the Counsel defendants, reported by the press on October 15, 1999, regarding the accounting irregularities involved in the Stadtlander acquisition, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California. By order of the Court, pursuant to the parties' stipulation, the 10 cases have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Bergen securities action"). On or about April 25, 2000, plaintiffs filed and served a consolidated amended complaint in the Bergen securities action. The Company's response to the plaintiffs' consolidated amended complaint currently is due on or before June 9, 2000.

                        The Bergen securities action is purportedly brought on behalf of a class of the Company's shareholders who purchased or otherwise acquired the Company's common stock from March 16, 1999 through October 14, 1999, and were allegedly damaged thereby. The Bergen securities action asserts, among other things, various similar claims under sections 11, 12 and 15 of the Securities Act 1933, and under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Bergen securities action alleges that the Company and certain of its officers and directors \made material omissions and misrepresentations in their PharMerica Proxy Statement/ Prospectus, and in other public statements prior to October 14, 1999 by failing to disclose sooner certain accounting irregularities the Company uncovered at Stadtlander after its acquisition, and by allegedly failing to disclose sooner that the reserves for uncollectible accounts receivable at PharMerica were allegedly understated by approximately $35 million.

                        In addition to the Bergen securities action, two separate lawsuits alleging violations of certain federal securities laws were commenced in federal court in California, and another lawsuit was commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks (the "Trust securities cases").

                        The Trust securities cases are purportedly brought on behalf of a class of persons who purchased shares of the Trust's Preferred Securities pursuant to the May 26, 1999 offering of such securities, including, in two of the cases, persons who thereafter acquired any such Preferred Securities on the open market prior to October 14, 1999.

                        The Trust securities action asserts, among other things, claims under sections 11, 12 and 15 of the Securities Act of 1933, including, in two of the cases, among other things, claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Trust securities cases contend that the Trust and the Company failed to fulfill a purported duty to disclose in the Company's 1999 Registration Statement, and in related offering materials with respect to the issuance of the Trust's Preferred Securities, that the financial data provided by the Company was supposedly unreliable because Stadtlander was suffering from accounting irregularities as a result of the fraud of the Counsel defendants.

                        By order of the Court, pursuant to the parties' stipulation, the Trust securities cases also have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California, and have been coordinated with the Bergen securities action as related cases for pre-trial purposes. Plaintiffs have not yet filed and served their consolidated amended complaint in the Trust securities cases. The parties are endeavoring to negotiate a stipulation regarding the filing of the consolidated amended complaint and related scheduling matters.

                        The Plaintiffs in the Bergen securities action and the Trust securities cases seek damages in an unspecified amount, and/or rescission, as well as pre-judgment and post-judgment interest, costs and attorneys' fees.

                        Pursuant to court order, "lead plaintiffs" and "lead counsel" have been appointed in the Bergen securities action and the Trust securities cases under the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). No motions are currently pending in any of the actions. No discovery has been commenced by any party to date in any of the actions, except for two third-party subpoenas issued to preserve evidence pending resolution of the pleadings. Apart from a single telephonic status conference in one of the Trust securities action, no further status conferences have been noticed in any of the actions. No trial dates have been set in any of the actions.

                        On March 15, 2000, the Company accepted service on purported shareholder a derivative action pending in the Orange County Superior (the "Bergen derivative action"). The Bergen derivative action asserts several purported state law causes of action against the directors and certain senior officers of the Company (the "individual defendants"), and also against the Company (as a nominal defendant), alleging, in general terms, various alleged fiduciary breaches and related claims arising from the alleged failure of the individual defendants to conduct adequate due diligence before proceeding with the Stadtlander acquisition and causing Bergen to allegedly violate federal securities laws, as alleged in the Bergen securities action and Trust securities cases.

                        On Thursday, April 13, 2000, the Company and the individual defendants removed the Bergen derivative action to federal court, on the ground that the purported stated law causes of action asserted in the complaint all derive from, and depend upon the resolution of, substantial questions of federal securities law. The Company and the individual defendants have requested that the derivative complaint be consolidated and/or coordinated with the Bergen securities action and the Trust securities cases. To that end, the Bergen derivative action has been assigned to the same Court in which the Bergen securities action and the Trust securities cases are pending. It is possible that the plaintiff in the Bergen derivative action or the District Court may seek to remand the action to state court.

                        The Company intends to vigorously defend the claims asserted in the various purported shareholder class action lawsuits and the Bergen derivative action. However, due to the incipient stage of the litigation, its ongoing status, and the necessary uncertainties involved in all litigation, the Company does not believe it is feasible at this time to assess the likely outcome of the foregoing litigation, the timing of its resolution, or its ultimate impact, if any, on the Company's financial condition, results of operations and cash flows.

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

                        The Annual Meeting of Shareowners of the Company was held on February 15, 2000 in Orange, California and the following matter, as described in the Proxy Statement dated January 14, 2000, was voted upon:

(a) All of management's nominees for the Company's Board of Directors were elected (for a term ending in the year so indicated) with the following vote:

Nominee	For	Withheld

Rodney H. Brady (2003)	108,762,750	10,518,483

Brent R. Martini (2003)	108,859,218	10,422,015

James R. Mellor (2003)	108,761,268	10,519,965

Francis G. Rodgers (2003)	108,736,478	10,544,755

Charles C. Edwards, M.D. (2001)	108,739,586	10,544,647

Directors whose term of office continued after the Annual Meeting were: Jose E. Blanco, Sr., Neil F. Dimick, Charles J. Lee, George R. Liddle, Robert E. Martini and George E. Reinhardt, Jr.

[ COVER ] | [ TABLE OF CONTENTS ]

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10(a)

Credit Agreement dated as of April 20, 2000, among Bergen Brunswig Corporation; Bergen Brunswig Drug Company; PharMerica, Inc.; Wachovia Bank, N.A.; First Union National Bank and Fleet National Bank; CIT Financial Group; and The Chase Manhattan Bank.

	10(b)	Amended and Restated Receivables Sale Agreement dated as of February 29, 2000 among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others.

10(c)

First Amendment to Amended and Restated Receivables Sale Agreement dated April 19, 2000 among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others. Such Amended and Restated Sale Agreement is referred to herein as Exhibit 10(b).

	27	Financial Data Schedule for the six months ended March 31, 2000.

	*99	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

	*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

(b)	REPORTS ON FORM 8-K:

There were no reports filed on Form 8-K during the three months ended March 31, 2000.

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

Neil F. Dimick Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 12, 2000

[ COVER ] | [ TABLE OF CONTENTS ]

BERGEN BRUNSWIG CORPORATION

INDEX TO EXHIBITS

220

EXHIBIT NUMBER		PAGE NUMBER

10(a)	Credit Agreement dated as of April 20, 2000, among Bergen Brunswig Corporation; Bergen Brunswig Drug Company; PharMerica, Inc.; Wachovia Bank, N.A.; First Union National Bank and Fleet National Bank; CIT Financial Group; and The Chase Manhattan Bank.	39

10(b)	Amended and Restated Receivables Sale Agreement dated as of February 29, 2000 among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others.	119

10(c)	First Amendment to Amended and Restated Receivables Sale Agreement dated April 19, 2000 among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others. Such Amended and Restated Sale Agreement is referred to herein as Exhibit 10(b).	215

27	Financial Data Schedule for the six months ended March 31, 2000.

99*	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.