Form 10-Q
period 2000-06-30
BERGEN BRUNSWIG CORP
filed 2000-08-14
CIK 11454

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2000

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

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class of Common Stock	Number of Shares Outstanding July 31, 2000

Class A Common Stock -
par value $1.50 per share	134,732,741

[	COVER	]

BERGEN BRUNSWIG CORPORATION

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND SEPTEMBER 30, 1999
(dollars in thousands)
(Unaudited)

	June 30,	September 30,
- - ASSETS - -	2000	1999

CURRENT ASSETS:
Cash and cash equivalents.........................................................	$191,504	$116,354
Accounts and notes receivable, less allowance
for doubtful receivables: $117,293 at June 30,
2000 and $96,793 at September 30, 1999...........................	1,100,905	1,292,609
Inventories.....................................................................................	2,085,463	1,681,538
Income taxes receivable..............................................................	9,251	37,918
Deferred income taxes................................................................	57,248	-
Prepaid expenses.......................................................................	17,847	17,066
Net assets of discontinued operations......................................	297,783	684,447

Total current assets...............................................................	3,760,001	3,829,932

PROPERTY - at cost:
Land..............................................................................................	17,211	9,541
Buildings and leasehold improvements....................................	114,375	106,998
Equipment and fixtures...............................................................	214,804	222,625

Total property........................................................................	346,390	339,164
Less accumulated depreciation and amortization..................	134,321	145,873

Property - net........................................................................	212,069	193,291

OTHER ASSETS:
Goodwill - net..............................................................................	1,171,870	1,210,770
Investments.................................................................................	19,718	9,553
Noncurrent receivables..............................................................	18,657	18,960
Deferred income taxes..............................................................	32,459	15,229
Deferred charges and other assets.........................................	140,318	121,717

Total other assets................................................................	1,383,022	1,376,229

TOTAL ASSETS..........................................................................	$5,355,092	$5,399,452

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND SEPTEMBER 30, 1999
(dollars in thousands)
(Unaudited)

	June 30,	September 30,
- - LIABILITIES AND SHAREOWNERS' EQUITY - -	2000	1999

CURRENT LIABILITIES:
Accounts payable.......................................................................	$1,987,242	$1,586,409
Accrued liabilities.......................................................................	255,690	202,553
Customer credit balances.........................................................	166,595	170,594
Deferred income taxes..............................................................	-	56,797
Current portion of long-term debt..............................................	273,925	544,260
Current portion of other long-term obligations.........................	1,364	1,366

Total current liabilities...........................................................	2,684,816	2,561,979

Long-term debt, net of current portion..........................................	1,069,992	993,344
Other long-term obligations, net of current portion......................	31,092	48,639

Total long-term obligations..................................................	1,101,084	1,041,983

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY DEBT SECURITIES OF THE COMPANY..	300,000	300,000

SHAREOWNERS' EQUITY:
Capital stock:
Preferred - authorized: 3,000,000 shares; issued: none.......	-	-
Class A Common - authorized: 300,000,000 shares;
issued: 137,844,469 shares at June 30, 2000
and 137,316,182 shares at September 30, 1999.................	206,767	205,974
Paid-in capital..............................................................................	820,985	818,564
Accumulated other comprehensive income..............................	(275)	235
Retained earnings.......................................................................	266,928	495,930

Total........................................................................................	1,294,405	1,520,703
Treasury shares at cost: 3,100,673 shares at June 30,
2000 and 3,110,671 shares at September 30, 1999..........	(25,213)	(25,213)

Total shareowners' equity.....................................................	1,269,192	1,495,490

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY..............	$5,355,092	$5,399,452

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
JUNE 30, 2000 AND 1999
(in thousands except per share amounts)
(Unaudited)

	THREE MONTHS		NINE MONTHS

	2000	1999	2000	1999

Consolidated earnings:
Net sales and other revenues:
Excluding bulk shipments to customers' warehouses	$4,805,443	$4,148,248	$13,888,268	$11,920,283
Bulk shipments to customers' warehouses	993,010	1,061,103	3,109,046	2,839,032

Total net sales and other revenues	5,798,453	5,209,351	16,997,314	14,759,315

Costs and expenses:
Cost of sales	5,479,143	4,940,049	16,062,786	14,126,732
Distribution, selling, general and administrative expenses	245,607	186,109	717,079	421,414

Total costs and expenses	5,724,750	5,126,158	16,779,865	14,548,146

Operating earnings from continuing operations	73,703	83,193	217,449	211,169
Net interest expense	31,974	17,865	80,627	37,449

Earnings from continuing operations before taxes on income
and distributions on preferred securities of subsidiary trust	41,729	65,328	136,822	173,720
Taxes on income from continuing operations	18,490	28,012	61,935	71,739

Earnings from continuing operations before distributions
on preferred securities of subsidiary trust	23,239	37,316	74,887	101,981
Distributions on preferred securities of subsidiary trust, net
of income tax benefit	(3,526)	(1,350)	(10,578)	(1,350)

Earnings from continuing operations	19,713	35,966	64,309	100,631
Discontinued operations, net of income tax benefit:
Loss from operations	(8,199)	(3,181)	(20,850)	(1,521)
Loss on dispositions	(250,962)	-	(250,962)	-

Net earnings (loss)	$(239,448)	$32,785	$(207,503)	$99,110

Earnings (loss) per share:
Basic:
Continuing operations	$.15	$.29	$.48	$.89
Discontinued operations:
Loss from operations	(.06)	(.03)	(.15)	(.01)
Loss on dispositions	(1.87)	-	(1.87)	-

Net earnings (loss)	$(1.78)	$.26	$(1.54)	$.88

Diluted:
Continuing operations	$.15	$.28	$.48	$.88
Discontinued operations:
Loss from operations	(.06)	(.02)	(.15)	(.01)
Loss on dispositions	(1.87)	-	(1.87)	-

Net earnings (loss)	$(1.78)	$.26	$(1.54)	$.87

Weighted average number of
shares outstanding:

Basic	134,507	125,935	134,417	112,377

Diluted	134,519	127,007	134,491	113,866

Cash dividends declared per share of
Class A Common Stock	$.010	$.075	$.160	$.150

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED
JUNE 30, 2000 AND 1999
(in thousands)
(Unaudited)

	2000	1999

Operating Activities
Earnings from continuing operations	$64,309	$100,631
Adjustments to reconcile earnings from continuing operations to net cash flows from operating activities:
Provision for doubtful receivables	53,546	10,119
Depreciation and amortization of property	34,012	19,312
Loss on dispositions of property	570	656
Amortization of intangible assets	37,998	12,269
Deferred compensation	3,959	2,726
Deferred income taxes	1,483	10,732
Effects of changes on:
Receivables	(190,535)	(108,105)
Inventories	(403,925)	(650,832)
Income taxes receivable/payable	28,667	40,212
Prepaid expenses and other assets	(1,336)	(27,531)
Accounts payable	400,833	438,810
Accrued liabilities	82,033	22,115
Customer credit balances	(3,999)	37,388

Net cash flows from operating activities	107,615	(91,498)

Investing Activities
Property acquisitions	(61,095)	(21,077)
Net proceeds from sale of accounts receivable	328,996	-
Acquisition of businesses, less cash acquired	-	(46,222)
Other	(10,799)	1,235

Net cash flows from investing activities	257,102	(66,064)

Financing Activities
Net revolving unsecured bank loan activity	(249,717)	41,185
Net commercial paper activity	(692,891)	535,600
Net revolving secured bank loan activity	55,000	-
Proceeds from secured bank term loans, net of issuance costs	668,000	-
Proceeds from issuance of trust preferred securities,
net of issuance costs	-	290,405
Redemption of senior subordinated notes	-	(16,881)
Repayment of secured bank term loan	(500)	-
Repayment of other obligations	(16,041)	(297,155)
Distributions paid on trust preferred securities	(17,550)	(2,210)
Shareowners' equity transactions:
Exercise of stock options and issuance of restricted shares	860	6,730
Employee stock purchase plan	2,353	-
Cash dividends paid on Common Stock	(21,499)	(25,975)

Net cash flows from financing activities	(271,985)	531,699

Discontinued operations	(17,582)	(339,793)

Net increase in cash and cash equivalents	75,150	34,344
Cash and cash equivalents at beginning of period	116,354	79,003

Cash and cash equivalents at end of period	$191,504	$113,347

Supplemental Cash Flow From Continuing Operations Disclosures
Cash paid during the period for:
Interest	$142,166	$42,169
Income taxes - net of refunds	21,093	19,106

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis Of Presentation

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

                         As discussed more thoroughly in Note 2, Bergen Brunswig Medical Corporation ("BBMC") and Stadtlander Operating Company, L.L.C. ("Stadtlander") are presented as discontinued operations in the accompanying Consolidated Financial Statements and Notes thereto.

                         In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first nine months of fiscal 2000 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

2.	Discontinued Operations

                         On June 26, 2000, the Company announced that it had entered into a definitive agreement to sell the stock of BBMC to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., for approximately $181 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments. The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 28, 2000. If all other regulatory approvals and various closing conditions are satisfied in a timely manner, the transaction is expected to close in August 2000. The net proceeds from this divestiture will be used to pay down the $200 million interim term loan maturing in October 2001 (See Note 7).

                         On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander to ProCare Pharmacy, Inc., a subsidiary of CVS Corporation, for approximately $124 million in cash. The transaction is structured as a sale of assets and is expected to be completed in early September 2000. The corrections division of Stadtlander, that portion of the business that provides pharmaceuticals to prison inmate populations, is not included in the sale, but management is seeking potential buyers. The net proceeds from the specialty pharmacy divestiture, the net proceeds from the future sale of Stadtlander's corrections business, and expected tax benefits to be realized from the Stadtlander divestitures are expected to be used to further reduce debt and invest in the continuing operations of the Company.

                         The Company has reclassified both BBMC (which formerly comprised the substantial majority of the Other Businesses segment) and the Stadtlander business segment as discontinued operations in the accompanying Consolidated Financial Statements.

                         The loss from discontinued operations includes results through June 30, 2000 (including interest expense allocations based on the expected cash proceeds from the sale of the two businesses and the average bank interest rates incurred during the periods), net of income taxes. Discontinued operations for the three and nine-month periods ended June 30, 2000 and 1999 are as follows:

	Three Months		Nine Months

In thousands	2000	1999	2000	1999

Net sales and other revenues	$280,820	$293,967	$873,816	$772,782
Costs and expenses	286,625	294,880	889,774	764,339

Operating earnings (loss)	(5,805)	(913)	(15,958)	8,443
Net interest expense	7,498	4,179	18,101	10,457

Loss before income tax benefit	(13,303)	(5,092)	(34,059)	(2,014)
Income tax benefit	(5,104)	(1,911)	(13,209)	(493)

Loss from operations	$(8,199)	$(3,181)	$(20,850)	$(1,521)

                         The Company recognized a loss on the pending dispositions of BBMC and Stadtlander of approximately $251 million, net of income tax benefits of approximately $132 million, in the three months ended June 30, 2000. Substantially all of the loss is related to the non-cash write-off of goodwill. Also included in the loss from dispositions are estimated operating losses of BBMC and Stadtlander, including interest expense allocations, from July 1, 2000 through the anticipated transaction closing dates. The loss on dispositions at June 30, 2000 is detailed as follows:

In thousands

Net assets in excess of estimated
net proceeds of sale	$(369,466)
Estimated future operating results
through transaction closing dates	(8,536)
Write-off of unamortized debt financing costs	(5,394)

Pre-tax loss on dispositions	(383,396)
Income tax benefits	(132,434)

Net loss on dispositions	$(250,962)

                         The current asset section of the Consolidated Balance Sheets includes, at June 30, 2000 and as reclassified at September 30, 1999, net assets of discontinued operations which would normally appear in the following balance sheet categories:

	June 30,	September 30,
In thousands	2000	1999

Accounts and notes receivable (net)	$165,235	$191,513
Inventories	125,433	132,178
Property (net)	50,998	47,154
Goodwill (net)	43,972	431,654
Prepaid expenses and other assets	25,799	17,916

Total assets	411,437	820,415

Accounts payable	87,905	107,282
Accrued liabilities	25,749	28,686

Total liabilities	113,654	135,968

Net assets	$297,783	$684,447

3.	Comprehensive Income

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

4.	Impairment of Goodwill and Other Long-Lived Assets

                         The Company assesses the recoverability of goodwill using a fair value approach, based on discounted future operating cash flows. At least annually, typically in connection with the Company's planning cycle, management reviews goodwill for possible impairment based on several criteria, including, but not limited to, sales and operating earnings trends, discounted operating cash flows and other operating factors.

                         The Company assesses the impairment of long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying amounts. An impairment loss is measured by comparing the fair value of an asset to its carrying amount.

5.	Revenue Recognition

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

6.	Accounts Receivable Securitization

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

                         Through the Receivables Securitization Program, the Company's Bergen Brunswig Drug Company subsidiary sells, on an ongoing basis, certain of its accounts receivable to Blue Hill, Inc. ("Blue Hill"), a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to financial institutions. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Sales are recorded at the estimated fair value of the receivables sold, reflecting discounts for the time value of money based on specified interest rates; the weighted average rate for the program was approximately 6.56% at June 30, 2000.

                         As of June 30, 2000, the Company had outstanding net proceeds of $329.0 million from the sale of such receivables under the Receivables Securitization Program, and this amount is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. As sold receivables are collected, additional receivables may be sold under the program. Aggregate discount and fees of approximately $6.4 million and $11.4 million on the sold receivables are included in net interest expense in the accompanying statements of consolidated earnings for the three and nine-month periods ended June 30, 2000, respectively.

                         The Company maintains an allowance for doubtful receivables based upon the expected bad debt losses of all consolidated accounts receivable, including receivables sold by Blue Hill.

7.	Long-Term Debt

                         Long-term debt at June 30, 2000 and September 30, 1999 consisted of the following:

	June 30,	September 30,
Dollars in thousands	2000	1999

7 3/8% senior notes due 2003	$149,716	$149,633
7 1/4% senior notes due 2005	99,828	99,802
8 3/8% senior subordinated notes due 2008	308,119	308,119
Revolving credit facilities averaging 7.21% and
6.00%, respectively	55,000	249,717
Interim term loan due 2001, at 9.15%	200,000	-
Term loan due 2005, at 8.84%	300,000	-
Term loan due 2006, 10.03%	199,500	-
Commercial paper averaging 5.72%	-	692,891
7% convertible subordinated debentures due 2006	20,609	20,609
6 7/8% exchangeable subordinated
debentures due 2011	8,425	8,425
10% unsecured promissory note	-	4,500
Other	2,720	3,908

Total	1,343,917	1,537,604

Less current portion (see below)	273,925	544,260

Total	$1,069,992	$993,344

                         On April 20, 2000, the Company replaced both its unsecured credit facility (the "Credit Facility") and its unsecured credit agreement (the "Credit Agreement") with a new $1.5 billion senior secured credit agreement (the "Senior Credit Agreement") to be used to refinance existing indebtedness as well as fund general corporate purposes and working capital needs. The Senior Credit Agreement consists of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001, a $300 million term loan maturing in March 2005 and a $200 million term loan maturing in March 2006. As required under the Senior Credit Agreement, the Company repaid $0.5 million of the March 2006 term loan as of June 30, 2000. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is reduced by the amount of any outstanding letters of credit and is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. There were no outstanding revolving loans at June 30, 2000. Interest accrues at specified rates based on the Company's debt ratings; initially, such rates range from 2.5% to 3.5% over LIBOR or 1.5% over prime, with a weighted average rate of approximately 9.3% at June 30, 2000. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, dividend payments and capital expenditures.

                         One of the Company's subsidiaries has a $55 million bank revolving credit facility which expires on May 20, 2001. Borrowings under the facility bear interest at 0.5% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement.

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

                         Aggregate borrowings under the Senior Credit Agreement, Credit Facility, Credit Agreement, other revolving credit facilities, discretionary lines and the Commercial Paper Agreements amounted to approximately $754 million and $943 million at June 30, 2000 and September 30, 1999, respectively. An aggregate of $271 million of such outstanding borrowings at June 30, 2000 has been classified in the current portion of long-term debt based on the required application of a portion of the net proceeds from the proposed sale of BBMC and Stadtlander (see Note 2) and scheduled future repayments within the next year as required under the Senior Credit Agreement.

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

8.	Preferred Securities of Trust

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

9.	Earnings (Loss) Per Share

                         Basic earnings (loss) per share ("Basic") is computed by dividing net earnings (loss) (the numerator) by the weighted average number of shares of Class A Common Stock outstanding during each period (the denominator). Diluted earnings (loss) per share is similar to the computation for Basic, except that the denominator is increased by the dilutive effect of employees' stock options outstanding, computed using the treasury stock method.

10.	Dividends

                         On May 9, 2000, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock that was paid on June 5, 2000 to shareowners of record on May 15, 2000. Quarterly cash dividends of $0.075 per share of Common Stock were paid on December 1, 1999 and March 6, 2000 and recorded in the first and second quarters of fiscal 2000, respectively.

                         On August 10, 2000, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock, payable September 5, 2000 to shareowners of record on August 21, 2000. This cash dividend will be recorded in the fourth quarter of fiscal 2000.

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

11.	Business Acquisitions

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

                         If the acquisition of PharMerica had occurred as of the beginning of the nine months ended June 30, 1999, unaudited pro forma net sales and other revenues, earnings from continuing operations, and diluted earnings per share from continuing operations would have been as follows:

Nine Months
Ended
June 30,
Dollars in millions, except per share amounts	1999

Net sales and other revenues	$14,992.3

Earnings from continuing operations	$105.4

Diluted earnings per share from continuing operations	$0.78

                         The pro forma operating results above include the results of operations for PharMerica for the nine months ended June 30, 1999 with increased goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Additionally, the pro forma operating results include the effect of decreased interest expense attributable to PharMerica becoming a co-borrower under the Company's credit facilities; pro forma adjustments to the provision for taxes on income to reflect, primarily, higher non-deductible goodwill amortization; and pro forma issuance of the Company's Common Stock reflected in the weighted average number of shares outstanding for the computations of pro forma diluted earnings per share.

                         The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the PharMerica acquisition had been effected at the beginning of the nine-month period.

                         On January 21, 1999, the Company acquired Stadtlander, a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets (excluding debt) at fair value of approximately $40 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $405 million in the transaction. On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander (see Note 2).

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

                         Had the acquisitions of J.M. Blanco and MII occurred at the beginning of fiscal 1999, the pro forma inclusion of their operating results would not have had a significant effect on the reported consolidated net sales and other revenues and net earnings for the three and nine months ended June 30, 1999.

                         Each of the aforementioned acquisitions was accounted for as a purchase for financial reporting purposes. The Company is in disagreement with the seller and the seller's independent auditors regarding the valuation of the net assets of Stadtlander. Notwithstanding the pending sale of the specialty assets of Stadtlander (see Note 2), the Company will not assign to the purchaser of the assets its claims against the seller. Any amounts realized from the seller would be recorded as an adjustment to the purchase price. See Part II, Item 1 entitled "Legal Proceedings."

12.	Business Segment Information

                         The Company is organized based upon the products and services it provides to its customers. The Company's continuing operations segments have been aggregated into three reportable segments: Pharmaceutical Distribution, PharMerica, and Other Businesses.

                         The Pharmaceutical Distribution segment includes Bergen Brunswig Drug Company ("BBDC") and ASD Specialty Healthcare Inc. ("ASD"). This segment sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, retail pharmacies, and food/drug combination stores. In addition, specialty pharmaceutical products are sold to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. This segment also provides promotional, inventory management and information services to its customers.

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

                         The Other Businesses segment includes four small entities: ICS, which provides commercial outsourcing to healthcare product manufacturers; The Lash Group, Inc., which provides reimbursement consulting services for pharmaceutical, biotechnology and medical device businesses; Choice Medical, Inc., which provides software to healthcare providers; and Medi-Mail, a small mail service entity.

                         All of the Company's operations are located in the United States and the Commonwealth of Puerto Rico.

                         The following tables present segment information for the three and nine months ended June 30, 2000 and 1999 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

Net Sales and Other Revenues	2000	1999	2000	1999

Pharmaceutical Distribution	$4,651,583	$4,053,444	$13,431,408	$11,816,893
PharMerica	320,929	188,157	950,429	188,157
Other Businesses	6,985	5,939	20,007	17,914
Corporate	-	295	573	576
Intersegment Eliminations	(174,054)	(99,587)	(514,149)	(103,257)

Revenue excluding bulk shipments	4,805,443	4,148,248	13,888,268	11,920,283

Bulk shipments of pharmaceuticals
to customers' warehouses	993,010	1,061,103	3,109,046	2,839,032

Total net sales and other revenues	$5,798,453	$5,209,351	$16,997,314	$14,759,315

                         Management evaluates segment performance based on revenues excluding bulk shipments to customers' warehouses. For further information regarding the nature of bulk shipments, see Note 5.

	Three Months Ended June 30,		Nine Months Ended June 30,

Operating Earnings from Continuing Operations, LIFO Basis	2000	1999	2000	1999

Pharmaceutical Distribution	$92,136	$89,398	$255,918	$250,911
PharMerica	(1,683)	7,652	14,550	7,652
Other Businesses	(1,493)	(1,370)	(4,574)	(3,791)
Corporate	(15,257)	(12,487)	(48,445)	(43,603)

Total operating earnings from
continuing operations, LIFO basis	73,703	83,193	217,449	211,169

Net interest expense	(31,974)	(17,865)	(80,627)	(37,449)

Earnings from continuing operations
before taxes on income and
distributions on preferred
securities of subsidiary trust	$41,729	$65,328	$136,822	$173,720

                         Segment operating profit is evaluated on both a FIFO and LIFO basis. However, the consolidated LIFO charge was $1.2 million in the three-month period ended June 30, 2000, and $3.7 million and $2.5 million in the nine-month periods, respectively. There was no LIFO charge in the three-month period ended June 30, 1999. Since the effect on the operation earnings of any segment or the consolidated total was immaterial, only the LIFO basis is presented herein. Certain corporate office expenses of a direct operational nature are charged to the segments, but general corporate overhead is not allocated. Also, interest expense is not allocated in the continuing operations segments.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

PORTIONS OF MANAGEMENT'S DISCUSSION AND ANALYSIS PRESENTED BELOW, CONSISTING OF THOSE STATEMENTS WHICH ARE NOT HISTORICAL IN NATURE (INCLUDING, WITHOUT LIMITATION, THE COMPANY'S EXPECTATIONS REGARDING MARGINS, SALES MIX, COST REDUCTION EFFORTS, NURSING HOME ADMISSIONS, CASH AND CAPITAL REQUIREMENTS, MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE PROJECTED OR IMPLIED. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN EXHIBIT 99(A) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999. IN MANY CASES, THE COMPANY CANNOT PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

                         The Company reported a significant increase in revenues during the three and nine months ended June 30, 2000 compared to the same periods in the prior fiscal year due to internal growth and acquisitions. However, earnings and diluted earnings per share trends were negatively affected by higher bad debt expense at PharMerica, lower gross margins in Pharmaceutical Distribution and interest expense incurred during the current fiscal year related to certain business acquisitions consummated in fiscal 1999. Lower diluted earnings per share also reflects the effect of the Company's issuance of additional shares of Common Stock in connection with certain of those fiscal 1999 acquisitions.

                         The following table summarizes the Company's revenues, interest expense and earnings during these periods:

	Three Months Ended June 30,			Nine Months Ended June 30,

Dollars in millions	2000	1999	% Change	2000	1999	% Change

Net sales and other revenues	$5,798.5	$5,209.4	11%	$16,997.3	$14,759.3	15%

Operating earnings from
continuing operations	$73.7	$83.2	(11)%	$217.4	$211.2	3%

Net interest expense*	$32.0	$17.9	79%	$80.6	$37.4	115%

Earnings from continuing
operations	$19.7	$36.0	(45)%	$64.3	$100.6	(36)%

Diluted earnings per share
from continuing operations	$.15	$.28	(46)%	$.48	$0.88	(45)%

* Excluding distributions on preferred securities of subsidiary trust.

                         Fluctuations in the Company's operating results are partially due to the results of entities which were acquired during the past two years. Such acquisitions, which are described in more detail under the caption "Business Acquisitions" herein, are summarized as follows:

Acquisition Date	Acquired Entity	Segment

April 1999	PharMerica, Inc.	PharMerica
February 1999	J.M. Blanco, Inc.	Pharmaceutical Distribution
January 1999	Stadtlander Operating Company, LLC	Stadtlander (discontinued)
December 1998	Medical Initiatives, Inc.	Pharmaceutical Distribution

                         Each of the transactions listed above is reflected in the Company's consolidated financial statements only from the respective acquisition date.

                         Of the acquired entities, PharMerica and Stadtlander have had the most significant impact on the Company's results of operations. Although Stadtlander is now classified as a discontinued operation, that acquisition nevertheless had a negative impact on earnings from continuing operations due the effect of interest expense. The Company allocated interest to discontinued operations by applying its average bank borrowing rate to the expected proceeds from the dispositions, which are assumed to approximate the debt to be retired. However, since the aggregate debt incurred and assumed in connection with the Stadtlander acquisition exceeded the expected proceeds, a portion of related interest remained in continuing operations.

Operating Earnings from Continuing Operations

                         The Company reported a decrease in operating earnings of 11% during the three months ended June 30, 2000 and an increase in operating earnings of 3% during the nine months then ended. The following table provides a summarized statement of continuing operations, including key line item growth rates and ratios. PharMerica, due to the nature of its pharmaceutical service business, has significantly higher gross margins and operating expense ratios than the Company's principal pharmaceutical distribution businesses. Accordingly, certain ratios in the table have also been shown excluding PharMerica in order to present a more meaningful comparison with historical results.

	Three Months Ended June 30,			Nine Months Ended June 30,

Dollars in millions	2000	1999	% Change	2000	1999	% Change

Revenues excluding bulk
shipments	$4,805.4	$4,148.2	16%	$13,888.2	$11,920.3	17%
Bulk shipments	993.0	1,061.1	(6)	3,109.0	2,839.0	10

Total net sales and other
revenues	$5,798.4	$5,209.3	11%	$16,997.3	$14,759.3	15%

Gross profit	$319.3	$269.3	19%	$934.5	$632.6	48%
Operating expenses	245.6	186.1	32	717.1	421.4	70

Operating earnings from
continuing operations	$73.7	$83.2	(11)%	$217.4	$211.2	3%

Percentage of revenues excluding bulk shipments:

Gross profit	6.64%	6.49%		6.73%	5.31%
Operating expenses	5.11%	4.48%		5.16%	3.54%
Operating earnings	1.53%	2.01%		1.57%	1.77%

Percentage of revenues excluding bulk shipments, excluding PharMerica:

Gross profit	4.35%	4.83%		4.33%	4.73%
Operating expenses	2.73%	2.97%		2.82%	3.01%
Operating earnings	1.62%	1.86%		1.51%	1.72%

                         Revenues excluding bulk shipments increased 16% and 17% during the three and nine months of fiscal 2000. Of this increase, 15% and 13%, respectively, represented internal growth while 1% and 4%, respectively, represented the effect of acquired entities.

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

                         Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 4.35% and 4.83% for the three months ended June 30, 2000 and 1999, respectively, and 4.33% and 4.73% for the respective nine-month periods, excluding the effect of PharMerica. Substantially all of the 48 basis point decline in the three months and the 40 basis point decline during the nine months reflects lower margins in the Pharmaceutical Distribution segment. Such margins declined mainly due to intense price competition within BBDC's industry, as well as to a change in BBDC's sales mix, with a greater proportion of revenues coming from high-volume, low-margin customers. In addition, BBDC's gross margins were impacted as the Company did not fully participate in seasonal investment buying activity during the winter months of fiscal 2000 due to limited availability of funds preceding the refinancing of the Company's revolving credit facility (see Note 7). ASD's gross margins decreased in both the three and nine months in comparison with strong fiscal 1999 periods, during which ASD benefited from favorable conditions in the plasma and flu vaccine markets.

                         In all of the Company's wholesale distribution businesses, it is customary to pass on manufacturers' price increases to customers. Investment buying enables distributors such as the Company to benefit by purchasing goods in advance of anticipated manufacturers' price increases. Consequently, the rate or frequency of future price increases by manufacturers, or the lack thereof, and the Company's ability to take advantage of investment buying opportunities, influences the profitability of the Company .

                         Management anticipates further downward pressure on gross margins in the distribution businesses during the fourth quarter of fiscal 2000 because of continued price competition and the impact of higher sales growth rates with some of its highest-volume, lowest-margin customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products and services and continued reduction of operating expenses as a percentage of revenues. However, no assurance can be given that such improved sales mix or expense reduction can be achieved since many of the factors that impact such results (e.g. the effect of group purchasing agreements, competitive inroads, market conditions, etc.) are outside the Company's control. Similarly, no assurance can be given that the Company will be able to offset such downward pressure through investment buying.

                         Operating expenses include distribution, selling, general and administrative expenses ("DSG&A"). Excluding PharMerica, operating expenses as a percentage of revenues excluding bulk shipments were 2.73% and 2.97% for the three months ended June 30, 2000 and 1999, respectively, and 2.82% and 3.01% for the nine-month periods, respectively. These reductions were primarily attributable to continued operating efficiencies and the spreading of costs over a larger revenue base. The Company's distribution infrastructure has been able to process increasing volume without a proportionate increase in operating expenses. Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the operating expense ratio because these customers are generally less costly to service.

Segment Information

                         Following is a summary of revenues and operating earnings for the Company's segments:

Dollars in millions

Revenues Excluding	Three Months		Growth	Nine Months			Growth
Bulk Shipments	Ended June 30,		Rate	Ended June 30,			Rate

	2000	1999		2000	1999

Pharmaceutical Distribution	$4,651.6	$4,053.4	15%	$13,431.4	$11,816.9		14%
PharMerica	320.9	188.2	-	950.4	188.2		-
Other Businesses	7.0	5.9	18	20.0	17.9		12
Corporate	-	.3	-	.6	.6		-
Intersegment Eliminations	(174.1)	(99.6)	-	(514.1)	(103.3)		-

Total	$4,805.4	$4,148.2	16%	$13,888.3	$11,920.3		17%

Operating Earnings (Loss),	Three Months		Growth	Nine Months			Growth
LIFO Basis	Ended June 30,		Rate	Ended June 30,			Rate

	2000	1999		2000	1999

Pharmaceutical Distribution	$92.1	$89.4	3%	$255.9	$250.9		2%
PharMerica	(1.7)	7.7	-	14.6	7.7		-
Other Businesses	(1.5)	(1.4)	(9)	(4.6)	(3.8)		(21)
Corporate	(15.2)	(12.5)	(22)	(48.5)	(43.6)		(11)

Total	$73.7	$83.2	(11)%	$217.4	$211.2		3%

Operating earnings (loss) as
a percentage of revenues
excluding bulk shipments:
Pharmaceutical Distribution	1.98%	2.21%		1.91%	2.12	%
PharMerica	(0.52)%	4.07%		1.53%	4.07	%
Other Businesses	(21.37)%	(23.07)%		(22.86)%	(21.16)%
Total	1.53%	2.01%		1.57%	1.77	%

Pharmaceutical Distribution.

                         Revenues increased 15% and 14% in the three and nine months ended June 30, 2000, respectively, substantially all of which represented internal growth. BBDC's revenues increased 15% and 13% for the three and nine-month periods, respectively, reflecting increased volume across all geographic regions and in both the retail and health systems customer categories. ASD's revenues increased 14% and 19% for the three and nine-month periods, respectively, principally representing continued strong growth in its oncology business. These increases were comprised of higher shipments to existing BBDC and ASD customers as well as shipments to new customers. National industry economic conditions were also favorable, with increases in prescription drug usage and higher pharmaceutical prices contributing to this segment's revenue growth.

                         Operating earnings increased 3% and 2% for the three and nine months ended June 30, 2000, respectively. As a percentage of revenues, operating earnings were 1.98% and 2.21% for the third quarter of fiscal 2000 and 1999, respectively, and 1.91% and 2.12% for the respective nine-month periods. The 23 and 21 basis point reductions, respectively, in the operating earnings ratios are due to lower gross margins, partially offset by BBDC's operating expense efficiencies (see "Operating Earnings" section above).

PharMerica.

                         PharMerica's revenues increased 13% and 10%, respectively, in comparison with the quarter and nine months ended June 30, 1999 (including the months prior to the Company's acquisition of PharMerica). These increases are primarily attributable to the growth in the number of long-term care beds served, increased use of new medications and treatment modalities, and growth in mail order shipments.

                         However, PharMerica reported an operating loss of $1.7 million in the third quarter of fiscal year 2000, principally due to a higher bad debt provision, as its customers have continued to feel the adverse effects of PPS (see below). As part of its plan to address the bad debt situation, PharMerica's management has implemented new credit policies and guidelines, which have improved the quality of receivables on new revenues. These initiatives have resulted in an improvement in cash collected, a reduction in accounts receivable balances over 120 days old, and a four-day reduction in Days Sales Outstanding.

                         PharMerica's operations have been adversely affected by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the Prospective Payment System ("PPS"). A negative consequence of these trends has been bankruptcy reorganization filings by several long-term care providers, including the filing by a significant customer of PharMerica (see below). The adverse effects of PPS included (1) lower occupancy by Medicare-funded patients at nursing facilities serviced by PharMerica, (2) significantly diminished acuity levels among residents of these facilities, which reduced the overall utilization of drugs, and (3) increased customer pricing pressure, thereby reducing PharMerica's gross margins. While the Company did see further stabilization of these trends in the first nine months of fiscal 2000, management expects that they will continue to affect PharMerica in the fourth quarter of fiscal 2000. PharMerica sees some indications that Medicare admissions to its customers' facilities may be increasing. Certain customers are also identifying new opportunities to expand their ability to service different acuity levels and the number of patient categories admitted to their facilities. Additional reimbursement that may be available as a result of recent legislative action may improve the number of high acuity admissions.

                         As disclosed in the Company's Form 10-Q for the quarter ended December 31, 1999, a significant customer of PharMerica filed for Chapter 11 bankruptcy protection on February 2, 2000. The customer has not yet filed their plan of reorganization with the bankruptcy court. The Company has reviewed the relevant facts and circumstances available at this early stage and has provided an estimated reserve in the allowance for doubtful accounts for the portion of the receivable which management believes will ultimately be uncollectible from this customer. As the bankruptcy proceedings progress, management will continually monitor the adequacy of the reserve and make any adjustments, if necessary.

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

Other Businesses.

                         Revenues increased 18% and 12% in the three and nine months ended June 30, 2000, respectively, principally related to higher outsourcing and consulting fees earned by ICS and The Lash Group, Inc. Operating earnings decreased 9% and 21% in the three and nine-month periods of fiscal 2000, primarily reflecting higher expenses incurred by Choice Medical, Inc. in connection with the launch of a new software product.

Corporate.

                         Corporate expenses increased $2.7 million, or 22%, in the third quarter of fiscal 2000, and increased $4.9 million, or 11%, in the nine-month period. These increases primarily reflect the incremental costs of operating the Company's expanded businesses. In addition, corporate expenses in the third quarter of fiscal 1999 were reduced by the recovery under an indemnity agreement of previously-incurred legal fees.

Interest Expense and Distributions on Preferred Securities

                         The Company's financing expenses are comprised of two line items on the statements of consolidated earnings:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

Dollars in millions	2000	1999	2000	1999

Net interest expense (pre-tax)	$32.0	$17.9	$80.6	$37.4

Distributions on preferred securities of
subsidiary Trust (before tax benefit of
$2.3, $0.9, $7.0 and $0.9,
respectively)	5.8	2.2	17.6	2.2

Total financing expenses	$37.8	$20.1	$98.2	$39.6

                         Total financing expenses increased $17.7 million and $58.6 million, respectively, or 88% and 148%, respectively, over the three and nine-month periods of the prior year. These increases were primarily due to higher borrowings under the Company's Senior Credit Agreement, Credit Facility, Credit Agreement, Commercial Paper Agreements, debt assumed in connection with the fiscal 1999 acquisitions, and the issuance of the Preferred Securities. In addition, the Company has incurred higher interest rates on its borrowings due to both (a) increases in the prime lending rate; and (b) downgrading of the Company's credit ratings.

                         In both the three and nine-month periods of fiscal 2000, a significant portion of the higher borrowings was related to the assumption of the debt of entities acquired in fiscal 1999 and the financing of a portion of the purchase price of certain of those entities.

Taxes on Income

                         Taxes on income, excluding the tax benefit on distributions of the Company's Preferred Securities, were 44.3% and 42.9% of pre-tax earnings in the three-month periods ended June 30, 2000 and 1999, respectively, and 45.3% and 41.3% of pre-tax earnings in the respective nine-month periods. The 1.4% and 4.0% increases in the effective rates in the third quarter and nine months of fiscal 2000, respectively, primarily reflect the nondeductible goodwill amortization associated with the PharMerica and Blanco acquisitions. The Company's total goodwill amortization from continuing operations in the first nine months of fiscal 2000 was $23.8 million (of which approximately $16.1 million was non-deductible) and its goodwill amortization from continuing operations in the first nine months of fiscal 1999 was $9.8 million (of which approximately $7.5 million was non-deductible).

Earnings per Share

                         Earnings per share fluctuations result primarily from changes in the Company's net earnings from continuing operations. However, during the third quarter and first nine months of fiscal 2000, diluted earnings per share from continuing operations were also impacted by increases of 6% and 18%, respectively, in the weighted average number of common shares outstanding, from 127.0 million shares to 134.5 million shares in the third quarter of fiscal 2000, and from 113.9 million shares to 134.5 million shares in the current nine-month period. The increases were primarily related to the issuance of 24.7 million shares in connection with the acquisition of PharMerica in April 1999 and the issuance of 5.7 million shares in connection with the acquisition of Stadtlander in January 1999. There were 134.7 million shares of the Company's common stock outstanding at June 30, 2000.

DISCONTINUED OPERATIONS

                         On June 26, 2000, the Company announced that it had entered into a definitive agreement to sell the stock of BBMC to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., for approximately $181 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments. The required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 28, 2000. If all other regulatory approvals and various closing conditions are satisfied in a timely manner, the transaction is expected to close in August 2000. The net proceeds from this divestiture will be used to pay down the $200 million interim term loan maturing in October 2001 (See Note 7).

                         On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander to ProCare Pharmacy, Inc., a subsidiary of CVS Corporation, for approximately $124 million in cash. The transaction is structured as a sale of assets and is expected to be completed in early September 2000. The corrections division of Stadtlander, that portion of the business that provides pharmaceuticals to prison inmate populations, is not included in the sale, but management is seeking potential buyers. The net proceeds from the specialty pharmacy divestiture, the net proceeds from the future sale of Stadtlander's corrections business, and expected tax benefits to be realized from the Stadtlander divestitures are expected to be used to further reduce debt and invest in the continuing operations of the Company.

                         The Company has reclassified both BBMC (formerly included in the Other Businesses segment) and the Stadtlander business segment as discontinued operations in the accompanying Consolidated Financial Statements.

                         A summary of the Company's results relating to discontinued operations is set forth in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,

Dollars in millions	2000	1999	2000	1999

Loss from discontinued operations	$(8.2)	$(3.2)	$(20.9)	$(1.5)
Loss on dispositions	(251.0)	-	(251.0)	-

Total	$(259.2)	$(3.2)	$(271.9)	$(1.5)

Loss from Discontinued Operations

                         Net losses from operations increased by $5.0 million and $19.4 million, respectively, for the quarter and nine-months ended June 30, 2000 in comparison with the comparable fiscal 1999 periods. These increases are principally related to higher losses at Stadtlander, which has continued to experience unprofitable operations in fiscal 2000 due to low gross margins, high bad debt provisions and the costs associated with a restructuring plan. BBMC reported lower operating income primarily due to lower buyside gross margin. Allocated interest was higher due to higher interest rates.

Loss on Dispositions

                         The Company recognized a loss on the dispositions of BBMC and Stadtlander of approximately $251 million, net of income tax benefits of approximately $132 million, in the three months ended June 30, 2000. Substantially all of the loss is related to the non-cash write-off of goodwill. Also included in the loss from dispositions are estimated operating losses including interest expense allocations from July 1, 2000 through the anticipated transaction closing dates. See Note 2 for further information.

LIQUIDITY AND CAPITAL RESOURCES

                         Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year.

	June 30, 2000	September 30, 1999

Debt, net of cash	41%	43%
Equity, including the Preferred Securities	59%	57%

                         The decrease in the debt percentage is mainly due to a decrease in aggregate borrowings under the Company's bank credit facilities to $755 million at June 30, 2000 from $943 million at September 30, 1999.

                         On April 20, 2000, the Company replaced both its Credit Facility and Credit Agreement with the new $1.5 billion Senior Credit Agreement. The Senior Credit Agreement consists of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001, a $300 million term loan maturing in March 2005 and a $200 million term loan maturing in March 2006. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% over prime, with a weighted average rate of approximately 9.3% at June 30, 2000. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, dividend payments and capital expenditures.

                         On December 17, 1999, the Company entered into the Receivables Securitization Program with a bank in order to provide additional borrowing capacity for the Company. In February 2000, the Receivables Securitization program was amended to increase the funding limit to $350 million. Through the Receivables Securitization Program, BBDC sells, on an ongoing basis, certain of its accounts receivable to Blue Hill, a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to financial institutions. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of June 30, 2000, the Company had received net proceeds of $329 million from the sale of such receivables under the Receivables Securitization Program, and this amount is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheet.

                         On May 26, 1999, the Company's Trust issued 12,000,000 shares of its Preferred Securities at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's Subordinated Notes due June 30, 2039. The Subordinated Notes represent the sole assets of the Trust and bear interest at the rate of 7.80% per annum, payable quarterly, and are redeemable at the option of the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are guaranteed by the Company.

                         The Company's 1996 Registration Statement, which became effective on March 27, 1996, allows the Company to sell senior and subordinated debt or equity securities to the public from time to time up to an aggregate maximum principal amount of $400 million.

                         See Notes 6, 7 and 8 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Receivable Securitization Program, The Senior Credit Agreement, Credit Agreement, the Credit Facility, the Preferred Securities and the 1996 Registration Statement.

                         On May 9, 2000, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock that was paid on June 5, 2000 to shareowners of record on May 15, 2000. Quarterly cash dividends of $.075 per share on the Company's Common Stock were paid on December 1, 1999 and March 5, 2000 and recorded in the first and second quarters of fiscal 2000, respectively.

                         On August 10, 2000, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock, payable September 5, 2000 to shareowners of record on August 21, 2000. This cash dividend will be recorded in the fourth quarter of fiscal 2000.

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

                         The Company's cash flows during the first nine months of fiscal 2000 and 1999 are summarized in the following table:

	Nine Months Ended
	June 30,

Dollars in millions	2000	1999

Earnings from continuing operations, excluding
non-cash charges	$195.9	$156.4
Increases in operating assets and liabilities	(88.3)	(247.9)

Cash flows from operating activities	107.6	(91.5)
Acquisition of businesses, less cash acquired	-	(46.2)
Property acquisitions	(61.1)	(21.1)
Net proceeds from sale of accounts receivable	329.0	-
Net proceeds from (repayment of) debt and other obligations	(236.2)	553.2
Cash dividends on Common Stock	(21.5)	(26.0)
Distribution on preferred securities	(17.6)	(2.2)
Discontinued operations	(17.5)	(339.8)
Other - net	(7.6)	7.9

Net increase in cash and cash equivalents	$75.1	$34.3

                         For the nine months ended June 30, 2000, the Company generated $107.6 million of positive cash flows from operations, compared with $91.5 million of negative cash flows from operations in the comparable fiscal 1999 period. This improvement was primarily attributable to a lower increase in working capital requirements in fiscal 2000.

                         During fiscal 2000, the Company has paid down its outstanding debt, principally with the proceeds of the Asset Securitization program. During fiscal 1999, the Company increased its borrowings from debt and trust preferred securities, principally to finance acquisitions. The $339.8 million cash outflow from discontinued operations in fiscal 1999 is primarily comprised of the cash portion of the Stadtlander purchase price and the payoff of Stadtlander's pre-acquisition bank debt.

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

                         Property acquisitions relate principally to the purchase of warehouse, pharmacy and data processing equipment, and to the purchase of the Company's previously-leased Corporate headquarters building in October 1999.

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

                         Each of the aforementioned acquisitions was accounted for as a purchase for financial reporting purposes. The Company is in disagreement with the seller and the seller's independent auditors regarding the valuation of the net assets of Stadtlander. Notwithstanding the pending sale of the specialty assets of Stadtlander (see Note 2), the Company will not assign to the purchaser of the assets its claims against the seller. See Part II, Item 1 entitled "Legal Proceedings."

NEW ACCOUNTING PRONOUNCEMENT

                         In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statement." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB 101 in the first quarter of fiscal year 2001. The Company is in the process of evaluating the effect, if any, that the adoption of SAB 101 will have on its consolidated results of operations and financial position.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

                         The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At June 30, 2000, the Company's debt consisted of approximately $589.4 million of fixed-rate debt with a weighted average interest rate of 7.86% and $754.5 million of variable-rate debt (consisting principally of borrowings under the bank Senior Credit Agreement) with a weighted average interest rate of 9.26%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements. If interest rates on the Senior Credit Agreement were to increase by 93 basis points (one-tenth of the rate at June 30, 2000), the impact on pre-tax earnings from continuing operations during the Company's third quarter of fiscal 2000 would be approximately $1.0 million (after allocation to discontinued operations).

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

PART II. OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS

                         There have been no new material matters in the legal proceedings as previously reported in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 15, 2000 except as otherwise might be set forth below.

Section 1.

State and Opt-Out Antitrust Actions

                         1.1      As previously reported, between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a Consolidated Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions.

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

                         1.2      As previously reported, on May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029 ("Alabama Complaint"). The Alabama Complaint alleges on behalf of a class of Alabama retail pharmacies and a class of Alabama consumers that the defendants conspired to discriminatorily fix prices to plaintiffs at artificially high levels. The Alabama Complaint seeks injunctive relief and treble damages. On June 25, 1999, the Alabama Supreme Court held that plaintiffs' claims are not valid under the Alabama antitrust statute. On November 29, 1999 the trial court dismissed the entire action in accordance with the mandate of the Alabama Supreme Court. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. The various state actions have not yet been set for trial.

                         1.3      On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to $1.0 million; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses up to $9.0 million total (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers the Federal court litigation, previously resolved via a grant of a directed verdict in favor of the Company and 30 other pharmaceutical industry-related companies, as well as the cases which have been filed in various state courts. In 1996, the class plaintiffs filed a motion for approval of a settlement with 12 of the manufacturer defendants, which would result in dismissal of claims against those manufacturers and a reduction of the potential claims against the remaining defendants, including those against the Company. The Court granted approval for the settlement. In 1998, an additional four of the manufacturer defendants settled. The effect of the settlements on the sharing agreement is that the Company's maximum potential loss would be $1.0 million, regardless of the outcome of the lawsuits, plus possible legal fee expenses in excess of the Company's proportionate share of the $9.0 million reimbursement of such fees or any additional amounts to be paid by the manufacturer defendants.

                         1.4      In addition to the above-mentioned state court actions in Sections 1.1 and 1.2, the Company and other wholesale defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases. After a successful motion by the Company and other wholesalers, the damage period in these cases has been limited to October 1993 to the present. These lawsuits are also covered by the sharing agreement described above. The parties are currently engaged in expert discovery, which will be followed by motions for summary judgment by the wholesaler defendants. Plaintiffs in these suits have requested remand to various federal courts nationwide for purposes of trial. No remand order has been issued and no trial dates have been set. On July 17, 2000, the wholesaler defendants filed a motion for summary judgment. Plaintiffs have not yet responded.

PharMerica Securities Litigation

                         1.5      As previously reported, in November 1998 and February 1999, two putative securities class actions were filed against PharMerica and certain individuals in the United States District Court for the Middle District of Florida. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaints seek monetary damages but do not specify an amount. In general, the complaints allege that the defendants made material omissions by withholding from the market information related to the costs associated with certain acquisitions. The complaints allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. A Consolidated Amended Complaint has been filed, and PharMerica and other defendants intend to move to dismiss.

PharMerica OIG Investigation

                         1.6      As previously reported, prior to the acquisition of PharMerica by the Company, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare Audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to particular nursing homes in 1997 and 1998. PharMerica cooperated with the audit and complied with the request. PharMerica has learned that HHS auditors allege that during the 1997-98 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. The government has been made aware that PharMerica did not bill the Medicare program for the goods and services it sold to nursing homes. On or about June 1, 2000, the government filed a lawsuit against one former chain of thirteen Texas nursing homes, Sensitive Care, in which the government alleges that Sensitive Care filed false claims for Medicare reimbursement. The government has not quantified the extent of any damages it allegedly suffered. Sensitive Care has filed for bankruptcy in the Northern District of Texas, thus, the government's complaint against Sensitive Care has also been filed there, as a creditor's claim. In its Answer to the government's lawsuit, Sensitive Care has denied liability, but has further alleged that PharMerica is liable for any false claim liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contract(s) between PharMerica and the nursing homes Sensitive Care formerly operated. In August of 2000, PharMerica expects to be served with a copy of Sensitive Care's third-party complaint seeking indemnification. PharMerica intends to defend vigorously against the imposition of any liability against it for fraudulent billings that an independent third-party organization, like Sensitive Care, may have submitted to the government.

OIG Investigation of Stadtlander

                         1.7      As previously reported, a United States federal investigation of Stadtlander with respect to possible violations of the Medicare and Medicaid provisions of the Social Security Act is being conducted ("OIG Investigation"). The commencement of the investigation predated the ownership of Stadtlander by Counsel Corporation, the entity that sold Stadtlander to the Company. More specifically, the Office of Inspector General ("OIG") is investigating whether Stadtlander properly issued credits or refunds to the Medicare and/or Medicaid programs in cases where such credits or refunds may have been due. The Company has been advised that while owned by Counsel Corporation, Stadtlander cooperated fully with the authorities investigating this matter, and the Company continues to do so. As recently announced, the Company entered into an Asset Purchase Agreement ("Stadtlander Sale Agreement") with ProCare Pharmacy, Inc. and certain of its designated affiliates to sell substantially all of the assets and business operations of Stadtlander (except for the Corrections Division). Notwithstanding the anticipated completion of the sale of such assets and business operations, according to the terms of the Agreement, the Company continues to remain responsible for any and all fees, costs and expenses and any resulting liability arising from matters such as the OIG Investigation.

                         1.8      Although the amount of liability at June 30, 2000 with respect to the referenced proceedings in Section 1 above cannot be ascertained, in the opinion of the management, any resulting liability will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Section 2.

Bergen Brunswig Corporation vs. Counsel Corp.

                         2.1      As previously reported, on October 14, 1999, the Company and certain of its subsidiaries commenced an action in the Los Angeles County Superior Court of the State of California against Counsel Corporation, Stadt Holdings, Inc., and certain of their officers and directors (the "Counsel defendants") in connection with the Company's acquisition of Stadtlander Drug Co., Inc. and its subsidiaries ("Stadtlander") on January 21, 1999. In the Counsel action, the Company alleges that the Counsel defendants devised and perpetrated a joint venture scheme with the common purpose of selling Stadtlander at a grossly inflated price. The Company contends that, by means of fraudulent adjusting journal entries and related misrepresentations and omissions, the Counsel defendants provided inaccurate financial statements and other false and misleading information to the Company in order to fraudulently induce it to consummate the Stadtlander acquisition for an excessive sales price.

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

                         Certain of the defendants made a motion to compel arbitration of the Company's claims against them, which the Court denied in January 2000. The same defendants then made a renewed motion to compel arbitration, which the Court was tentatively inclined to deny on April 28, 2000. On June 6, 2000, the Counsel defendants withdrew their arbitration request. Apart from the Counsel defendants' arbitration motion, no other motions have been filed or served by any party to date. No discovery has been commenced by any party to date. The parties are negotiating a proposed case management order to govern pleading, law and motion, and discovery issues in the case. No trial date has been set yet. The Company filed an amended complaint on July 28, 2000, wherein it provided additional details concerning the accounting irregularities committed by the Counsel defendants in connection with the sale of Stadtlander to the Company.

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

                         Additionally, it is not feasible at this time to estimate the impact of this litigation on the Company in light of the Company's recent announcement to sell certain Stadtlander assets and business operations pursuant to the Stadtlander Sale Agreement. The Company does, however, intend to continue to pursue the matter as described above beyond the closing date of such sale. The terms of the Stadtlander Sale Agreement do not require the Company to assign its claims to the purchasers and, accordingly, any costs and damages recovered by the Company will inure to the Company's benefit.

Bergen Securities, Trust and Derivative Actions

                         2.2      As previously reported, following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, and following the Company's disclosures, in its complaint against the Counsel defendants, reported by the press on October 15, 1999, regarding the accounting irregularities involved in the Stadtlander acquisition, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California. By order of the Court, pursuant to the parties' stipulation, the 10 cases have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Bergen securities action").

                         The Bergen securities action is purportedly brought on behalf of a class of the Company's shareholders who purchased or otherwise acquired the Company's common stock from March 16, 1999 through October 14, 1999, and were allegedly damaged thereby. The Bergen securities action asserts, among other things, various similar claims under sections 11, 12 and 15 of the Securities Act 1933, and under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Bergen securities action alleges that the Company and certain of its officers and directors made material omissions and misrepresentations in their PharMerica Proxy Statement/Prospectus, and in other public statements prior to October 14, 1999, by failing to disclose sooner certain accounting irregularities the Company uncovered at Stadtlander after its acquisition, and by allegedly failing to disclose sooner that the reserves for uncollectible accounts receivable at PharMerica were allegedly understated by approximately $35 million.

                         On or about April 25, 2000, plaintiffs filed and served a consolidated amended complaint in the Bergen securities action. On June 23, 2000, the Company filed and served a motion to dismiss plaintiffs' consolidated amended complaint in the Bergen securities action. Pursuant to stipulation among the parties, subject to order by the Court, plaintiffs' response to the Company's motion to dismiss the action was filed on or before August 3, 2000. The hearing currently is scheduled to take place on August 28, 2000.

                         In addition to the Bergen securities action, two separate lawsuits alleging violations of certain federal securities laws were commenced in federal court in California, and another lawsuit was commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks.

                         By order of the Court, pursuant to the parties' stipulation, the Trust securities cases also have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Trust securities action"), and have been coordinated with the Bergen securities action as related cases for pre-trial purposes. The Trust securities action purportedly is brought on behalf of a class of persons who purchased shares of the Trust's Preferred Securities pursuant to the May 26, 1999 offering of such securities, including, in two of the cases, persons who thereafter acquired any such Preferred Securities on the open market prior to October 14, 1999.

                         The Trust securities action asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, as well as claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Trust securities action contend that the Trust and the Company failed to fulfill a purported duty to disclose in the Company's 1999 Registration Statement, and in related offering materials with respect to the issuance of the Trust's Preferred Securities, that the financial data provided by the Company was supposedly unreliable because Stadtlander was suffering from accounting irregularities as a result of the fraud of the Counsel defendants. The complaint also alleges that the Company should have disclosed PharMerica's problems arising from uncollectible accounts receivable sooner than it did.

                         On or about June 8, 2000, Plaintiffs filed and served a consolidated amended complaint in the Trust securities action. Pursuant to stipulation among the parties, subject to approval by the Court, the Company's motion to dismiss the Trust securities action is due to be filed and served on or before August 1, 2000. Plaintiff's opposition papers are due on or before September 15, 2000. The Company's reply papers are due on or before October 2, 2000. The hearing on the motion will take place on or after October 9, 2000, subject to further stipulation or order by the Court.

                         The Plaintiffs in the Bergen securities action and the Trust securities action seek damages in an unspecified amount, and/or rescission, as well as pre-judgment and post-judgment interest, costs and attorneys' fees. Pursuant to court order, "lead plaintiffs" and "lead counsel" have been appointed in the Bergen securities action and the Trust securities action under the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Except as set forth above, no motions are currently pending in any of the actions. No discovery has been commenced by any party to date in any of the actions, except for two third-party subpoenas issued to preserve evidence pending resolution of the pleadings. No status conferences are currently set in any of the actions. No trial dates have been set in any of the actions.

                         On March 15, 2000, the Company accepted service of a purported shareholder derivative action pending in the Orange County Superior Court (the "Bergen derivative action"). The Bergen derivative action asserts several purported state law causes of action against the directors and certain senior officers of the Company (the "individual defendants"), and also against the Company (as a nominal defendant), alleging, in general terms, various alleged fiduciary breaches and related claims arising from the alleged failure of the individual defendants to conduct adequate due diligence before proceeding with the Stadtlander acquisition and causing Bergen to allegedly violate federal securities laws, as alleged in the Bergen securities action and Trust securities action.

                         On Thursday, April 13, 2000, the Company and the individual defendants removed the Bergen derivative action to federal court, on the ground that the purported state law causes of action asserted in the complaint all derive from, and depend upon the resolution of, substantial questions of federal securities law. The Company and the individual defendants have requested that that the derivative complaint be consolidated and/or coordinated with the Bergen securities action and the Trust securities action. To that end, the Bergen derivative action has been assigned to the same Court in which the Bergen securities action and the Trust securities action are pending.

                         The Company has filed and served a motion to dismiss the complaint in the Bergen derivative action. The plaintiff has filed an opposition to that motion, to which the Company has replied. The plaintiff also has filed and served a motion to remand the Bergen derivative action to the Orange County Superior Court. The Company has opposed plaintiff's motion to remand, to which plaintiff has replied. The Court issued an Order dated August 2, 2000, denying the plaintiff's motion to remand and taking under submission the Company's motion to dismiss.

                         The Company intends to vigorously defend against the claims asserted in the various purported shareholder class action lawsuits and the Bergen derivative action. However, due to the incipient stage of the litigation, its ongoing status, and the necessary uncertainties involved in all litigation, the Company does not believe it is feasible at this time to assess the likely outcome of the foregoing litigation, the timing of its resolution, or its ultimate impact, if any, on the Company's financial condition, results of operations and cash flows.

                         2.3      The proceedings referenced in Section 2 are in their early stages and discovery has not been completed. The Company does not believe it is currently feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss, if any, with respect to these proceedings.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10(a)

Stock Purchase Agreement dated as of June 23, 2000, by and among Bergen Brunswig Medical Corporation, Ransdell Surgical, Inc., Durr Fillauer Medical Inc., Bergen Brunswig Corporation, Allegiance Corporation and Cardinal Health Inc.

10(b)

Asset Purchase Agreement dated as of July 3, 2000, by and among ProCare Pharmacy, Inc., Stadtlander Operating Company, L.L.C., Stadtlander Licensing Company, LLC, Stadtlander Drug of California, LP, Stadtlander Drug of Hawaii, LP and Bergen Brunswig Corporation.

	27	Financial Data Schedule for the nine months ended June 30, 2000.

	*99	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

	*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

(b)	REPORTS ON FORM 8-K:

There were no reports filed on Form 8-K during the three months ended June 30, 2000.

[	COVER	]	||	[	TABLE OF CONTENTS	]

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERGEN BRUNSWIG CORPORATION

By	/s/ Robert E. Martini

Robert E. Martini Chairman of the Board and Chief Executive Officer

By	/s/ Neil F. Dimick

Neil F. Dimick Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 11, 2000

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

INDEX TO EXHIBITS

EXHIBIT NUMBER		PAGE NUMBER

10(a)	Stock Purchase Agreement dated as of June 23, 2000, by and among Bergen Brunswig Medical Corporation, Ransdell Surgical, Inc., Durr Fillauer Medical Inc., Bergen Brunswig Corporation, Allegiance Corporation and Cardinal Health Inc.	41

10(b)	Asset Purchase Agreement dated as of July 3, 2000, by and among ProCare Pharmacy, Inc., Stadtlander Operating Company, L.L.C., Stadtlander Licensing Company, LLC, Stadtlander Drug of California, LP, Stadtlander Drug of Hawaii, LP and Bergen Brunswig Corporation.	102

27	Financial Data Schedule for the nine months ended June 30, 2000.	164

99*	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.