Form 10-K
period 2000-09-30
BERGEN BRUNSWIG CORP
filed 2000-12-29
CIK 11454

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[	X	]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 4 No__

At November 30, 2000, 134,932,834 shares of Class A Common Stock were outstanding. The aggregate market value of the Class A Common Stock held by nonaffiliates of the registrant on November 30, 2000 was $1,950,823,860.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Within 120 days after September 30, 2000, the Company will either file a definitive proxy statement for its 2001 annual meeting of shareowners which will be incorporated by reference in Part III of this Annual Report on Form 10-K or will file an amendment to this Annual Report to provide the information called for by such Part III.

[	COVER	]

[	COVER	]	||	[	TABLE OF CONTENTS	]

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART I
ITEM 1.	BUSINESS

	A.	General Development of Business

                                   Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") is a diversified drug and health care distribution organization. The Company is one of the nation's largest wholesalers of pharmaceuticals and specialty healthcare products to the managed care and retail pharmacy markets, and also distributes pharmaceuticals to long-term care and workers' compensation patients. The Company provides product distribution, logistics, pharmacy management programs, consulting services, and Internet fulfillment services designed to reduce costs and improve patient outcomes.

                                   The Company has acquired a number of businesses during the past three fiscal years. Following is a summary of such acquisitions, which are more fully described under the caption "Business Acquisitions" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report:

Acquisition Date	Acquired Entity	Segment

April 1999	PharMerica, Inc.	PharMerica
February 1999	J.M. Blanco, Inc.	Pharmaceutical Distribution
January 1999	Stadtlander Operating Company, LLC	Discontinued Operations
December 1998	Medical Initiatives, Inc.	Pharmaceutical Distribution
September 1998	Ransdell Surgical, Inc.	Discontinued Operations
September 1998	Choice Systems, Inc.	Other Businesses
August 1998	The Lash Group, Inc.	Pharmaceutical Distribution
May 1998	Pacific Criticare, Inc.	Discontinued Operations
January 1998	Besse Medical Services, Inc.	Pharmaceutical Distribution

                                   The Company recently sold two significant businesses, as shown in the table below. Such dispositions are more fully described under the caption "Discontinued Operations" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report.

Disposition Date	Entity Sold

September 2000	Stadtlander Operating Company, LLC ("Stadtlander")
August 2000	Bergen Brunswig Medical Corporation, Ransdell Surgical, Inc. and Pacific Criticare, Inc. (collectively, "BBMC").

                                   In the fourth quarter of fiscal 2000, the Company recorded special items which in aggregate reduced pre-tax earnings by $598.0 million and net earnings by $561.3 million. The most significant special item was a $505.3 million non-cash charge to provide for the impairment of the goodwill of PharMerica, Inc.("PharMerica"). In addition, there was an aggregate $66.7 million provision for doubtful receivables relating to two customers in the long-term care industry. The other $26.0 million of special items was comprised of charges for the restructuring of Pharmaceutical Distribution operations, the abandonment of capitalized software, officer severance, and impairment of an investment. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion and Note 13 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report.

B.	Narrative Description of Business

                                   The Company is organized based upon the products and services it provides to its customers. The Company's operating businesses have been aggregated into three reportable segments: Pharmaceutical Distribution, PharMerica, and Other Businesses. See Note 15 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report.

Pharmaceutical Distribution

                                   The Pharmaceutical Distribution segment includes Bergen Brunswig Drug Company ("BBDC") and ASD Specialty Healthcare, Inc. ("ASD") (formerly known as Bergen Brunswig Specialty Company), which is comprised of the pharmaceutical alternate site distribution business, Integrated Commercialization Solutions ("ICS") and The Lash Group ("Lash").

                                   BBDC is one of the largest national distributors of products sold or used by institutional (hospital) and retail pharmacies. BBDC distributes a full line of products, including pharmaceuticals, proprietary medicines, cosmetics, toiletries, personal health products, sundries, and home healthcare supplies and equipment from 31 locations in 20 states and the Commonweath of Puerto Rico. These products are sold to hospital pharmacies, managed care facilities, health maintenance organizations ("HMOs"), independent retail pharmacies, pharmacy chains, supermarkets, food-drug combination stores and other retailers located in all 50 states, the District of Columbia, Puerto Rico and the Territory of Guam.

                                   BBDC has been an innovator in the development and utilization of computer-based retail order entry systems and of electronic data interchange ("EDI") systems including computer-to-computer ordering systems with suppliers. During fiscal 2000, substantially all of BBDC's customer orders were received via electronic order entry systems. These systems, combined with daily delivery, are designed to improve customers' cash and inventory management, and profitability, by freeing them from the burden of maintaining large inventories. Although these systems require capital expenditures by the Company, benefits from these systems to BBDC are realized through increased productivity. BBDC is expanding its electronic interface with its suppliers and now electronically processes a substantial portion of its purchase orders, invoices and payments. BBDC has eight regional distribution centers ("RDCs") among its locations. RDCs help improve customer service levels because a wider product selection is more readily available. These facilities serviced 56% of BBDC's sales volume in fiscal 2000.

                                   In June 2000, BBDC launched iBergen.com, a web-enabled portal offering retail and health systems pharmacy customers a comprehensive platform for catalog and order entry, multi-site reporting, market share reports and other applications. iBergen is designed to maximize the synergies between manufacturer, distributor and healthcare provider to provide pharmacists with access to the products, service and cost control initiatives they need to improve their service and profitability.

                                   During fiscal 1999, BBDC established a website, myGNP.com, to strengthen branding opportunities and provide an Internet presence to its independent retail customers. BBDC operates an Internet fulfillment center for over-the-counter drugs, health and beauty aids, and other non-prescription products in Louisville, Kentucky.

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

                                   BBDC utilizes RightPak, Inc. ("RightPak"), its repackaging facility located in Wisconsin, to repackage certain pharmaceuticals from manufacturers' bulk containers into standard bottle sizes and individual unit-of-use doses in order to meet the dispensing needs of pharmacies and healthcare providers.

                                   BBDC also provides a wide variety of promotional, advertising, merchandising, and marketing assistance to independent community pharmacies. For example, the Good Neighbor PharmacyR  program utilizes circular and media advertising to strengthen the consumer image of the independent pharmacy without sacrificing its local individuality. Other programs for the independent community pharmacy include in-store merchandising programs, private label products, shelf management systems, pharmacy computers and a fully-integrated point-of-sale system marketed under BBDC's trademark of OmniPhaseTM.

                                   Hospital and other institutional accounts are offered a wide variety of inventory management and information services by BBDC to better manage inventory investment and contain costs. The AccuLineTM software program, introduced in June 1995, provides an on-line, real-time, hospital inventory management system in a WindowsTM (a trademark of MicrosoftR  Corporation) environment and features local area network capability.

                                   ASD was established during fiscal 1994 to respond to the rapid growth in the pharmaceutical alternate site business. ASD is a leading supplier of pharmaceuticals and other products and services to physicians in the oncology, plasma, nephrology, vaccine and other specialty healthcare markets and has four principal distribution locations in four states.

                                   ICS provides distribution, accounting, marketing, education and other outsourcing services for pharmaceutical manufacturers. Lash provides consulting and management of reimbursement and patient-assistance programs.

PharMerica

                                   PharMerica is a leading provider of institutional pharmacy services to the elderly, chronically-ill and disabled in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, specialty hospitals, residential living communities and the home. PharMerica also provides mail order pharmacy services to workers' compensation patients and the catastrophically ill. Currently, PharMerica serves approximately 327,000 long-term care patients and 91,000 workers' compensation patients.

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

                                   PharMerica's network of 141 institutional pharmacies covers a geographic area that includes over 85% of the nation's institutional/long-term care beds. Each PharMerica pharmacy typically serves customers within a 150-mile radius.

                                   PharMerica's workers' compensation business provides pharmaceutical claims administration and mail order distribution. PharMerica's services include home delivery of prescription drugs, medical supplies and equipment and an array of computer software solutions to reduce the payor's administrative costs.

Other Businesses

                                   The Other Businesses segment consists solely of Choice Systems, Inc. ("Choice"), which develops and markets inventory management systems and related software for hospitals and other healthcare providers.

Discontinued Operations

                                   BBMC distributed a variety of medical and surgical products to individual hospitals and alternate site healthcare providers through distribution centers located in every region of the United States except the northeast.

                                   Stadtlander provided disease-specific pharmaceutical care to people living with challenging health conditions such as HIV/AIDS, organ transplant, serious mental illness, and infertility. Stadtlander also provided pharmaceutical care to the privatized corrections market.

1.	Competition

                                   BBDC and ASD which represent some of the nation's largest pharmaceutical distributors measured by revenues, face intense competition from other national pharmaceutical distributors, as well as regional and local full-line and short-line distributors, direct selling manufacturers and specialty distributors. The principal competitive factors are service and price. Competition continues to drive down the gross profit markup percentage, thereby lowering distributors' gross profit margins.

                                   The institutional pharmacy market is fragmented and competition varies significantly among local geographic markets. PharMerica's competitors include independent retail pharmacies, retail pharmacy chains, long-term care company-owned captive pharmacies and national institutional pharmacies. Management believes that the competitive factors most important in PharMerica's lines of business are quality and range of service offered, competitive prices, reputation with referral sources, ease of doing business with healthcare providers, and the ability to develop and maintain referral sources. One of PharMerica's present competitors is larger (in terms of gross revenues) than PharMerica. In addition, there are relatively few barriers to entry in PharMerica's local markets. PharMerica's workers' compensation business primarily competes with local retail pharmacies and medical equipment supply companies, and competes primarily on the basis of the effectiveness of its cost containment services.

2.	Employees

                                   As of November 30, 2000, the Company employed approximately 10,300 people. The Company considers its relationship with its employees and the unions representing certain of its employees to be satisfactory.

3.	Government Regulation

                                   Certain pharmaceutical products and medical supplies sold by the Company are subject to federal and state statutes and regulations governing the sale, marketing, packaging and distribution of prescription drugs, including controlled substances, and medical devices. Furthermore, the Company (particularly in its PharMerica operations) and/or its customers are subject to extensive licensing requirements and comprehensive regulation governing various aspects of the healthcare delivery system, including the so called "fraud and abuse" laws. The fraud and abuse laws preclude, among other things, (a) persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare or Medicaid and (b) physicians from making referrals to certain entities with which they have a financial relationship. The fraud and abuse laws and regulations are broad in scope and are subject to frequent modification and varied interpretation. Significant criminal, civil and administrative sanctions may be imposed for violation of these laws and regulations.

                                   As part of various changes made to Medicare, in 1997 the United States Congress established the Prospective Payment System ("PPS") for Medicare patients in skilled nursing facilities under which such facilities are paid a federal daily rate for virtually all covered skilled nursing facility services. Under the PPS, PharMerica's skilled nursing facility customers are no longer able to pass through their costs for certain products and services provided by PharMerica. Instead, PharMerica's customers receive a federal daily rate to cover the costs of all eligible goods and services provided to Medicare patients, which may include certain pharmaceutical and other goods and services provided by PharMerica that were previously reimbursed separately under Medicare. Since the amount of skilled nursing facility Medicare reimbursement is limited by the PPS, facility customers now have an increased incentive to negotiate with PharMerica to minimize the costs of providing goods and services to patients covered under Medicare. PharMerica continues to bill skilled nursing facilities on a negotiated fee schedule. As disclosed in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, and elsewhere, implementation of PPS has had a material adverse effect on the business, financial condition and results of operations of PharMerica.

                                   PharMerica's reimbursement for pharmaceuticals provided under state Medicaid programs are also subject to government regulation. During the fourth quarter of fiscal 2000, PharMerica began to experience the negative impact of two recent regulatory events which reduced reimbursement under state Medicaid programs, and it is expected that such lower reimbursements will continue into future years. The first event was the announcement by approximately 34 states of a significant reduction in Average Wholesale Price (AWP) reimbursement levels for certain intravenous (IV) drugs provided to Medicaid beneficiaries. The second event was the Health Care Financing Administration's ("HCFA") reduction of Federal Upper Limit (FUL) prices, which are used to set the reimbursement levels for numerous pills and tablets dispensed to Medicaid beneficiaries.

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 2.	PROPERTIES

                       Because of the nature of the Company's business, office and warehousing facilities are operated in widely dispersed locations in the United States. Some of the facilities are owned by the Company, but most are leased on a long-term basis. The Company considers its operating properties to be in satisfactory condition and well utilized with adequate capacity for growth.

                       As of November 30, 2000, the Pharmaceutical Distribution segment operations were located in 38 leased and 15 owned locations ranging in size from approximately 1,000 to 220,000 square feet and have a combined area of approximately 3,949,000 square feet. The lease expiration dates of the leased facilities range from fiscal 2001 to fiscal 2008.

                       As of November 30, 2000, the PharMerica segment operations were located in 154 leased locations ranging in size from approximately 1,000 to 89,000 square feet and have a combined area of approximately 1,154,000 square feet. The lease expiration dates of the leased facilities range from fiscal 2001 through fiscal 2009.

                       As of November 30, 2000, the Other Businesses segment operations were located in one leased location comprising approximately 18,000 square feet. The lease expires in fiscal 2004.

                       The Company owns and leases an aggregate of approximately 249,000 square feet of general and executive offices in Orange, California and leases approximately 28,000 square feet of data processing offices in Montgomery, Alabama. The owned facility was purchased in October 1999. The lease expiration dates of the leased facilities range from fiscal 2004 to fiscal 2005.

                       The combined area of the Company's leased and owned facilities was approximately 3,360,000 and 2,038,000 square feet, respectively, as of November 30, 2000.

                       For additional information regarding the Company's lease obligations, see Note 9 of Notes to Consolidated Financial Statements appearing in Part II of this Annual Report.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 3.	LEGAL PROCEEDINGS

                       There have been no new material matters in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 filed with the Securities and Exchange Commission on December 29, 1999 except as otherwise might be set forth below.

Section 1.

1.1         State Antitrust Actions

             1.1.1         As previously reported, between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a Consolidated Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions. The California Complaint alleges that the Company and 35 other pharmaceutical industry-related companies violated California's Cartwright Act, Unfair Practices Act, and the Business and Professions Code unfair competition statute. The California Complaint alleges that defendants jointly and separately engaged in secret rebating, price fixing and price discrimination between plaintiffs and plaintiffs' alleged competitors who sell pharmaceuticals to patients or retail customers. Plaintiffs seek, on behalf of themselves and a class of similarly situated California pharmacies, injunctive relief and treble damages in an amount to be determined at trial. The judge struck the class allegations from the Unfair Practices Act claims, and on June 26, 1995, granted plaintiffs' motion for class certification of the consolidated actions. On September 8, 1995, the court entered an order staying all proceedings in the consolidated actions pending resolution of the federal action. To date, the action is still stayed. As previously reported, on May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029 ("Alabama Complaint"). The Alabama Complaint alleges on behalf of a class of Alabama retail pharmacies and a class of Alabama consumers that the defendants conspired to discriminatorily fix prices to plaintiffs at artificially high levels. The Alabama Complaint seeks injunctive relief and treble damages. On June 25, 1999, the Alabama Supreme Court held that plaintiffs' claims are not valid under the Alabama antitrust statute. On November 29, 1999 the trial court dismissed the entire action in accordance with the mandate of the Alabama Supreme Court. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. The various state actions have not yet been set for trial.

1.2         State Opt Out Antitrust Actions

             1.2.1         In addition to the above-mentioned state court actions in Section 1.1, the Company and other wholesaler defendants have been added as defendants in a series of related antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases. After a successful motion by the Company and other wholesalers, the damage period in these cases was limited to October 1993 to the present. On July 17, 2000, the wholesaler defendants filed a motion for summary judgment. On November 6, 2000, the court granted the motion, dismissing all claims against the wholesalers. An Arkansas group of opt out plaintiffs filed a motion for reconsideration, requesting that their Arkansas state law claims not be dismissed. That motion is currently pending.

         On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to the lesser amount of either 1% of each shared judgment or an aggregate amount of $1 million on all shared judgments in all actions; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses in an amount agreed to by the manufacturers (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers all antitrust actions raising the issues described above and which allege joint and several liability with at least one manufacturer, including the cases described in this Section.

1.3         Proposition 65 - Gottesfeld

             1.3.1         As previously reported, in February 1999, Perry Gottesfeld, an individual, filed a lawsuit against the Company and approximately sixteen other defendants in the case entitled, Perry Gottesfeld v. Alva-Amco, et. al., alleging that manufacturers and distributors of over the counter dandruff shampoos containing coal tar expose consumers to coal tar, a Proposition 65-listed carcinogen, without providing a warning. Shortly after Gottesfeld filed suit, the California Attorney General filed a separate action covering the same products. Under Proposition 65 and California's Business and Professions Code Section 17200 (Unfair Trade Practices), both Gottesfeld and the State are seeking substantial civil penalties, restitution, injunctive relief, attorney's fees and costs from the defendants. Both cases have been consolidated and are pending in San Francisco County Superior Court. The Company has filed an answer to both plaintiffs' claims and responded to discovery requests. Settlement discussions were ongoing until August 2000, but ceased when the plaintiffs demanded that defendants reformulate their products to below minimum levels set under the federal Food and Drug Administration ("FDA") Coal Tar Monograph, which defendants believe conflict irreconcilably with FFDCA requirements.

             1.3.2         On March 14, 2000, Gottesfeld filed a citizen's petition with the FDA requesting FDA to restrict the sale of pharmaceuticals containing coal tar to prescription only and to require additional warnings for cancer. The basis for the Gottesfeld Petition is an unvalidated scientific study concerning exposure to coal tar oil in mice, which is the same scientific evidence that both Gottesfeld and the Attorney General assert as the basis of their Proposition 65 claim.

             1.3.3         On September 22, 2000, the Court granted the Company's request for a stay of the action pending the FDA review of the Gottesfeld Petition, which is due by the end of January 2001. At the hearing on the stay, the Court evidenced a willingness to consider FDA's determination on the merits of plaintiffs' claims. Although the Company is cautiously optimistic that FDA will reaffirm its Monograph, and thereby uphold defendant's position that warnings are not required, the Company cannot guarantee that result. In any case, FDA's determination should provide an impetus for settlement, or reduce the duration of litigation.

             1.3.4         As of November 7, 2000, the court ordered a continuance of the Stay until January 31, 2001, at which time the parties will file a further status report.

1.4         EPA Butterworth Landfill Site

             1.4.1         As previously reported, on or about March 5, 1999, the Company was notified that it was a potentially responsible party ("PRP") in connection with the Butterworth Landfill Site ("Butterworth Site") located in Grand Rapids, Michigan and that the U.S. EPA had entered into a Court-ordered consent decree ("Decree") with five principal PRP's to spend approximately $9.6 million on immediate responsive activities at the Butterworth Site, including remedial investigation and feasibility studies. In addition and pursuant to Section 107 of the CERCLA, the U.S. Department of the Interior has asserted a claim for damages caused to natural resources ("NRD Liability"). The present value of the expected remedial action at the Butterworth Site over the next thirty years is in excess of $20 million.

             1.4.2         The Company has tendered $53,000 in exchange for statutory contribution protection and a covenant not to sue in the Decree. The Decree was expected to be entered in the Fourth Quarter of 1999, but as of December 2000, still has not been entered. Upon entering the Decree, all EPA claims and NRD Liability against the Company will be released and any future contribution or cost recovery actions by other PRP's against the Company will be barred.

             1.4.3         The lengthy delay in filing to enter the Decree has been caused by an opposition to the same by a group of approximately 18 non-settling parties, known as the Varnum Group (the "Group"). The members of the Group are allegedly liable as generators of hazardous materials. The Group maintains that the settlement is unfair to them primarily because it does not include them, thereby leaving them exposed to an order from EPA to perform a portion of the work at the Butterworth Site and, potentially, to claims in contribution from the settling parties.

             1.4.4         In May 1999, the U.S. filed a Memorandum in Support of the Decree, which the Group opposed. In August 2000, the U.S. District Court Judge for the Western District of Michigan granted the United State's Motion for Entry of the Decree. However, in October 2000, the Company received service of the Group's notice to appeal. As of November 2000, the Group filed a motion to stay the appeal for seven weeks, pending ongoing settlement negotiations.

1.5         EPA Casmalia Landfill Site

             1.5.1         In addition to the Butterworth Site and as previously reported, in January 1999, EPA identified the Company as a PRP at the Casmalia Superfund Site ("Casmalia Site") and sent the Company a demand for contribution of approximately $140,000. Working with a steering committee of counsel, the Company has negotiated a reduction in EPA's demands. On October 11, 1999, EPA revised its demands reducing the amounts demanded and providing two options through which PRPs may liquidate their liability. The current settlement demands range from $103,317 to $75,114. The Company has also asserted a defense that it should not be considered a PRP at the Casmalia Site on the ground that nearly all of the waste it sent to the Casmalia Site was covered by the so-called petroleum exclusion from the CERCLA. EPA has been considering the Company's claim to exclude this waste since June 9, 1999, and the Company does not expect a response in the foreseeable future.

             1.5.2         In December 1999, EPA set a "deadline" for the Company to indicate if it would accept one of the reduced settlement options. In June 2000, the Company conditionally accepted EPA's settlement terms. Both EPA and the PRP Steering Committee have entered into a tolling agreement to postpone the deadline for completing the settlement until EPA completes its review of the Company's claim that its waste was exempt from CERCLA.

1.6         PharMerica Securities Litigation

             1.6.1         As previously reported, in November 1998 and February 1999, two putative securities class actions were filed against PharMerica and certain individuals ("Defendants") in the United States District Court for the Middle District of Florida. The Court consolidated the actions into one putative class action and appointed two groups as co-lead Plaintiffs for the proposed class, who filed a Consolidated Amended Complaint. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The Consolidated Amended Complaint seeks monetary damages but does not specify an amount. In general, the Consolidated Amended Complaint alleges that the Defendants made material misrepresentations with respect to an alleged violation of generally accepted accounting principles, and omissions by withholding from the market information related to the costs associated with certain acquisitions. The Consolidated Amended Complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. Defendants' motion to dismiss the Consolidated Amended Complaint with prejudice is pending before the Court.

1.7         PharMerica OIG Investigation

             1.7.1         As previously reported, prior to the acquisition of PharMerica by the Company, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare Audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to particular nursing homes in 1997 and 1998. PharMerica cooperated with the audit and complied with the request. PharMerica has learned that HHS auditors allege that during the 1997-98 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. The government has been made aware that PharMerica did not bill the Medicare program for the goods and services it sold to nursing homes. On or about June 1, 2000, the government filed a lawsuit against one former chain of thirteen Texas nursing homes, Sensitive Care, in which the government alleges that Sensitive Care filed false claims for Medicare reimbursement. The government has not quantified the extent of any damages it allegedly suffered. Sensitive Care has filed for bankruptcy in the Northern District of Texas, thus, the government's complaint against Sensitive Care has been filed in bankruptcy court there, as a creditor's claim. In its Answer to the government's lawsuit, Sensitive Care has denied liability, but has further alleged that PharMerica is liable for any false claim liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contract(s) between PharMerica and the nursing homes Sensitive Care formerly operated. PharMerica was served with a copy of Sensitive Care's third-party complaint seeking indemnification and intends to defend vigorously against the imposition of any liability against it for fraudulent billings that an independent third-party organization, like Sensitive Care, may have submitted to the government.

1.8         Liliha Pharmacy/Hawaii

             1.8.1         As previously reported, PharMerica had been informed by the State of Hawaii Medicaid Fraud Division that it had initiated an investigation into possible violations of Medicaid regulations by a pharmacy operated by PharMerica in Honolulu, Hawaii. PharMerica conducted an internal investigation in conjunction with the State. After extensive discussions with the responsible State authorities, the Company believes a resolution of this matter is probable in the near future, which would include monetary liability in an amount not material to the Company on a consolidated basis.

             1.8.2         In addition, due to the nature of the business of PharMerica that involves payments under various federal and state programs, PharMerica is regularly subject to audit, review and investigation processes of government entities, quasi-governmental entities and third-party payors.

1.9         OIG Investigation of Stadtlander

             1.9.1         As previously reported, a United States federal investigation of Stadtlander with respect to possible violations of the Medicare and Medicaid provisions of the Social Security Act is being conducted ("OIG Investigation"). The commencement of the investigation predated the ownership of Stadtlander by Counsel Corporation, the entity that sold Stadtlander to the Company. More specifically, the Office of Inspector General ("OIG") is investigating whether Stadtlander properly issued credits or refunds to the Medicare and/or Medicaid programs in cases where such credits or refunds may have been due. The Company has been advised that while owned by Counsel Corporation, Stadtlander cooperated fully with the authorities investigating this matter, and the Company continues to do so. As announced in or about September 2000, the Company entered into an Asset Purchase Agreement ("Stadtlander Sale Agreement") with ProCare Pharmacy, Inc. and certain of its designated affiliates to sell substantially all of the assets and business operations of Stadtlander (except for the Corrections Division). Notwithstanding the completion of the sale of such assets and business operations, according to the terms of the Stadtlander Sale Agreement, the Company continues to remain responsible for any and all fees, costs and expenses and any resulting liability arising from matters such as the OIG Investigation.

         Although the amount of liability at September 30, 2000 with respect to the referenced proceedings in Section 1 above cannot be ascertained, in the opinion of management, based upon information currently available to management, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in complex legal proceedings.

Section 2.

2.1         Bergen Brunswig Corporation v. Counsel Corp.

             2.1.1         As previously reported, on October 14, 1999, the Company and certain of its subsidiaries commenced an action in the Los Angeles County Superior Court of the State of California against Counsel Corporation, Stadt Holdings, Inc., and certain of their officers and directors (the "Counsel defendants") in connection with the Company's acquisition of Stadtlander Drug Co., Inc. and its subsidiaries ("Stadtlander") on January 21, 1999. In the Counsel action, the Company alleges that the Counsel defendants devised and perpetrated a joint venture scheme with the common purpose of selling Stadtlander at a grossly inflated price. The Company contends that, by means of fraudulent adjusting journal entries and related misrepresentations and omissions, the Counsel defendants provided inaccurate financial statements and other false and misleading information to the Company in order to fraudulently induce it to consummate the Stadtlander acquisition for an excessive sales price.

             2.1.2         In its complaint, the Company asserts causes of action against the defendants under California's securities and unfair competition laws, as well as common law and statutory claims for fraud. The Company requests the imposition of a constructive trust, an accounting, restitution and disgorgement of the defendants' ill-gotten profits and other damages, as well as other relief permitted under law, in addition to pre-judgment and post-judgment interest, costs and attorneys' fees.

             2.1.3         Certain of the defendants made a motion to compel arbitration of the Company's claims against them, which the Court denied in January 2000. The same defendants then made a renewed motion to compel arbitration, which the Court was tentatively inclined to deny on April 28, 2000. On June 6, 2000, the Counsel defendants voluntarily withdrew their arbitration request.

             2.1.4         On July 28, 2000, the Company filed and served upon the Counsel defendants a First Amended Complaint, wherein it provided additional details concerning the accounting irregularities committed by the Counsel defendants in connection with the sale of Stadtlander to the Company.

             2.1.5         The Company subsequently dismissed voluntarily defendant John Feehan without prejudice, and defendant Feehan's motion to quash service of summons, filed on September 11, 2000 was taken off calendar.

             2.1.6         Defendants Counsel Corporation, Stadt Holdings, Inc., Allan C. Silber, Morris A. Perlis and James Sas filed and served an Answer to the First Amended Complaint on September 15, 2000, and defendants Counsel Corporation and Stadt Holdings, Inc. filed and served a Cross-Complaint against the Company on September 15, 2000. The Cross-Complaint purports to state two causes of action against the Company, for breach of the Amended and Restated Purchase Agreement governing the Stadtlander acquisition, and for breach of the implied covenant of good faith and fair dealing. On October 13, 2000, the Company filed and served an Answer to the Cross-Complaint, in which it denied the material allegations of the Cross-Complaint and disputes that Counsel Corporation and Stadt Holdings, Inc. are entitled to any damages or other relief whatsoever.

             2.1.7         At a Status Conference on August 17, 2000, the parties stipulated to the appointment of the Honorable Eli Chernow as discovery referee to hear and decide any and all discovery motions and disputes relevant to discovery in the lawsuit. An order of reference for the discovery referee was filed on October 12, 2000 and was signed by the Court on that date.

             2.1.8         The Court has set a tentative trial date in the action for August 20, 2001. Written discovery and document discovery have commenced in earnest. Apart from the deposition of defendant John Feehan on jurisdictional issues, no other depositions have been noticed or taken to date.

             2.1.9         The Company believes its claims against the Counsel defendants have substantial merit, and intends to prosecute its claims vigorously against the Counsel defendants. However, due to the incipient stage of the litigation, its ongoing status, and the necessary uncertainties involved in all litigation, the Company does not believe it is feasible at this time to assess the likely outcome of the litigation, the timing of its resolution, or its ultimate impact, if any, on the Company's financial condition, results of operations and cash flows.

2.2         Bergen Securities, Trust and Derivative Actions

             2.2.1         As previously reported, following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, and following the Company's disclosures, in its complaint against the Counsel defendants, reported by the press on October 15, 1999, regarding the accounting irregularities involved in the Stadtlander acquisition, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California. By order of the Court, pursuant to the parties' stipulation, the 10 cases have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Bergen securities action").

             2.2.2         The Bergen securities action is purportedly brought on behalf of a class of the Company's shareholders who purchased or otherwise acquired the Company's common stock from March 16, 1999 through October 14, 1999, and were allegedly damaged thereby. The Bergen securities action asserts, among other things, various similar claims under sections 11, 12 and 15 of the Securities Act 1933, and under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Bergen securities action alleges that the Company and certain of its officers and directors made material omissions and misrepresentations in their PharMerica Proxy Statement/Prospectus, and in other public statements prior to October 14, 1999, by failing to disclose sooner certain accounting irregularities the Company uncovered at Stadtlander after its acquisition, and by allegedly failing to disclose sooner that the reserves for uncollectible accounts receivable at PharMerica were allegedly understated by approximately $35 million.

             2.2.3         On or about April 25, 2000, plaintiffs filed and served a consolidated amended complaint in the Bergen securities action. On June 23, 2000, the Company filed and served a motion to dismiss plaintiffs' consolidated amended complaint in the Bergen securities action. Plaintiffs have responded to the Company's motion, and the Company has filed and served its reply. The hearing currently is scheduled to take place on January 28, 2001.

             2.2.4         In addition to the Bergen securities action, two separate lawsuits alleging violations of certain federal securities laws were commenced in federal court in California, and another lawsuit was commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks.

             2.2.5         By order of the Court, pursuant to the parties' stipulation, the Trust securities cases also have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Trust securities action"), and have been coordinated with the Bergen securities action as related cases for pre-trial purposes. The Trust securities action purportedly is brought on behalf of a class of persons who purchased shares of the Trust's Preferred Securities pursuant to the May 26, 1999 offering of such securities, including, in two of the cases, persons who thereafter acquired any such Preferred Securities on the open market prior to October 14, 1999.

             2.2.6         The Trust securities action asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, as well as claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Trust securities action contends that the Trust and the Company failed to fulfill a purported duty to disclose in the Company's 1999 Registration Statement, and in related offering materials with respect to the issuance of the Trust's Preferred Securities, and that the financial data provided by the Company was supposedly unreliable because Stadtlander was suffering from accounting irregularities as a result of the fraud of the Counsel defendants. The complaint in the Trust securities action also alleges that the Company should have disclosed PharMerica's problems arising from uncollectible accounts receivable sooner than it did.

             2.2.7         On or about June 8, 2000, Plaintiffs filed and served a consolidated amended complaint in the Trust securities action. On August 1, 2000, the Company filed and served a motion to dismiss the consolidated amended complaint in the Trust securities action. Plaintiffs have responded to the Company's motion, and the hearing currently is scheduled to take place on January 28, 2001.

             2.2.8         The Plaintiffs in the Bergen securities action and the Trust securities action seek damages in an unspecified amount, and/or rescission, as well as pre-judgment and post-judgment interest, costs and attorneys' fees. Pursuant to court order, "lead plaintiffs" and "lead counsel" have been appointed in the Bergen securities action and the Trust securities action under the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Except as set forth above, no motions are currently pending in any of the actions. No discovery has been commenced by any party to date in any of the actions, except for two third-party subpoenas issued to preserve evidence pending resolution of the pleadings. No trial dates have been set in any of the actions.

             2.2.9         On March 15, 2000, the Company accepted service of a purported shareholder derivative action pending in the Orange County Superior Court (the "Bergen derivative action"). The Bergen derivative action asserts several purported state law causes of action against the directors and certain senior officers of the Company (the "individual defendants"), and also against the Company (as a nominal defendant), alleging, in general terms, various alleged fiduciary breaches and related claims arising from the alleged failure of the individual defendants to conduct adequate due diligence before proceeding with the Stadtlander acquisition and causing Bergen to allegedly violate federal securities laws, as alleged in the Bergen securities action and Trust securities action.

             2.2.10         On Thursday, April 13, 2000, the Company and the individual defendants removed the Bergen derivative action to federal court, on the ground that the purported state law causes of action asserted in the complaint all derive from, and depend upon the resolution of, substantial questions of federal securities law. The plaintiff filed and served a motion to remand the Bergen derivative action to the Orange County Superior Court. The Company opposed plaintiff's motion to remand, to which the plaintiff replied. The Court issued an Order dated August 2, 2000, denying the plaintiff's motion to remand.

             2.2.11         The Company and the individual defendants requested that the derivative complaint be consolidated and/or coordinated with the Bergen securities action and the Trust securities action. To that end, the Bergen derivative action has been assigned to the same Court in which the Bergen securities action and the Trust securities action are pending.

             2.2.12         The Company filed and served a motion to dismiss the complaint in the Bergen derivative action. The plaintiff filed an opposition to that motion, to which the Company replied. On November 28, 2000, the Court issued an order granting the Company's motion to dismiss the derivative action, pursuant to which it dismissed the derivative complaint without leave to amend. On December 7, 2000, the plaintiff in the Bergen derivative action filed and served a motion for reconsideration of the Court's order dismissing the action. The hearing on plaintiff's motion for reconsideration is set for hearing on February 26, 2001. The Company intends to oppose the motion.

             2.2.13         The Company has reached a tentative settlement agreement with plaintiffs' counsel in the various actions, together with its directors' and officers' liability insurance carriers. The Company has submitted for filing and service a third party complaint against its carriers in connection with their settlement and indemnification obligations. The time for the carriers' response to the third party complaint will be set at the time of formal service of the complaint.

             2.2.14         The Company believes that it is likely that the cases will be settled in accordance with the parties' mediated settlement proposal, as modified by the Company's subsequent discussions with its insurance carriers. However, pending confirmation of the settlement and its approval by the Court, the Company intends to vigorously defend against the claims asserted in the various purported shareholder class action lawsuits and the Bergen derivative action. Due to the incipient stage of the litigation, its ongoing status, and the necessary uncertainties involved in all litigation, the Company does not believe it is feasible at this time to assess the likely outcome of the foregoing litigation, the timing of its resolution, or its ultimate impact, if any, on the Company's financial condition, results of operations and cash flows.

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

pleasure of, the Board of Directors. Each executive officer holds office until the next election of officers which is generally held in December, January or February of each year. The current executive officers of the Company, and their respective principal occupations and employment during the last five years ended September 30, 2000, are listed alphabetically as follows:

Linda M. Burkett,	50,	Executive Vice President, Chief Information Officer
(since September 1996); Executive Vice President and Chief Information Officer, Bergen Brunswig Drug Company (since 1995).

Charles J. Carpenter,	51,	President, PharMerica, Inc. (since April 1999);

Executive Vice President of the Company (since 1996); Chief Procurement Officer (1996-April 1999); Executive Vice President, Supplier Relations and Operations, Bergen Brunswig Drug Company (1995-1996).

Steven H. Collis,	39,	Executive Vice President of the Company (since

February 2000); President, ASD Specialty Healthcare, Inc. (since September 2000); Executive Vice President, ASD Specialty Healthcare, Inc. (1996-August 2000); General Manager, ASD Specialty Healthcare, Inc. (1994-1996).

Neil F. Dimick,	51,	Executive Vice President, Chief Financial Officer (since
1992); President, Bergen Brunswig Specialty Company (September 1996-August 2000). Mr. Dimick is also a member of the Board of Directors.

Brent R. Martini,	41,	Executive Vice President of the Company and

President, Bergen Brunswig Drug Company (since September 1996); Executive Vice President, Bergen Brunswig Drug Company, West Region (1994-1996). Brent R. Martini is the son of Robert E. Martini. Brent R. Martini is also a member of the Board of Directors (since December 1999).

Robert E. Martini,	68,	Chairman of the Board (since 1992); Chief Executive
Officer (since November 1999); a consultant to the Company (since January 1997); Chief Executive Officer (1990-January 1997). Mr. Martini is also a member of the Board of Directors.

Andrew P. McVay,	40,	Vice President and Controller of Bergen Brunswig Drug
Company (since July 1997); Controller, West Region, Bergen Brunswig Drug Company (1994-July 1997).

Michael A. Montevideo,	46,	Treasurer of the Company (since November 2000);

Senior Vice President and Chief Financial Officer, Imagyn Medical Technologies, Inc. (October 1997-November 2000); several financial management positions with FHP International Corporation (1985-1997), most recently as its Vice President and Treasurer.

Milan A. Sawdei,	54,	Secretary (since July 1992); Executive Vice President
(since April 1992); Chief Legal Officer (since 1989).

Carol E. Scherman,	45,	Executive Vice President, Human Resources (since
September 1996); Executive Vice President, Human Resources (since 1994), Bergen Brunswig Drug Company.

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

                       For certain information regarding shares of the Company's Class A Common Stock ("Common Stock"), including cash dividends per share, market prices per share, stock market information and number of shareowners, see "Selected Quarterly Results (unaudited)" as set forth in Part II, Item 8 of this Annual Report.

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 6.	SELECTED FINANCIAL DATA

                       The following selected financial data for the five fiscal years in the period ended September 30, 2000 have been derived from the audited Consolidated Financial Statements of the Company. This information should be read in connection with the Consolidated Financial Statements and related Notes thereto appearing in Part II of this Annual Report:

Dollars in thousands, except for per share amounts

	September 30,

Years Ended:	2000 (g)		1999 (g)		1998 (g)		1997		1996

Net sales and other revenues (a) :
Excluding bulk shipments to
customers' warehouses	$18,725,611		$16,137,864		$12,943,739		$10,908,560		$9,321,645
Bulk shipments to customers'
warehouses	4,217,291		4,056,479		3,401,651		2,837,646		2,476,110

Total net sales and other
revenues	22,942,902		20,194,343		16,345,390		13,746,206		11,797,755

Earnings (loss) from continuing
operations	(481,026)	(b)	84,380	(c)	95,247	(d)	81,044	(f)	73,608

Earnings (loss) per share from
continuing operations - diluted	(3.58)	(b)	0.71	(c)	0.93	(d)	0.80	(f)	0.73

Cash dividends declared per
Class A Common share	0.170		0.225		0.315	(e)	0.216		0.192

At Years Ended:

Total assets	$4,571,424		$5,399,452		$2,929,622		$2,637,828		$2,426,892

Long-term obligations, net of
current portion	1,096,161		1,041,983		464,778		437,956		419,275

Company-obligated mandatorily
redeemable preferred
securities of subsidiary trust
holding solely subordinated
notes of the Company	300,000		300,000		-		-		-

Shareowners' equity	723,249		1,495,490		629,064		644,861		578,966

(a)	Reclassified to include bulk shipments to customers' warehouses. For further information see Note 1 of Notes to Consolidated Financial Statements.

(b)	Includes special charges for goodwill impairment of $505.3 million, no income tax effect; provision for doubtful receivables of $40.4 million, net of income tax benefit of $26.3 million; restructuring charge of $6.5 million, net of income tax benefit of $4.2 million; abandonment of capitalized software of $3.8 million, net of income tax benefit of $2.5 million; officer severance of $2.4 million, net of income tax benefit of $1.6 million; and
impairment of investment of $3.0 million, net of income tax benefit of $2.0 million. Earnings from continuing operations and diluted earnings per share from continuing operations excluding the special charges were $80.3 million and $0.60, respectively. See Item 7 of this Annual Report.

(c)	Includes special provision for doubtful receivables of $27.8 million, net of income tax benefit of $18.2 million. Earnings from continuing operations and diluted earnings per share from continuing operations excluding the special charge were $112.2 million and $0.94, respectively. See Item 7 of this Annual Report.

(d)	Includes special charges for merger expenses of $8.6 million, net of income tax benefit of $6.0 million; and abandonment of capitalized software of
$3.1 million, net of income tax benefit of $2.2 million. Earnings from continuing operations and diluted earnings per share from continuing operations excluding the special charges were $107.0 million and $1.04, respectively. See Item 7 of this Annual Report.

(e)	Includes $0.075 per share declared September 24, 1998 and paid December 1, 1998. See Item 7 of this Annual Report.

(f)	Includes special charges for merger expenses of $3.4 million, net of income tax benefit of $2.4 million, relating to the termination of the proposed
IVAX merger. Earnings from continuing operations and diluted earnings per share from continuing operations excluding the special charges were
$84.5 million and $0.83, respectively.

(g)	See Item 7 of this Annual Report for information regarding business acquisitions and dispositions during these fiscal years.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                       The Company's revenues have increased significantly during the past three years due to internal growth and acquisitions. However, net earnings and diluted earnings per share trends were negatively affected by special items, higher interest expense associated with additional debt incurred or assumed in connection with certain acquisitions, and discontinued operations. The following table summarizes the Company's revenues and earnings during this period:

Dollars in millions, except for per share amounts

	Years Ended September 30,			% Change

	2000	1999	1998	2000	1999

Net sales and other revenues	$22,942.9	$20,194.3	$16,345.4	14%	24%

Earnings from continuing operations,
before special items	$80.3	$112.2	$107.0	(28)%	5%
Special items	(561.3)	(27.8)	(11.8)

Earnings (loss) from
continuing operations	(481.0)	84.4	95.2
Discontinued operations	(271.8)	(13.8)	(92.1)

Net earnings (loss)	$(752.8)	$70.6	$3.1

Diluted earnings per share:
Earnings from continuing operations,
before special items	$0.60	$0.94	$1.04	(36)%	(10)%
Special items	(4.18)	(0.23)	(0.11)

Earnings (loss) from
continuing operations	(3.58)	0.71	0.93
Discontinued operations	(2.02)	(0.12)	(0.90)

Net earnings (loss)	$(5.60)	$0.59	$0.03

                       Special items represent charges or asset impairments that management believes are unusual and not reflective of normal ongoing operations as described in the "Special Items" section herein. Such items are shown separately to facilitate analysis of the Company's operating trends. The results of operations excluding these special items are not intended to represent an alternative to the net earnings or losses defined by generally accepted accounting principles as presented in the accompanying audited Consolidated Financial Statements and may not be consistent with measures used by other companies.

                       Discontinued Operations refers to BBMC and Stadtlander, which were sold by the Company in August and September 2000, respectively. The amounts include (a) the operating results of these entities through June 30, 2000, which was the approximate date of management's decision to dispose of them and (b) the loss on the dispositions, including operating losses incurred after June 30, 2000 through the respective transaction closing dates. For further discussion, see the "Discontinued Operations" section herein.

                       Earnings per share from continuing operations declined in fiscal 2000 and fiscal 1999 despite revenue increases of 14% and 24% in the respective years. These earnings per share reductions principally relate to certain special items, as well as higher interest expense associated with the additional debt incurred or assumed in connection with certain acquisitions. Lower earnings per share also reflects the Company's issuance of additional shares of Common Stock, primarily in connection with certain acquisitions. There were increases of 13% in fiscal 2000 and 16% in fiscal 1999 in the weighted average number of common shares outstanding. Such increases were primarily related to the issuance of 24.7 million shares in connection with the acquisition of PharMerica in April 1999 and the issuance of 5.7 million shares in connection with the acquisition of Stadtlander in January 1999.

                       The Company's operating results include the results of acquired entities during the past three years. These acquisitions, which are described in more detail under the caption "Business Acquisitions" herein, are summarized as follows:

Acquisition Date	Acquired Entity	Segment

April 1999	PharMerica, Inc.	PharMerica
February 1999	J.M. Blanco, Inc.	Pharmaceutical Distribution
January 1999	Stadtlander Operating Company, LLC	Discontinued Operations
December 1998	Medical Initiatives, Inc.	Pharmaceutical Distribution
September 1998	Ransdell Surgical, Inc.	Discontinued Operations (BBMC)
September 1998	Choice Systems, Inc.	Other Businesses
August 1998	The Lash Group, Inc.	Pharmaceutical Distribution
May 1998	Pacific Criticare, Inc.	Discontinued Operations (BBMC)
January 1998	Besse Medical Services, Inc.	Pharmaceutical Distribution

                       Each of the acquired entities listed above is reflected in the Company's Consolidated Financial Statements only from their respective acquisition date. Results for the entities which have been divested are included in the Discontinued Operations section of the Company's Consolidated Financial Statements.

                       Of the acquired entities, PharMerica and Stadtlander have had the most significant impact on the Company's results of operations. Although Stadtlander is now classified as a discontinued operation, that acquisition nevertheless had a negative impact on earnings from continuing operations due to the effect of interest expense. The Company allocated interest to discontinued operations by applying the consolidated average bank borrowing rate to the expected proceeds from the dispositions, which approximated the amount of debt retired. However, since the aggregate debt incurred and assumed in connection with the Stadtlander acquisition significantly exceeded the proceeds from the disposition of that entity, a portion of related interest expense remained in continuing operations.

EARNINGS FROM CONTINUING OPERATIONS (BEFORE SPECIAL ITEMS)

                       The Company reported a 28% decrease in earnings from continuing operations before special items in fiscal 2000 and a 5% increase in such earnings in fiscal 1999, in comparison with the respective prior years. The following table provides a summarized statement of continuing operations before special items on a consolidated basis, including key line item growth rates and ratios. PharMerica, due to the nature of its prescription fulfillment business, has significantly higher gross margins and operating expense ratios than the Company's principal pharmaceutical distribution businesses. In addition, the Consolidated Financial Statements include twelve months of PharMerica's operating results in fiscal 2000 and only five months of PharMerica's operating results in fiscal 1999. Accordingly, certain ratios in the table have also been shown excluding PharMerica in order to present a more meaningful comparison with historical results.

	Years Ended September 30,			% Change

Dollars in millions	2000	1999	1998	2000	1999

Revenues excluding bulk shipments	$18,725.6	$16,137.9	$12,943.7	16%	25%
Bulk shipments	4,217.3	4,056.4	3,401.7	4%	19%

Net sales and other revenues	$22,942.9	$20,194.3	$16,345.4	14%	24%

Continuing operations,
before special items:
Gross profit, LIFO basis	$1,239.2	$901.3	$626.0	37%	44%
Operating expenses	955.8	640.0	417.4	49%	53%

Operating earnings	283.4	261.3	208.6	8%	25%

Net interest expense	112.0	59.2	29.6	89%	100%

Earnings from continuing operations
before income taxes and distributions	171.4	202.1	179.0	(15)%	13%
Income taxes	77.0	85.0	72.0	(9)%	18%
Distributions on trust
preferred securities (net of taxes)	14.1	4.9	-	188%	0%

Earnings from continuing operations,
before special items	$80.3	$112.2	$107.0	(28)%	5%

Percentage of revenues
excluding bulk shipments:
Gross profit, LIFO basis	6.62%	5.58%	4.84%
Operating expenses	5.11%	3.96%	3.23%
Operating earnings before special items	1.51%	1.62%	1.61%

Percentages excluding PharMerica:
Gross profit, LIFO basis	4.22%	4.54%	4.84%
Operating expenses	2.76%	2.97%	3.23%
Operating earnings before special items	1.46%	1.57%	1.61%

                       Revenues excluding bulk shipments increased 16% and 25% in fiscal 2000 and 1999, respectively. Of the fiscal 2000 increase, 13% represented internal growth while 3% represented the effect of acquired entities. Of the fiscal 1999 increase, 20% represented internal growth while 5% represented the effect of acquired entities.

                       Along with other companies in the drug distribution industry, the Company reports bulk shipments of pharmaceuticals in revenues and cost of sales. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. Bulk sales of pharmaceuticals do not impact the Company's inventory since the Company simply processes the orders that it receives from its suppliers directly to the customers' warehouses. The Company serves as an intermediary by paying the supplier and billing the customer for the goods. Due to the insignificant margins generated through bulk shipments, fluctuations in such revenues have only an immaterial impact on the Company's operating earnings.

                       Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 4.22%, 4.54% and 4.84% in fiscal 2000, 1999 and 1998, respectively, excluding the effect of PharMerica. The decreases in gross margins are almost entirely attributable to the decline in Pharmaceutical Distribution margins, as described in the "Segment Information" section below.

                       Operating expenses include distribution, selling, general and administrative expenses ("DSG&A") and the provision for doubtful receivables. Operating expenses as a percentage of revenues excluding bulk shipments were 2.76%, 2.97% and 3.23%, excluding the effect of PharMerica. The decreases in expense ratios are principally due to the Pharmaceutical Distribution operating efficiencies described in the "Segment Information" section below.

                       Operating expenses also include the amortization of goodwill from continuing operations, which increased significantly following the Company's acquisitions in fiscal 1999. Only a portion of goodwill amortization is tax deductible. Following is a summary of goodwill amortization from continuing operations by segment and its effect on net earnings and diluted earnings per share:

	Years Ended September 30,

Dollars in millions, except for per share amounts	2000	1999	1998

Pharmaceutical Distribution	$7.6	$7.4	$6.7
PharMerica	24.1	10.1	-

Total goodwill amortization	31.7	17.5	6.7
Tax benefit of deductible portion	(4.0)	(1.9)	(0.3)

Reduction of net earnings	$27.7	$15.6	$6.4

Reduction of diluted earnings per share	$0.21	$0.13	$0.06

Segment Information (Before Special Items)

                       The substantial majority of the Company's growth in operating earnings has been contributed by the Pharmaceutical Distribution segment. Following is a summary of revenues and operating earnings before special items for the Company's business segments:

Dollars in millions

	Revenues Excluding Bulk Shipments			% Change

Years Ended September 30,	2000	1999	1998	2000	1999

Pharmaceutical Distribution	$18,141.7	$15,925.1	$12,942.2	14%	23%
PharMerica	1,273.9	475.3	-
Other Businesses	1.1	1.7	-	(35)%
Corporate	0.3	0.7	1.5
Intersegment Eliminations	(691.4)	(264.9)	-

Total	$18,725.6	$16,137.9	$12,943.7	16%	25%

	Operating Earnings, Before Special Items			% Change

Years Ended September 30,	2000	1999	1998	2000	1999

Pharmaceutical Distribution,
FIFO basis	$341.6	$321.7	$261.9	6%	23%
LIFO (charges) credits	(11.3)	(18.2)	5.3

Pharmaceutical Distribution,
LIFO basis	330.3	303.5	267.2	9%	14%
PharMerica	18.4	12.0	-
Other Businesses	(3.4)	(1.7)	-	100%
Corporate	(61.9)	(52.5)	(58.6)	18%	10%

Total, LIFO basis before
special items	$283.4	$261.3	$208.6	8%	25%

Percentages of revenues excluding
bulk shipments:

Pharmaceutical Distribution:
Gross profit, FIFO basis	4.28%	4.64%	4.78%
Gross profit, LIFO basis	4.22%	4.52%	4.82%
Operating expenses	2.40%	2.61%	2.76%
Operating earnings, FIFO basis	1.88%	2.02%	2.02%
Operating earnings, LIFO basis	1.82%	1.91%	2.06%

PharMerica:
Gross profit	37.11%	37.55%	n/a
Operating expenses	35.67%	35.03%	n/a
Operating earnings	1.44%	2.52%	n/a

Pharmaceutical Distribution:

                       Revenues increased 14% and 23% in fiscal 2000 and 1999, respectively, substantially all of which represented internal growth (only 1% resulted from acquisitions). BBDC's revenue increased 13% and 21%, respectively, reflecting increased volume across all geographic regions and in both the retail and health systems customer categories. During fiscal 2000, growth was strongest in the retail category, primarily due to the addition or expansion of business with several large regional drug store chains. Health systems revenue, however, was flat during the fourth quarter of fiscal 2000 and is expected to be adversely affected in fiscal 2001 due to the loss of business with Novation, a large group purchasing organization. ASD's alternate site distribution revenues increased 22% and 68%, respectively, primarily representing growth in its oncology business. The BBDC and ASD increases were comprised of higher shipments to existing customers as well as to a significant number of new customers. National industry economic conditions were also favorable, with increases in prescription drug usage and higher pharmaceutical prices contributing to this segment's revenue growth.

                       Operating earnings on a FIFO basis before special items increased 6% and 23% in fiscal 2000 and fiscal 1999, respectively; as a percentage of revenues, such earnings were 1.88%, 2.02% and 2.02% in fiscal 2000, 1999 and 1998, respectively. Operating earnings on a LIFO basis before special items increased 9% and 14% in fiscal 2000 and fiscal 1999, respectively; as a percentage of revenues, such earnings were 1.82%, 1.91% and 2.06% in fiscal 2000, 1999 and 1998, respectively. During the past two years, this segment has been able to achieve operating expense efficiencies which have partially offset the reductions in gross margins it has experienced, as described below.

                       Gross margin on a FIFO basis was 4.28%, 4.64% and 4.78% in fiscal 2000, 1999 and 1998, respectively. The reductions of 36 basis points in fiscal 2000 and 14 basis points in fiscal 1999 reflect lower gross margins at both BBDC and ASD. BBDC's margins declined mainly due to intense price competition within the industry, as well as to a change in BBDC's sales mix, with a greater proportion of revenues coming from high-volume, low-margin drug store chain customers. In addition, BBDC's gross margins in fiscal 2000 were adversely impacted as BBDC did not fully participate in seasonal investment buying activity during the winter months due to the limited availability of funds preceding the refinancing of the Company's revolving credit facility (see Note 4 of Notes to Consolidated Financial Statements). Conversely, in fiscal 1999, the favorable effect of inventory investment buying profits partially offset the adverse effects of selling margin erosion. ASD's gross margins decreased in fiscal 2000 principally due to weakness in the plasma market and decreased in fiscal 1999 due to fewer investment buying opportunities in the oncology market.

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

                       Management anticipates further downward pressure on gross margins in the pharmaceutical distribution businesses in fiscal 2001 because of continued selling price competition influenced by high-volume customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products and services and continued reduction of operating expenses as a percentage of revenues. However, no assurance can be given that such improved sales mix or expense reduction can be achieved since many of the factors that impact such results (e.g. the effect of group purchasing agreements, competitive inroads, market conditions, etc.) are outside the Company's control.

                       The Company principally manages its operations on a FIFO (first-in, first-out) basis, in which inventories are valued at the most recent purchase costs. For external financial reporting purposes, however, the Company uses the LIFO (last-in, first-out) method for its BBDC subsidiary. Under the LIFO method, cost of sales is calculated at the most recent purchase costs and inventory is valued at the earlier purchase costs. Due to a history of generally-rising pharmaceutical prices, FIFO inventory is higher than LIFO inventory, and a LIFO reserve is maintained to adjust FIFO inventories to LIFO for external financial reporting purposes. The LIFO provision represents the non-cash earnings effect of adjusting the LIFO reserve during the year. The Company incurred LIFO (charges) credits of $(11.3) million, $(18.2) million and $5.3 million in fiscal 2000, 1999 and 1998, respectively.

                       Operating expenses as a percentage of revenues excluding bulk shipments were 2.40%, 2.61% and 2.76% in fiscal 2000, 1999 and 1998, respectively. The significant reductions were primarily attributable to continued operating efficiencies and the spreading of fixed costs over a larger revenue base. This segment's distribution infrastructure has been able to process increasing volume without a proportionate increase in operating expenses. Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the operating expense ratio because these customers are generally less costly to service.

PharMerica:

                       PharMerica's fiscal 2000 revenues represented an increase of 11% over revenues recorded in the prior twelve months (including the seven months before the Company's acquisition of PharMerica in late April 1999). The majority of the increase is due to a 42% growth in revenues from the workers' compensation business. The long-term care business grew at a 6% rate, as the customer base continues to stabilize following the implementation of PPS (see below).

                       PharMerica's operating earnings, as a percentage of revenues, were lower in fiscal 2000 in comparison with fiscal 1999 principally due to selling price pressures and a higher bad debt provision, as its customers have continued to feel the adverse effects of PPS (see below). As part of its plan to address the bad debt situation, PharMerica's management has implemented new credit policies and guidelines, which have improved the quality of receivables on new revenues. These initiatives have resulted in a recent improvement in cash collected, a reduction in accounts receivable balances over 120 days old, and a reduction in days sales outstanding. However, no assurance can be given that such trends will continue as many of the factors that contribute to customer bad debt are outside the Company's control.

                       Over the past two years, PharMerica's operations have been adversely affected by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the Prospective Payment System ("PPS"). A negative consequence of these trends has been bankruptcy reorganization filings by several long-term care providers, including the filing by a significant customer of PharMerica (see below). The adverse effects of PPS included (1) lower occupancy by Medicare-funded patients at nursing facilities serviced by PharMerica, (2) significantly diminished acuity levels among residents of these facilities, which reduced the overall utilization of drugs, and (3) increased customer pricing pressure, thereby reducing PharMerica's gross margins.

                       While these trends in fiscal 2000 did stabilize to some extent, management expects that they will continue to affect PharMerica in fiscal 2001. However, Medicare admissions to PharMerica's customers' facilities may be increasing. Certain customers are also identifying new opportunities to expand their ability to service different acuity levels and increase the number of patient categories admitted to their facilities. Additional reimbursement that may be available as a result of recent legislative action may increase the number of high acuity admissions. On the other hand, approximately 34 states recently announced reductions in Medicaid reimbursement for certain intravenous (I.V.) drugs provided to Medicaid beneficiaries, and the HCFA has reduced Federal upper limit pricing for multi-source drugs; these factors have had, and are likely to continue to have, a negative effect on PharMerica's current and future gross margins.

                       As disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, a significant customer of PharMerica filed for Chapter 11 bankruptcy protection on February 2, 2000. This customer has not yet filed its plan of reorganization with the bankruptcy court. The Company has reviewed the relevant facts and circumstances available at this early stage and has provided an estimated reserve in the allowance for doubtful accounts for the portion of the receivable which management believes will ultimately be uncollectible from this customer, including the $25.7 million provision described in the "Special Items" section herein. PharMerica has continued to supply pharmaceuticals to this customer on a C.O.D. basis.

                       Management is continuing to implement its plan designed to improve PharMerica's earnings, including (1) strengthening of billing and credit and collections management, (2) enabling PharMerica to participate in the Company's generic purchasing programs in order to reduce drug costs, (3) outsourcing of delivery services, (4) conversion of disparate computer systems for PharMerica's long-term care pharmacies to a common proprietary AS400 computer system and (5) consolidation of pharmacies to streamline operations.

Other Businesses:

                       Revenues decreased by $0.6 million and operating losses increased by $1.7 million in fiscal 2000. These fluctuations reflect lower shipments and higher expenses incurred by Choice Systems in connection with its transition to a new line of software products.

Corporate:

                       Corporate expenses, net of revenue, increased $9.4 million in fiscal 2000 following a $6.1 million decrease in fiscal 1999. A portion of the increase in fiscal 2000 reflects the incremental costs of operating the Company's expanded businesses. In addition, fiscal 1999 expenses were unusually low due to (a) lower incentive compensation under the Company's bonus plans and (b) the recovery under an indemnity agreement of previously-incurred legal fees. As a percentage of consolidated revenues, Corporate expenses were .33%, .33% and .45% in fiscal 2000, 1999 and 1998, respectively.

Intersegment Eliminations:

                       These amounts represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica (BBDC is the principal supplier of pharmaceuticals to PharMerica). The $426.5 increase in fiscal 2000 is primarily due to the inclusion of twelve months of activity as compared to only five months of activity in fiscal 1999. In addition, the monthly volume of intersegment shipments increased during fiscal 2000 in order to support PharMerica's growth.

Interest Expense and Distributions on Preferred Securities

                       The Company's financing expenses for its continuing operations are comprised of two line items on the Statements of Consolidated Earnings:

	Years Ended September 30,

Dollars in millions	2000	1999	1998

Net pre-tax interest expense	$112.0	$59.2	$29.6
Distributions on preferred securities of subsidiary
trust (before tax benefit of $9.3 and $3.2,
respectively)	23.4	8.1	-

Total financing expenses for continuing operations	$135.4	$67.3	$29.6

                       Total financing expenses increased $68.1 million in fiscal 2000 and $37.7 million in fiscal 1999 over the respective prior years. These increases were primarily due to higher borrowings under the Company's Senior Credit Agreement, Credit Facility, Credit Agreement, Commercial Paper Agreements, debt assumed in connection with the fiscal 1999 acquisitions, and the issuance of the Preferred Securities. In addition, the Company has incurred higher interest rates on its borrowings due to both (a) increases in the prime lending rate and (b) higher interest rates on borrowings under the Senior Credit Agreement versus borrowings under the previous bank facilities.

Taxes on Income

                       Taxes on income from continuing operations were as follows:

	Years Ended September 30,

Dollars in millions	2000	1999	1998

Before special items:
Earnings from continuing operations before
taxes and preferred securities distributions	$171.4	$202.1	$179.0
Taxes on income	$77.0	$85.0	$72.0

Effective tax rate	44.9%	42.1%	40.2%

                       The effective tax rate, before special items, increased 2.8% and 1.9% in fiscal 2000 and 1999, respectively, principally due to additional nondeductible goodwill amortization associated with PharMerica, J.M. Blanco, and certain other acquired entities. The Company's total goodwill amortization from continuing operations for fiscal 2000 was $31.7 million, of which approximately $21.5 million was non-deductible. The Company expects that its effective tax rate will be lower in fiscal 2001 due to the decrease in nondeductible goodwill amortization resulting from the $505.3 million PharMerica goodwill impairment charge recorded in September 2000 (see the "Special Items" section herein).

SPECIAL ITEMS

                       Following is a summary of special items during the past three years and their effect on net earnings:

	Years Ended September 30,

Dollars in millions, except per share amounts	2000	1999	1998

Pharmaceutical Distribution:
Special provision for doubtful receivables	$(41.0)	$-	$-
Restructuring charge	(10.7)	-	-
Abandonment of capitalized software	(6.3)	-	-

Total Pharmaceutical Distribution	(58.0)	-	-

PharMerica:
Goodwill impairment	(505.3)	-	-
Special provision for doubtful receivables	(25.7)	(46.0)	-

Total PharMerica	(531.0)	(46.0)	-

Corporate:
Officer severance	(4.0)	-	-
Merger-related expenses	-	-	(14.6)
Abandonment of capitalized software	-	-	(5.3)

Total Corporate	(4.0)	-	(19.9)

Effect on operating earnings	(593.0)	(46.0)	(19.9)
Impairment of investment	(5.0)	-	-

Total special items	(598.0)	(46.0)	(19.9)
Income tax benefit of special items	36.7	18.2	8.1

Effect on net earnings	$(561.3)	$(27.8)	$(11.8)

Pharmaceutical Distribution:

                       In the fourth quarter of fiscal 2000, BBDC recorded a $41.0 million special provision for doubtful receivables relating to a customer in the long-term care industry which is experiencing cash flow difficulties mainly due to the adverse effects of the Medicare PPS reimbursement system. Although the customer has not indicated an intention to file for bankruptcy protection, in late August 2000 it suspended making payments on a significant balance owed to BBDC. Accordingly, after reviewing the relevant facts and circumstances available at this time, BBDC recorded a reserve for the estimated uncollectible portion of the receivable. BBDC has continued to supply pharmaceuticals to this customer on a C.O.D. basis.

                       In the fourth quarter of fiscal 2000, the Company recorded a $10.7 million restructuring charge representing the estimated cost of (a) consolidating four BBDC distribution centers into larger existing facilities over the next nine months, (b) outsourcing certain BBDC delivery functions and (c) streamlining certain Pharmaceutical Distribution selling and administrative functions. The distribution centers' consolidation is expected to result in operating efficiencies by reducing the number of facilities from 33 to 29. The Albuquerque division was consolidated into the Phoenix facility in October 2000 and the Portland division was consolidated into the Seattle facility in December 2000. By the end of the third quarter of fiscal 2001, the South Bend division is expected to be consolidated into the Williamston and Chicago facilities and the Raleigh division is expected to be consolidated into the Richmond facility.

                       In the fourth quarter of fiscal 2000, BBDC recorded a $6.3 million charge primarily reflecting the write-off of capitalized software abandoned in favor of new technology.

PharMerica:

                       In the fourth quarter of fiscal 2000, PharMerica recorded a $505.3 million impairment charge to write down the recorded amount of goodwill to its fair value, as determined by an analysis of discounted future operating cash flows. The principal factors which affected the amount and timing of the charge were changes in the regulatory environment which will cause PharMerica's gross margins for the foreseeable future to remain well below those anticipated when the Company acquired PharMerica in April 1999. As previously disclosed, the Medicare Prospective Payment System (PPS) has resulted in significantly lower drug reimbursement to the long-term care industry since its implementation in late 1998. The Balanced Budget Reconciliation Act, enacted in November 1999, provided minimal relief to the industry. Further efforts to provide legislative relief, including a proposal by the HCFA during late fiscal year 2000, were not successful, and it now appears unlikely that any significant legislative relief will be forthcoming. In addition, during the fourth quarter of fiscal 2000, PharMerica began to experience the negative impact of two recent regulatory events which reduced reimbursement under state Medicaid programs, and it is expected that such lower reimbursements will continue into future years. The first event was the announcement by approximately 34 states of a significant reduction in AWP reimbursement levels for certain IV drugs provided to Medicaid beneficiaries. The second event was HCFA's reduction of FUL prices, which are used to set the reimbursement levels for numerous pills and tablets dispensed to Medicaid beneficiaries. The lower estimated future cash flows due to the lower gross margins resulted in a reduction in the fair value of PharMerica's goodwill below book value, necessitating the impairment charge.

                       In the fourth quarter of fiscal 2000, PharMerica recorded a $25.7 million special provision for doubtful receivables relating to nursing homes which are owned or operated by Integrated Health Services, Inc. ("I.H.S."), which filed for Chapter 11 bankruptcy protection in February 2000. I.H.S. has not yet issued its reorganization plan to the bankruptcy court, which has made it difficult for the Company to estimate its potential loss. However, during the fourth quarter, additional facts and circumstances became available which indicated that the uncollectible portion of the receivable would be significantly greater than expected at the time of the Chapter 11 filing; accordingly, the Company recorded the special provision. PharMerica has continued to supply pharmaceuticals to this customer on a C.O.D. basis, while it awaits disposition of I.H.S.'s reorganization.

                       In the fourth quarter of fiscal 1999, PharMerica recorded a $46.0 million special provision for doubtful receivables, principally relating to pre-acquisition receivables and the adverse effect of Medicare PPS on PharMerica's customer base.

Corporate:

                       In the fourth quarter of fiscal 2000, the Company recorded a $4.0 million charge to reflect the cost associated with the negotiated determination of benefits payable to the Company's former chief executive officer under certain employment and severance agreements between the Company and such executive officer.

                       In the second and fourth quarters of fiscal 1998, the Company recorded an aggregate $14.6 million of expenses related primarily to the proposed merger with Cardinal Health, Inc., which was terminated on August 7, 1998. In the fourth quarter of fiscal 1998, the Company recorded a $5.3 million charge for the abandonment of capitalized software.

Impairment of Investment:

                       In the fourth quarter of fiscal 2000, the Company fully-reserved its $5.0 million investment in the common stock of an Internet fulfillment entity which was in poor financial condition. In December 2000, substantially all of the assets of the Internet entity were sold to a third party. It is expected that all of the proceeds will be used to repay creditors and that there will be no return to the Company.

Income Tax Effect:

                       All of the aforementioned special items have a current or deferred income tax benefit (at an approximate 40% rate), except for the PharMerica goodwill impairment charge, which is related to nondeductible goodwill.

DISCONTINUED OPERATIONS

                       On June 26, 2000, the Company announced that it had entered into a definitive agreement to sell the stock of BBMC to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., for approximately $181 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments. The regulatory approvals and other closing conditions were satisfied during the fourth quarter, and the sale was consummated on August 16, 2000. The net proceeds from this divestiture were used to pay down a portion of the $200 million interim term loan maturing in October 2001 (See Note 4 of Notes to Consolidated Financial Statements).

                       On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander to ProCare Pharmacy, Inc., a subsidiary of CVS Corporation, for approximately $124 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments. The transaction was structured as a sale of assets and was consummated on September 18, 2000. In addition, the corrections division of Stadtlander, that portion of the business that provides pharmaceuticals to prison inmate populations, was sold to Secure Pharmacy Plus, Inc. for approximately $8 million in a cash transaction that was consummated on September 20, 2000. The net proceeds from the divestitures of the two Stadtlander businesses were used to pay off the remaining portion of the $200 million interim term loan and a portion of other debt. The Company expects to receive approximately $132 million of income tax refunds during fiscal 2001 and 2002 in connection with the losses recorded on the Stadtlander divestitures.

                       The Company has reclassified both BBMC (formerly the principal component of the Other Businesses segment) and the Stadtlander business segment as discontinued operations in the accompanying consolidated financial statements.

                       A summary of the Company's results relating to discontinued operations is set forth in the following table:

	Years Ended September 30,

Dollars in millions	2000	1999	1998

Loss from operations	$(20.8)	$(13.8)	$(92.1)
Loss on dispositions	(251.0)	-	-

Total discontinued operations	$(271.8)	$(13.8)	$(92.1)

Loss from Discontinued Operations

                       Net losses from operations increased by $7.0 million in fiscal 2000 in comparison with fiscal 1999. This increase is principally related to higher losses at Stadtlander, which continued to experience unprofitable operations due to low gross margins, high bad debt provisions, and the costs associated with a restructuring plan. BBMC reported lower operating income primarily due to lower buyside gross margin. Allocated interest expense was higher due to higher interest rates incurred under the Company's Senior Credit Agreement.

Net losses from operations decreased by $78.3 million in fiscal 1999 in comparison with fiscal 1998. The decrease primarily reflects an $87.3 million goodwill impairment charge recorded by BBMC in fiscal 1998.

Loss on Dispositions

                       In the third quarter of fiscal 2000, the Company recognized a loss on the dispositions of BBMC and Stadtlander of approximately $251 million, net of income tax benefits of approximately $132 million. Substantially all of the loss is related to the non-cash goodwill impairment charge. Also included in the loss from dispositions are the operating losses including interest expense allocations from July 1, 2000 through the respective transaction closing dates. See Note 2 of Notes to Consolidated Financial Statements for further information.

LIQUIDITY AND CAPITAL RESOURCES

                       Following is a summary of the Company's capitalization at the end of the last three fiscal years.

	September 30,

	2000	1999	1998

Debt, net of cash	49%	44%	37%
Equity, including the Preferred Securities	51%	56%	63%

                       The fiscal 2000 reduction of the equity percentage is primarily due to the $753 million net loss (primarily consisting of $561 million in special items and $272 million in losses on discontinued operations) which reduced equity during the year. The Company reduced net debt by approximately $426 million during fiscal 2000, which partially offset the aforementioned equity decrease. The fiscal 1999 reduction of the equity percentage was primarily related to an increase in debt assumed or incurred in connection with acquisitions; this factor was partially offset by increases in equity resulting from the issuance of shares of the Company's Common Stock in connection with certain acquisitions, the issuance of the Preferred Securities, and the Company's net earnings.

                       On April 20, 2000, the Company replaced both its Credit Facility and Credit Agreement with the new $1.5 billion Senior Credit Agreement. The Senior Credit Agreement originally consisted of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001, a $300 million term loan maturing in March 2005 and a $200 million term loan maturing in March 2006. In August and September 2000, Bergen used the proceeds of the BBMC and Stadtlander dispositions to fully repay the Interim Term Loan and to repay an aggregate $54 million of the Term A and Term B loans. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 9.6% at September 30, 2000. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, acquisitions, investments, methods of operation, dividend payments and capital expenditures. Effective September 29, 2000, the Senior Credit Agreement was amended to exclude the effect of certain special items recorded by the Company in the fourth quarter of fiscal 2000 from the calculation of the required ratios and covenants.

                       On December 17, 1999, the Company entered into the Receivables Securitization Program with a bank. In February 2000, the Receivables Securitization program was amended to increase the maximum availability from $200 million to $350 million through the participation of two additional financial institutions. Through the Receivables Securitization Program, BBDC sells, on an ongoing basis, its accounts receivable to Blue Hill, a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of September 30, 2000, the Company had received net proceeds of $168 million from the sale of such receivables under the Receivables Securitization Program, and accounts receivable has been reduced by this amount in the accompanying Consolidated Balance Sheet. On December 20, 2000, the Company replaced its Receivables Securitization Program by entering into a new Receivables Securitization Agreement with a financial institution. The new Agreement is more fully described in Note 17 of Notes to Consolidated Financial Statements.

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

                       See Notes 3, 4 and 5 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Receivable Securitization Program, the Senior Credit Agreement, Credit Agreement, the Credit Facility and the Preferred Securities.

                       On September 24, 1998, the Company declared a 2-for-1 stock split on the Company's Common Stock, which was paid on December 1, 1998 to shareowners of record on November 2, 1998. All share and per share amounts presented herein have been restated to reflect the effect of this stock split.

                       Cash dividends declared on Common Stock amounted to $.170, $.225, and $.315 per share in fiscal 2000, 1999 and 1998, respectively. The fiscal 2000 dividends consisted of $.075 per share in each of the first and second quarters and $.01 per share in each of the third and fourth quarters. The fiscal 1998 amount includes a $.075 per share quarterly dividend which was declared on September 24, 1998 but not paid until December 1, 1998 to shareholders of record on November 2, 1998. The $.075 dividend constituted the Company's fiscal 1999 first quarter dividend; the declaration was made earlier than usual to coincide with the announcement of the aforementioned 2-for-1 stock split. Had the timing of the declaration been made in the usual manner, dividends for fiscal 1999 and 1998 would have been $.300 and $.240, respectively.

                       On November 17, 2000, the Company declared a regular cash dividend of $.01 per share, payable on December 6, 2000 to shareowners of record on November 28, 2000.

                       The Company's cash flows during the past three years are summarized in the following table:

	Years Ended September 30,

Dollars in millions	2000	1999	1998

Earnings from continuing operations, excluding
non-cash charges	$271.2	$211.5	$189.5
Increases in operating assets and liabilities	(124.5)	(427.8)	(121.3)

Cash flows from operating activities	146.7	(216.3)	68.2
Property acquisitions	(69.3)	(40.9)	(20.8)
Acquisition of businesses, less cash acquired	-	(248.4)	(22.6)
Net proceeds from sale of accounts receivable	168.0	-	-
Net proceeds from sale of discontinued operations	298.0	-	-
Net proceeds from (repayment of) debt, other
obligations and trust preferred securities	(495.0)	652.7	27.8
Cash dividends on Common Stock	(22.8)	(36.0)	(24.2)
Discontinued operations	(20.1)	(79.5)	(7.2)
Other - net	(27.8)	5.8	3.3

Net change in cash and cash equivalents	$(22.3)	$37.4	$24.5

                       The Company generated $146.7 million of positive operating cash flows from its continuing operations in fiscal 2000, in comparison with $216.3 million of negative operating cash flows in fiscal 1999. The positive operating cash flows in fiscal 2000 are primarily attributable to earnings excluding non-cash charges, partially offset by an increase in accounts receivable supporting the Company's revenue growth. Fiscal 1999 operating cash flows were adversely affected by unusual fluctuations in the timing of inventory purchases and the related payments.

                       During fiscal 2000, the Company significantly paid down its outstanding debt, principally with the proceeds of the BBMC and Stadtlander dispositions and the Asset Securitization program. During fiscal 1999, the Company increased its borrowings from debt and issued the trust preferred securities, principally to finance acquisitions.

                       The Company believes that internally generated cash flows, funding available under the Senior Credit Agreement, the Asset Securitization Program, trade credit extended by suppliers in the ordinary course of business, and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ from this forward-looking statement as a result of unanticipated capital requirements, changes in supplier trade credit terms, or an inability to access the capital markets on acceptable terms when, and if, necessary. The Company's debt ratings are an important factor in its ability to access capital on acceptable terms.

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

                       On January 21, 1999, the Company acquired Stadtlander, a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets (excluding debt) at fair value of approximately $40 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $405 million in the transaction. During September 2000, the Company sold substantially all of the assets and the liabilities of Stadtlander (see Note 2 of Notes to Consolidated Financial Statements).

                       The Company is in disagreement with the seller and the seller's independent auditors regarding the valuation of the net assets of Stadtlander at January 21, 1999. Notwithstanding the sale of the two Stadtlander businesses (see Note 2 of Notes to Consolidated Financial Statements), the Company did not assign to the purchasers of the assets its claims against the seller. Any amounts realized from the sellers would be recorded as an adjustment to the Company's purchase price. See Part I, Item 3, "Legal Proceedings" of this Annual Report.

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

                       On August 31, 1998, the Company acquired Lash, a privately-held healthcare reimbursement consulting firm then headquartered in Washington, D.C (now headquartered in Charlotte, North Carolina). This acquisition was accounted for as a pooling of interests for financial reporting purposes and the Company issued approximately 980,000 shares of its Common Stock to the Lash shareowners.

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

                       On May 12, 1998, the Company completed the acquisition of Pacific Criticare, a privately-held distributor of medical-surgical products located in Waipahu, Hawaii for a cash purchase price of $4.0 million. The Company acquired net assets at fair value of approximately $0.4 million net and incurred costs of $0.3 million. The Company recorded goodwill of approximately $3.9 million in the transaction.

                       Ransdell and Pacific Criticare were included in the sale of BBMC in August 2000 (see Note 2 of Notes to Consolidated Financial Statements).

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

NEW ACCOUNTING PRONOUNCEMENTS

                       In fiscal 2001, the Company plans to adopt several new accounting pronouncements issued by the Financial Accounting Standards Board and the Securities and Exchange Commission. These pronouncements are not expected to have a significant impact on the Company's reported financial position or results of operations. See Note 1 of Notes to Consolidated Financial Statements for further information.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

                       The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At September 30, 2000, the Company's debt consisted of approximately $589.1 million of fixed-rate debt with a weighted average interest rate of 7.86% and $500.5 million of variable-rate debt (consisting principally of bank borrowings under the Senior Credit Agreement) with a weighted average interest rate of 9.29%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements. If interest rates on the Senior Credit Agreement were to increase by 93 basis points (one-tenth of the rate at September 30, 2000), the impact on the pre-tax loss from continuing operations during fiscal 2000 would be an increase of approximately $4.7 million (after allocation to discontinued operations).

                       The Company is evaluating various financial instruments which would mitigate a portion of its exposure to variable interest rates.

                       The Company also believes that its interest rate exposure may be somewhat mitigated due to the favorable effect which inflation may have on the Company, specifically, manufacturers' price inflation which may accelerate concurrent with a general increase in interest rates, to the extent that the Company can take advantage of such inflation in purchasing and selling inventory. However, the Company's ability to take advantage of such factors has been impacted by constraints on the availability of cash resources.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

a.	Supplementary Data

SELECTED QUARTERLY RESULTS (unaudited)

Dollars in thousands, except for per share amounts

	Year Ended September 30, 2000

	First		Second	Third	Fourth		Fiscal
	Quarter		Quarter	Quarter	Quarter		Year

Net sales and other revenues:
Excluding bulk shipments to
customers' warehouses	$4,510,098		$4,572,727	$4,805,443	$4,837,343		$18,725,611
Bulk shipments to customers'
warehouses	1,115,259		1,000,777	993,010	1,108,245		4,217,291

Total net sales and
other revenues	$5,625,357		$5,573,504	$5,798,453	$5,945,588		$22,942,902

Gross profit from continuing
operations	$299,510		$315,708	$319,310	$304,619		$1,239,147

Earnings (loss) from continuing
operations	$20,871		$23,725	$19,713	$(545,335)	(a)	$(481,026)
Discontinued operations:
Loss from operations	(6,220)		(6,431)	(8,199)	-		(20,850)
Loss on dispositions	-		-	(250,962)	-		(250,962)

Net earnings (loss)	$14,651		$17,294	$(239,448)	$(545,335)		$(752,838)

Earnings (loss) per share-
diluted (b):
Continuing operations	$0.16		$0.18	$0.15	$(4.05)	(a)	$(3.58)
Discontinued operations:
Loss from operations	(0.05)		(0.05)	(0.06)	-		(0.15)
Loss on dispositions	-		-	(1.87)	-		(1.87)

Net earnings (loss)	$0.11		$0.13	$(1.78)	$(4.05)		$(5.60)

Cash dividends declared per
Class A Common share	$0.075		$0.075	$0.010	$0.010		$0.170

Market prices per Class A
Common share	$11 3/16-6 7/16		$10 7/8-4 1/2	$6 11/16-4 7/8	$11 15/16-5 9/16		$11 15/16-4 1/2

	Year Ended September 30, 1999

	First		Second	Third	Fourth		Fiscal
	Quarter		Quarter	Quarter	Quarter		Year

Net sales and other revenues:
Excluding bulk shipments to
customers' warehouses	$3,741,689		$4,030,346	$4,148,248	$4,217,581		$16,137,864
Bulk shipments to customers'
warehouses	1,060,212		717,717	1,061,103	1,217,447		4,056,479

Total net sales and
other revenues	$4,801,901		$4,748,063	$5,209,351	$5,435,028		$20,194,343

Gross profit from continuing
operations	$164,724		$198,557	$269,302	$268,726		$901,309

Earnings (loss) from continuing
operations	$27,550		$37,115	$35,966	$(16,251)	(c)	$84,380
Discontinued operations	333		1,327	(3,181)	(12,286)		(13,807)

Net earnings (loss)	$27,883		$38,442	$32,785	$(28,537)		$70,573

Earnings (loss) per share-
diluted (b):
Continuing operations	$0.26		$0.34	$0.28	$(0.12)	(c)	$0.71
Discontinued operations	0.01		0.01	(0.02)	(0.09)		(0.12)

Net earnings (loss)	$0.27		$0.35	$0.26	$(0.21)		$0.59

Cash dividends declared per
Class A Common share	$-	(d) $	0.075	$0.075	$0.075		$0.225

Market prices per Class A
Common share	$35 -21 1/16		$37 3/4-19 15/16	$25 5/8-14 3/8	$17 1/4-9 7/8		$37 3/4-9 7/8

(a)	Includes provision for goodwill impairment of $505.3 million, no income tax effect; provision for doubtful receivables of $40.4 million, net of income tax benefit of $26.3 million; restructuring expenses of $6.5 million, net of income tax benefit of $4.2 million; abandonment of capitalized software of $3.8 million, net of income tax benefit of $2.5 million; officer severance of $2.4 million, net of income tax benefit of $1.6 million; and
impairment of investment of $3.0 million, net of income tax benefit of $2.0 million.

(b)	Sum of quarterly EPS does not equal the EPS for the year. For the fourth quarters of both fiscal 2000 and 1999, diluted EPS was the same as basic EPS; due to the Company's net losses in those quarters, the effect of stock options was anti-dilutive and, therefore, excluded from the
EPS calculations.

(c)	Includes special provision for doubtful receivables of $27.8 million, net of income tax benefit of $18.2 million.

(d)	The fiscal 1999 first quarter dividend was declared on September 24, 1998 and paid on December 1, 1998 and was recorded on the declaration date in the fourth quarter of fiscal 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Bergen Brunswig Corporation Class A Common Stock is listed on the New York Stock Exchange. There were approximately 2,100 Class A
Common Stock shareowners of record on September 30, 2000.

[	COVER	]	||	[	TABLE OF CONTENTS	]

b.	Financial Statements

STATEMENTS OF CONSOLIDATED EARNINGS

Dollars in thousands, except for per share amounts

Years Ended September 30,	2000	1999	1998

Consolidated Earnings:
Net sales and other revenues:
Excluding bulk shipments to customers' warehouses	$18,725,611	$16,137,864	$12,943,739
Bulk shipments to customers' warehouses	4,217,291	4,056,479	3,401,651

Total net sales and other revenues	22,942,902	20,194,343	16,345,390

Costs and expenses:
Cost of sales	21,703,755	19,293,034	15,719,398
Distribution, selling, general and administrative expenses	879,189	625,470	406,771
Provision for doubtful receivables	143,306	60,549	10,612
Special charges	526,252	-	19,942

Total costs and expenses	23,252,502	19,979,053	16,156,723

Operating earnings (loss) from continuing operations	(309,600)	215,290	188,667
Net interest expense	112,016	59,223	29,601
Impairment of investment	5,000	-	-

Earnings (loss) from continuing operations before taxes on income
and distributions on preferred securities of subsidiary trust	(426,616)	156,067	159,066
Taxes on income from continuing operations	40,306	66,811	63,819

Earnings (loss) from continuing operations before distributions
on preferred securities of subsidiary trust	(466,922)	89,256	95,247
Distributions on preferred securities of subsidiary trust, net
of income tax benefit of $9,296 in 2000 and $3,184 in 1999	(14,104)	(4,876)	-

Earnings (loss) from continuing operations	(481,026)	84,380	95,247
Discontinued operations, net of income tax benefit:
Loss from operations	(20,850)	(13,807)	(92,145)
Loss on dispositions	(250,962)	-	-

Net earnings (loss)	$(752,838)	$70,573	$3,102

Earnings (loss) per share:
Basic:
Continuing operations	$(3.58)	.72	$.94
Discontinued operations:
Loss from operations	(.15)	(.12)	(.91)
Loss on dispositions	(1.87)	-	-

Net earnings (loss)	$(5.60)	$.60	$.03

Diluted:
Continuing operations	$(3.58)	$.71	$.93
Discontinued operations:
Loss from operations	(.15)	(.12)	(.90)
Loss on dispositions	(1.87)	-	-

Net earnings (loss)	$(5.60)	$.59	$.03

Weighted average number of shares outstanding:
Basic	134,504	117,835	101,118

Diluted	134,504	119,095	102,620

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

September 30,	2000	1999

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,032	$116,356
Accounts and notes receivable, less allowance for
doubtful receivables: 2000, $183,373; 1999, $96,793	1,232,300	1,292,609
Inventories	2,067,335	1,681,538
Income taxes receivable	72,189	37,918
Deferred income taxes	29,887	-
Prepaid expenses	21,783	17,066
Net assets of discontinued operations	-	684,445

Total current assets	3,517,526	3,829,932

PROPERTY - AT COST:
Land	17,210	9,540
Buildings and leasehold improvements	115,644	107,586
Equipment and fixtures	225,745	225,147

Total property	358,599	342,273
Less accumulated depreciation and amortization	150,091	148,982

Property - net	208,508	193,291

OTHER ASSETS:
Goodwill - net	658,640	1,210,770
Other investments	18,179	9,553
Noncurrent receivables	16,293	18,960
Deferred income taxes	25,153	15,229
Deferred charges and other assets	127,125	121,717

Total other assets	845,390	1,376,229

TOTAL ASSETS	$4,571,424	$5,399,452

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

CONSOLIDATED BALANCE SHEETS

Dollars in thousands

September 30,	2000	1999

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
Accounts payable	$2,017,130	$1,586,409
Accrued liabilities	249,712	202,553
Customer credit balances	161,420	170,594
Deferred income taxes	-	56,797
Current portion of long-term debt	22,364	544,260
Current portion of other long-term obligations	1,388	1,366

Total current liabilities	2,452,014	2,561,979

Long-term debt, net of current portion	1,067,282	993,344
Other long-term obligations, net of current portion	28,879	48,639

Total long-term obligations	1,096,161	1,041,983

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely subordinated notes of the Company	300,000	300,000

Commitments and contingencies (Notes 9 and 12)

Shareowners' equity:
Capital stock:
Preferred - Authorized: 3,000,000 shares; issued: none	-	-
Class A Common - Authorized: 300,000,000 shares;
issued: 2000, 137,899,552 shares; 1999, 137,316,182 shares	206,849	205,974
Paid-in capital	821,354	818,564
Accumulated other comprehensive income	13	235
Retained earnings (deficit)	(279,754)	495,930

Total	748,462	1,520,703

Treasury shares, at cost: 2000, 3,110,673 shares;
1999, 3,110,671 shares	(25,213)	(25,213)

Total shareowners' equity	723,249	1,495,490

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$4,571,424	$5,399,452

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

STATEMENTS OF CONSOLIDATED SHAREOWNERS' EQUITY

	Class A Common		Paid-in	Retained	Treasury Shares			Total
				Earnings				Shareowners'
Dollars and shares in thousands	Shares	Amount	Capital	(Deficit)	Shares	Amount	Other	Equity

Balance, September 30, 1997	111,740	$167,611	$72,555	$492,565	(10,910)	$(88,279)	$409	$644,861
Net earnings	-	-	-	3,102	-	-	-	3,102
Exercise of stock options	95	142	2,087	-	261	2,110	-	4,339
Cash dividends declared,	-	-	-	(31,939)	-	-	-	(31,939)
$0.315 per share
Change in accumulated other
comprehensive income,
net of income tax	-	-	-	-	-	-	(541)	(541)
Acquisition of businesses	-	-	5,589	(10,074)	1,696	13,727	-	9,242

Balance, September 30, 1998	111,835	$167,753	$80,231	$453,654	(8,953)	$(72,442)	$(132)	$629,064
Net earnings	-	-	-	70,573	-	-	-	70,573
Exercise of stock options and
issuance of restricted shares	791	1,185	9,689	-	-	-	-	10,874
Employee stock purchase plan	32	48	419	-	-	-	-	467
Cash dividends declared,	-	-	-	(28,325)	-	-	-	(28,325)
$0.225 per share
Change in accumulated other
comprehensive income,
net of income tax	-	-	-	-	-	-	367	367
Acquisition of businesses	24,658	36,988	728,225	28	5,842	47,229	-	812,470

Balance, September 30, 1999	137,316	$205,974	$818,564	$495,930	(3,111)	$(25,213)	$235	$1,495,490
Net loss	-			(752,838)	-	-	-	(752,838)
Exercise of stock options and
issuance of restricted shares	175	263	1,055	-	-	-	-	1,318
Employee stock purchase plan	409	612	1,735	-	-	-	-	2,347
Cash dividends declared,	-	-	-	(22,846)	-	-	-	(22,846)
$0.170 per share
Change in accumulated other
comprehensive income,
net of income tax	-	-	-	-	-	-	(222)	(222)

Balance, September 30, 2000	137,900	$206,849	$821,354	$(279,754)	(3,111)	$(25,213)	$13	$723,249

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

STATEMENTS OF CONSOLIDATED CASH FLOWS

Dollars in thousands

Years Ended September 30,	2000	1999	1998

Operating Activities
Earnings (loss) from continuing operations	$(481,026)	$84,380	$95,247
Adjustments to reconcile earnings (loss) from continuing
operations to net cash flows from operating activities:
Provision for doubtful receivables	143,306	60,549	10,612
Depreciation and amortization of property	45,594	29,877	22,230
Loss on dispositions of property	864	947	1,137
Amortization of intangible assets	37,104	21,165	9,756
Amortization of debt financing costs	12,228	1,180	500
Goodwill impairment	505,300	-	-
Abandonment of capitalized software	6,309	-	5,307
Investment impairment	5,000	-	-
Non-cash restructuring expenses	10,670	-	-
Deferred compensation	5,884	2,552	2,809
Deferred income taxes	(20,051)	10,840	41,955
Effects of changes, net of acquisitions and dispositions:
Receivables	(248,332)	(221,872)	(158,319)
Inventories	(385,797)	(262,731)	(133,813)
Income taxes receivable/payable	24,055	8,051	(31,888)
Prepaid expenses and other assets	(1,319)	(33,414)	(13,670)
Accounts payable	430,721	10,532	233,452
Accrued liabilities	65,385	38,351	21,706
Customer credit balances	(9,174)	33,289	(38,805)

Net cash flows from operating activities	146,721	(216,304)	68,216

Investing Activities
Property acquisitions	(69,309)	(40,918)	(20,835)
Net proceeds from sale of accounts receivable	168,002	-	-
Net proceeds from sale of discontinued operations	297,995	-	-
Acquisition of businesses, less cash acquired	-	(248,405)	(22,578)
Other	(13,891)	2,456	(976)

Net cash flows from investing activities	382,797	(286,867)	(44,389)

Financing Activities
Net revolving unsecured bank loan activity	(249,717)	79,717	30,000
Net commercial paper activity	(692,891)	692,891	-
Net revolving secured bank loan activity	55,000	-	-
Proceeds from secured bank term loans, net of issuance costs	668,000	-	-
Proceeds from issuance of trust preferred securities,
net of issuance costs	-	289,825	-
Redemption of senior subordinated notes	-	(16,881)	-
Repayment of secured bank term loans	(254,436)	-	-
Repayment of other obligations, principally debt
of acquired entities in 1999	(20,963)	(392,812)	(2,202)
Distributions paid on trust preferred securities	(17,550)	(8,060)	-
Shareowners' equity transactions:
Exercise of stock options and issuance of restricted shares	1,318	10,874	4,339
Employee stock purchase plan	2,347	467	-
Cash dividends paid on Common Stock	(22,846)	(36,042)	(24,223)

Net cash flows from financing activities	(531,738)	619,979	7,914

Discontinued operations	(20,104)	(79,455)	(7,231)

Net increase (decrease) in cash and cash equivalents	(22,324)	37,353	24,510
Cash and cash equivalents at beginning of year	116,356	79,003	54,493

Cash and cash equivalents at end of year	$94,032	$116,356	$79,003

Supplemental Cash Flow Disclosures:
Cash paid during the year for:
Interest	$172,888	$67,714	$37,823
Income taxes, net of refunds	31,806	60,637	61,731

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended September 30, 2000, 1999, and 1998

1.	Summary of Significant Accounting Policies

Basis of Presentation

            The consolidated financial statements include the accounts of Bergen Brunswig Corporation and its subsidiaries (the "Company"), after elimination of the effect of intercompany transactions and balances. Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements and notes to conform to 2000 presentations.

            The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from these estimates and assumptions.

Cash Equivalents

            The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

            Inventories for certain subsidiaries of the Company's Pharmaceutical Distribution segment (approximately 97% of the Company's inventories at September 30, 2000) are valued at the lower of cost or market, determined on the last-in, first-out (LIFO) method. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been higher than reported by $159.0 million and $147.7 million at September 30, 2000 and 1999, respectively.

Property

            Depreciation and amortization of property are computed principally on a straight-line basis over estimated useful lives or lease terms, if shorter. Generally, the estimated useful lives are 15 to 40 years for buildings and leasehold improvements, and 3 to 10 years for equipment and fixtures.

Goodwill

            Goodwill, defined as the excess of cost over net assets of acquired companies (net of accumulated amortization of $603.9 million at September 30, 2000 and $572.2 million at September 30, 1999), is amortized on a straight-line basis principally over 40 years. The Company assesses the recoverability of goodwill using a fair value approach, based on discounted future operating cash flows, considering sales and operating earnings trends and other operating factors. See Note 13 for a charge the Company recorded in fiscal 2000 related to impairment of goodwill at PharMerica.

Noncurrent Receivables

            Noncurrent receivables include notes receivable from employees and officers due at the Company's discretion in the amount of $4.4 million and $5.5 million at September 30, 2000 and 1999, respectively.

Impairment of Other Long-Lived Assets

            The Company assesses the impairment of long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying amounts. An impairment loss is measured by comparing the asset's carrying amount to its fair value, generally using a discounted cash flow analysis.

Investments

            Investments consist principally of equity interests in entities in which the Company holds a 20%-to-50% ownership; these investments are accounted for under the equity method. The Company has two such investments at September 30, 2000: (a) an approximate 33% interest in an entity which provides medical management services and software primarily to healthcare providers in the oncology sector and (b) a 40% ownership interest in a healthcare provider network specializing in oncologist practitioners.

            The Company's investments in debt securities and equity securities in which the Company holds less than a 20% ownership interest are classified as "available for sale" securities and are carried at fair value, with unrealized gains and losses excluded from earnings, and reported as a separate component of shareowners' equity. Realized gains and losses on such investments are determined by the specific identification method and are included in net earnings. Such realized gains and losses for the years ended September 30, 2000, 1999 and 1998 were not material.

Revenue Recognition

            The Company records revenues when product is shipped and title passes, or services are provided to its customers. Along with other companies in the drug distribution industry, the Company reports as revenues the gross dollar amount of bulk shipments to customers' warehouses and the related costs in cost of sales. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. Gross profit earned by the Company on bulk shipments was not material in any year presented. During each of the fiscal years ended September 30, 2000, 1999 and 1998, the Company's Pharmaceutical Distribution segment made bulk shipments to one customer's warehouses which comprised approximately 16%, 16% and 14%, respectively, of the Company's consolidated total net sales and other revenues in those years.

Comprehensive Income

            Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This statement defines comprehensive income as all changes in equity during a period from non-owner sources. The Company has no material differences between net earnings and comprehensive income. Therefore, statements of comprehensive income have not been presented.

Accounting Pronouncements

            In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard becomes effective in the first quarter of the Company's fiscal year 2001. The adoption of this standard will not have a material effect on the Company's consolidated financial position, results of operations or cash flows, and any effect will generally be limited to the form and content of its disclosures.

            In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB 101 in the fourth quarter of fiscal year 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on its consolidated results of operations or financial position.

            In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 clarifies the application of Accounting Principles Board ("APB") Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The Company believes that the adoption of FIN 44 will not have a material effect on its consolidated results of operations or financial position.

            In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS No. 125 which has the same title. SFAS 140 revises the standards for securitizations and other transfers of financial assets and expands the disclosure requirements for such transactions, but it carries over most of SFAS No. 125's provisions without change. Under SFAS 140, consistent standards are provided for distinguishing financial asset transfers which are sales from financial asset transfers which are secured borrowings. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is to be applied prospectively. Management is in the process of evaluating this standard, but does not believe that it will change the Company's treatment of financial asset transfers under its Asset Securitization program, which are accounted for as sales, or have any material effect on the Company's consolidated financial position, results of operations, or cash flows. It is expected that any effect will generally be limited to the form and content of the related financial statement disclosures.

            In September 2000, the FASB's Emerging Issues Task Force released its discussion on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. The consensus guidance must be adopted by the fourth quarter of the Company's fiscal year 2001. Management is in the process of evaluating this standard, but believes that any effect will generally be limited to the form and content of its financial statement disclosures.

[	COVER	]	||	[	TABLE OF CONTENTS	]

2.	Discontinued Operations

            On June 26, 2000, the Company announced that it had entered into a definitive agreement to sell the stock of Bergen Brunswig Medical Company ("BBMC") to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., for approximately $181 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments which the Company does not believe will have a material effect on its Consolidated Financial Statements. The regulatory approvals and other closing conditions were satisfied during the fourth quarter, and the sale was consummated on August 16, 2000. The net proceeds from this divestiture were used to pay down a portion of the $200 million interim term loan maturing in October 2001 as required under the Senior Credit Agreement (See Note 4).

            On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander Operating Company, LLC ("Stadtlander") to ProCare Pharmacy, Inc., a subsidiary of CVS Corporation, for approximately $124 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments, which the Company does not believe will have a material effect on its Consolidated Financial Statements. The transaction was structured as a sale of assets and was consummated on September 18, 2000. In addition, the corrections division of Stadtlander, that portion of the business that provides pharmaceuticals to prison inmate populations, was sold to Secure Pharmacy Plus, Inc. for approximately $8 million in a cash transaction that was consummated on September 20, 2000. The net proceeds from the divestitures of the two Stadtlander businesses were used to pay off the remaining portion of the $200 million interim term loan and a portion of other debt as required under the Senior Credit Agreement. The Company expects to receive approximately $132 million of income tax refunds during fiscal 2001 and 2002 in connection with the losses recorded on the Stadtlander divestitures.

            The Company has reclassified both BBMC (formerly the principal component of the Other Businesses segment) and the Stadtlander business segment as discontinued operations in the accompanying Consolidated Financial Statements.

            The loss from discontinued operations includes results through June 30, 2000 (including interest expense allocations based on the expected cash proceeds from the sale of the two businesses and the average bank interest rates incurred during the periods), net of income taxes. Discontinued operations for the fiscal years ended September 30, 2000, 1999 and 1998 are as follows:

In thousands	2000	1999	1998

Net sales and other revenues	$873,816	$1,051,195	$776,278
Costs and expenses	889,774	1,058,432	859,046

Operating loss	(15,958)	(7,237)	(82,768)
Net interest expense	18,101	14,920	10,395

Loss before income tax benefit	(34,059)	(22,157)	(93,163)
Income tax benefit	(13,209)	(8,350)	(1,018)

Loss from operations	$(20,850)	$(13,807)	$(92,145)

            The Company recognized a loss on the dispositions of BBMC and Stadtlander of approximately $251 million, net of income tax benefits of approximately $132 million, in the quarter ended June 30, 2000. Substantially all of the loss is related to the non-cash write-off of goodwill. Also included in the loss on dispositions are the operating losses of BBMC and Stadtlander, including interest expense allocations, from July 1, 2000 through the transaction closing dates. The loss on dispositions is detailed as follows:

In thousands

Net assets in excess of estimated
net proceeds of sale	$(369,466)
Estimated operating results through
transaction closing dates	(8,536)
Write-off of unamortized debt financing costs	(5,394)

Pre-tax loss on dispositions	(383,396)
Income tax benefits	(132,434)

Net loss on dispositions	$(250,962)

            The current asset section of the Consolidated Balance Sheets includes, as reclassified at September 30, 1999, net assets of discontinued operations which would normally appear in the following balance sheet categories:

In thousands

Accounts and notes receivable (net)	$191,513
Inventories	132,178
Property (net)	47,154
Goodwill (net)	431,654
Prepaid expenses and other assets	17,916

Total assets	820,415

Accounts payable	107,282
Accrued liabilities	28,688

Total liabilities	135,970

Net assets of discontinued operations	$684,445

[	COVER	]	||	[	TABLE OF CONTENTS	]

3.	Accounts Receivable Securitization

            On December 17, 1999, the Company entered into the Receivables Securitization Program with a bank. In February 2000, the Receivables Securitization program was amended to increase the maximum availability from $200 million to $350 million. Through the Receivables Securitization Program, Bergen Brunswig Drug Company ("BBDC") sells, on an ongoing basis, its accounts receivable to Blue Hill, a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Sales are recorded at the estimated fair value of the receivables sold, reflecting discounts for the time value of money based on specified interest rates and estimated credit losses; the weighted average rate for the program was approximately 7.45% at September 30, 2000.

            As of September 30, 2000, the Company had outstanding net proceeds of $168.0 million from the sale of such receivables under the Receivables Securitization Program, and accounts receivable has been reduced by this amount in the accompanying Consolidated Balance Sheet. As sold receivables are collected, additional receivables may be sold under the program. Aggregate discount and fees of approximately $17.0 million on the sold receivables are included in net interest expense in the accompanying Statement of Consolidated Earnings for the fiscal year ended September 30, 2000.

            On December 20, 2000, the Company replaced its Receivables Securitization Program by entering into a new Receivables Securitization Agreement with a financial institution (see Note 17).

[	COVER	]	||	[	TABLE OF CONTENTS	]

4.	Long-Term Debt

            Long-term debt at September 30, 2000 and 1999 consisted of the following:

Dollars in thousands	2000	1999

7 3/8% senior notes due 2003	$149,744	$149,633
7 1/4% senior notes due 2005	99,837	99,802
8 3/8% senior subordinated notes due 2008	308,119	308,119
Revolving credit facilities averaging 7.12%
and 6.00%, respectively	55,000	249,717
Term loan due 2005, at 9.21%	254,637	-
Term loan due 2006, at 10.03%	190,927	-
Commercial paper averaging 5.72%	-	692,891
7% convertible subordinated debentures due 2006	20,609	20,609
6 7/8% exchangeable subordinated
debentures due 2011	8,425	8,425
10% unsecured promissory note	-	4,500
Other	2,348	3,908

Total	1,089,646	1,537,604

Less current portion (see below)	22,364	544,260

Total	$1,067,282	$993,344

            On April 20, 2000, the Company replaced both its Credit Facility and Credit Agreement with a new $1.5 billion Senior Credit Agreement. The Senior Credit Agreement originally consisted of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001, a $300 million term loan maturing in March 2005 and a $200 million term loan maturing in March 2006. In August and September 2000, Bergen used the proceeds of the BBMC and Stadtlander dispositions to fully repay the Interim Term Loan and to repay an aggregate $54 million of the Term A and Term B loans. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. There were no outstanding revolving loans at September 30, 2000. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 9.6% at September 30, 2000. The Company pays monthly commitment fees to maintain the availability of revolving loans under the Senior Credit Agreement. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, acquisitions, investments, methods of operation, dividend payments and capital expenditures. Effective September 29, 2000, the Senior Credit Agreement was amended to exclude the effect of certain special items recorded by the Company in the fourth quarter of fiscal 2000 from the calculation of the required ratios and covenants.

            One of the Company's subsidiaries has a $55 million bank revolving credit facility which expires on May 20, 2001. Borrowings under the facility bear interest at 0.5% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement for which the Company incurs a fee of 2.75%.

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

            Aggregate borrowings under the Senior Credit Agreement, Credit Facility, Credit Agreement, other revolving credit facilities, discretionary lines and the Commercial Paper Agreements amounted to approximately $501 million and $943 million at September 30, 2000 and 1999, respectively. An aggregate of $21 million of such outstanding borrowings at September 30, 2000 has been classified in the current portion of long-term debt based on the scheduled future repayments within the next year as required under the Senior Credit Agreement.

            The maximum outstanding borrowings at any quarter end under the Senior Credit Agreement, Credit Facility, Credit Agreement, other revolving credit facilities, discretionary lines and the Commercial Paper Agreements for the years ended September 30, 2000 and 1999 were $865 million and $943 million, respectively.

            On June 25, 1999, PharMerica, Inc. ("PharMerica"), a wholly-owned subsidiary of the Company, completed an offer to purchase its unsecured 8 3/8% Senior Subordinated Notes due 2008 (the "8 3/8% Senior Notes"). Holders tendered an aggregate principal amount of $16.9 million in response to PharMerica's offer to purchase the 8 3/8% Senior Notes at a cash price equal to $1,010 per $1,000 principal amount, plus interest. The offer was required as a result of the acquisition of PharMerica by the Company on April 26, 1999 according to the terms of the indenture under which the 8 3/8% Senior Notes were issued.

            During November 1999, a $4.5 million 10% unsecured promissory note, which the Company assumed in connection with the acquisition of PharMerica, was repaid when PharMerica agreed to offset the $4.5 million against the outstanding accounts receivable balance of the noteholder, who is a PharMerica customer.

            On May 23, 1995, the Company sold $100 million aggregate principal amount of unsecured
7 1/4% Senior Notes due June 1, 2005 (the "7 1/4% Notes"). On January 14, 1993, the Company sold $150 million aggregate principal amount of unsecured 7 3/8% Senior Notes due January 15, 2003 (the "7 3/8% Notes"). The 7 1/4% Notes and 7 3/8% Notes are not redeemable prior to maturity and are not entitled to any sinking fund. Interest on the 7 1/4% Notes is payable semi-annually on June 1 and December 1 of each year. Interest on the 7 3/8% Notes is payable semi-annually on January 15 and July 15 of each year. The carrying value of the 7 1/4% Notes and 7 3/8% Notes represents gross proceeds plus amortization of the original issue discount ratably over the life of each issue.

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

            Scheduled future principal payments of long-term debt are $22.3 million in fiscal 2001, $47.5 million in fiscal 2002, $270.3 million in fiscal 2003, $84.7 million in fiscal 2004, $236.5 million in 2005, and $428.3 million thereafter.

[	COVER	]	||	[	TABLE OF CONTENTS	]

5.	Preferred Securities of Trust

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

6.	Capital Stock, Paid-in Capital and Stock Options

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

            During fiscal 1999, the Company's shareowners approved the following stock-related compensation plans:

*	the 1999 Employee Stock Purchase Plan ("ESPP")

*	the 1999 Management Stock Accumulation Plan ("MSAP")

*	the 1999 Non-Employee Directors' Stock Plan ("NDSP")

*	the 1999 Deferred Compensation Plan ("DCP")

*	the 1999 Management Stock Incentive Plan ("MSIP")

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

            Unless terminated sooner by the Board, the ESPP will terminate upon the earliest of (i) January 1, 2009; (ii) the date on which all shares available for issuance under the ESPP have been sold pursuant to the purchase rights exercised under the ESPP; or (iii) the date on which all purchase rights are exercised in connection with certain other transactions as defined in the ESPP. During fiscal 2000 and 1999, 408,317 and 31,801 shares, respectively, of Common Stock were sold under the ESPP at weighted average prices of $5.750 and $14.662 per share, respectively. At September 30, 2000, 59,882 shares remained available for sale.

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

            During the term of each loan, the Company may award credits to participants based on the attainment of certain specified corporate performance goals selected by the Company and established at the commencement of the loan term. The dollar equivalent of any credits earned and accumulated by a participant are applied to the repayment of the loan at the loan expiration date. To the extent that a participant's accumulated credits are insufficient to repay the loan in full, the participant remains responsible for full repayment which must occur no later than 90 days after the loan's expiration date. MSAP remains in effect for as long as there is a loan outstanding. No loan may be issued under the MSAP after September 30, 2004. There were no loans outstanding under the MSAP at September 30, 2000.

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

            In addition to the awards described above, the NDSP provides that each non-employee director receives awards of stock options to purchase shares of Common Stock. Upon election to the Board, each non-employee director receives an initial award of an option to purchase 20,000 shares of Common Stock. Each non-employee director who was a member of the Board on the adoption date of the NDSP was also awarded an option to purchase 20,000 shares of Common Stock. Subsequent to the initial award, each non-employee director receives an annual award of an option to purchase 6,000 shares of Common Stock. Options awarded pursuant to the NDSP generally vest and become exercisable in equal installments as of each of the first three Annual Shareowners' meetings following the date of grant. During 2000 and 1999, non-employee directors were awarded 9,411 and 3,318 restricted shares, respectively, of Common Stock at $8.75 and $24.91 per share, respectively, and were awarded options to purchase 54,000 and 180,000 shares, respectively, of Common Stock at $5.53 and $21.38 per share, respectively. At September 30, 2000, 503,271 shares remained available for issuance. Unless terminated earlier by the Board, the NDSP will terminate on April 22, 2009.

            The DCP, an unfunded plan, under which an aggregate of 2,000,000 shares of Common Stock are authorized for issuance, allows eligible officers, directors and key management employees, to defer a portion of his or her annual compensation in the form of cash or stock credits. Stock credits, including dividend equivalents, are equal to the full and fractional number of shares of Common Stock that could be purchased with the participant's compensation allocated to stock credits based on the average of closing prices of Common Stock during each month, plus, at the Board's discretion, up to one-half of a share of Common Stock for each full share credited. Stock credit distributions are made in shares of Common Stock. No shares of Common Stock have been issued under the DCP at September 30, 2000.

            The MSIP, under which 10,000,000 shares of Common Stock could be issued to eligible individuals who are officers, key employees or consultants of the Company, authorizes certain stock awards, stock options, stock appreciation rights and conditional performance share awards. Stock options awarded under the MSIP entitle the participant to acquire a specified number of shares of Common Stock at an exercise price determined by the Company's Compensation / Stock Option Committee. Such options expire no later than ten years from the date of grant. At September 30, 2000, there were 3,022,617 option shares outstanding, including 240,646 shares converted from options under PharMerica's stock option plans, and 6,977,383 shares available for grant under the MSIP. No other stock awards were outstanding at September 30, 2000.

            At September 30, 2000, there were outstanding options to purchase 5,464,967 shares of Common Stock under the amended and restated 1989 stock incentive and 1983 stock option plans at prices per share not less than the fair market value on the dates the options were granted. No additional options may be granted under these plans.

            Stock appreciation rights may be offered to some or all of the employees who hold or receive options granted under the stock option plans. No stock appreciation rights were outstanding as of September 30, 2000, 1999, or 1998.

            The Company accounts for its stock option plans under APB No. 25. However, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). No compensation cost has been recognized for the Company's NDSP or stock option plans. Had compensation cost for the Company's NDSP, MSIP and 1989 stock incentive plan been determined based on the fair value at the grant date for grants in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net earnings and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998

	(in thousands, except per share amounts)

Net earnings (loss) - as reported	$(752,838)	$70,573	$3,102
Net earnings (loss) - pro forma	$(761,521)	$63,790	$576
Diluted earnings (loss) per share - as reported	$(5.60)	$0.59	$0.03
Diluted earnings (loss) per share - pro forma	$(5.66)	$0.54	$0.01

            The fair value of options granted under the NDSP, MSIP and the 1989 stock incentive plan during fiscal 2000, 1999 and 1998 were used to calculate the pro forma net earnings and diluted earnings per share above, on the various grant dates, using a binomial option-pricing model with the following weighted average assumptions:

	2000	1999	1998

Dividend yield	.3%	2.0%	2.0%
Expected volatility	68.8%	60.3%	46.9%
Risk-free interest rate	6.6%	5.6%	4.9%
Expected life	4 years	4 years	4 years
Fair value of grants	$3.60	$12.00	$8.65

            Changes in the number of shares represented by outstanding options under the Company's stock-related compensation plans during the years ended September 30, 2000, 1999 and 1998 are summarized as follows:

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	8,235,638	$15.21	7,065,460	$15.21	4,467,584	$9.13
Options granted ($5.53 to
$24.91 per share)	2,791,640	6.40	859,060	19.57	3,105,716	23.06
Options converted from
PharMerica plans ($12.29 to $43.78
$43.78 per share)	-	-	1,534,646	31.96	-	-
Options exercised ($2.97 to
$24.91 per share)	(165,642)	7.02	(786,269)	8.54	(355,546)	7.97
Options canceled ($2.97 to
$43.78 per share)	(2,140,052)	22.89	(437,259)	31.18	(152,294)	13.65

Outstanding at end of year (2000,
$5.53 to $40.00 per share)	8,721,584	$13.83	8,235,638	$18.56	7,065,460	$15.21

Exercisable at end of year	4,665,784	$15.34	4,462,949	$16.80	2,772,161	$8.26

Available for grant at end of year	8,477,726		9,128,875		327,488

            The following table summarizes information concerning outstanding and exercisable options at September 30, 2000:

			Options Outstanding			Options Exercisable

				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
Range of exercise prices			Outstanding	Life	Price	Exercisable	Price

$5.53			1,804,000	9.48	$5.53	-	$-
$5.72	-	$8.90	1,893,044	2.72	7.65	1,188,084	7.13
$9.77	-	$13.00	1,675,234	5.64	11.27	1,531,129	11.10
$14.57	-	$21.37	1,615,515	7.82	20.04	749,853	19.92
$24.91	-	$40.00	1,733,791	7.89	25.89	1,196,718	26.02

			8,721,584	6.63	$13.83	4,665,784	$15.34

            At September 30, 2000, an aggregate of 20,890,407 shares of Class A Common Stock were reserved for the exercise of stock options and for issuance under the ESPP, NDSP, DCP and the elective retirement savings plan (see Note 11).

[	COVER	]	||	[	TABLE OF CONTENTS	]

7.	Business Acquisitions

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

            If the acquisition of PharMerica had occurred as of the beginning of the fiscal year ended September 30, 1999, unaudited pro forma net sales and other revenues, earnings from continuing operations, and diluted earnings per share from continuing operations would have been as follows:

Dollars in millions, except per share amounts	Fiscal Year Ended September 30, 1999

Net sales and other revenues	$20,427.3

Earnings from continuing operations	$89.2

Diluted earnings per share from continuing operations	$0.66

            The pro forma operating results above include the results of operations for PharMerica for the fiscal year ended September 30, 1999 with increased goodwill amortization along with other relevant adjustments to reflect fair value of the acquired assets. Pro forma operating results above include the special after-tax charge of $27.8 million (see Note 13). Additionally, the pro forma operating results include the effect of decreased interest expense attributable to PharMerica becoming a co-borrower under the Company's credit facilities; pro forma adjustments to the provision for taxes on income to reflect, primarily, higher non-deductible goodwill amortization; and pro forma issuance of the Company's Common Stock reflected in the weighted average number of shares outstanding for the computations of pro forma diluted earnings per share.

            The results of operations reflected in the pro forma information above are not necessarily indicative of the results which would have been reported if the PharMerica acquisition had been effected at the beginning of the 1999 fiscal year.

            On January 21, 1999, the Company acquired Stadtlander, a national leader in disease-specific pharmaceutical care delivery for transplant, HIV, infertility and serious mental illness patient populations and a leading provider of pharmaceutical care to the privatized corrections market, headquartered in Pittsburgh, Pennsylvania. The Company paid approximately $195 million in cash and issued approximately 5.7 million shares of Common Stock, previously held as Treasury shares, valued at approximately $140 million. The Company acquired net assets (excluding debt) at fair value of approximately $40 million, assumed debt of approximately $100 million and incurred costs of approximately $10 million. The Company recorded goodwill of approximately $405 million in the transaction. During September 2000, the Company sold substantially all of the assets and the liabilities of Stadtlander (see Note 2).

            The Company is in disagreement with the seller and the seller's independent auditors regarding the valuation of the net assets of Stadtlander at January 21, 1999. Notwithstanding the sale of the two Stadtlander businesses (see Note 2), the Company did not assign to the purchasers of the assets its claims against the seller. Any amounts realized from the sellers would be recorded as an adjustment to the Company's purchase price. See Part I, Item 3, "Legal Proceedings" of this Annual Report.

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

            Had the acquisitions of J.M. Blanco and MII occurred at the beginning of fiscal 1999, the pro forma inclusion of their operating results would not have had a significant effect on the reported consolidated net sales and other revenues and earnings from continuing operations for the fiscal year ended September 30, 1999.

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

            On August 31, 1998, the Company acquired Lash, a privately-held healthcare reimbursement consulting firm then headquartered in Washington, D.C (now headquartered in Charlotte, North Carolina). This acquisition was accounted for as a pooling of interests for financial reporting purposes and the Company issued approximately 980,000 shares of its Common Stock to the Lash shareowners.

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

            On May 12, 1998, the Company completed the acquisition of Pacific Criticare, a privately-held distributor of medical-surgical products located in Waipahu, Hawaii for a cash purchase price of $4.0 million. The Company acquired net assets at fair value of approximately $0.4 million net and incurred costs of $0.3 million. The Company recorded goodwill of approximately $3.9 million in the transaction.

            Ransdell and Pacific Criticare were included in the sale of BBMC in August 2000 (see Note 2).

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

            Had the acquisition of Besse occurred at the beginning of fiscal 1998, the pro-forma inclusion of its operating results would not have had a significant effect on the Company's reported consolidated net sales and other revenues and earnings from continuing operations in fiscal 1998.

[	COVER	]	||	[	TABLE OF CONTENTS	]

8.	Earnings (Loss) Per Share

            The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

In thousands, except EPS	2000	1999	1998

Numerator for both basic and diluted EPS:
Earnings (loss) from continuing operations	$(481,026)	$84,380	$95,247
Discontinued operations:
Loss from operations	(20,850)	(13,807)	(92,145)
Loss on dispositions	(250,962)	-	-

Net earnings (loss)	$(752,838)	$70,573	$3,102

Denominator:
Denominator for basic EPS - weighted average
shares of Class A Common Stock outstanding	134,504	117,835	101,118
Effects of dilutive employees' stock options
(dilutive potential common shares)	-	1,260	1,502

Denominator for diluted EPS - adjusted weighted
average shares and assumed conversions	134,504	119,095	102,620

Earnings per share:
Basic
Continuing operations	$(3.58)	$.72	$.94
Discontinued operations:
Loss from operations	(.15)	(.12)	(.91)
Loss on dispositions	(1.87)	-	-

Net earnings (loss)	$(5.60)	$.60	$.03

Diluted:
Continuing operations	$(3.58)	$.71	$.93
Discontinued operations:
Loss from operations	(.15)	(.12)	(.90)
Loss on dispositions	(1.87)	-	-

Net earnings (loss)	$(5.60)	$.59	$.03

            For the fiscal year ended September 30, 2000, the effect of employees' stock options was anti-dilutive, and therefore, excluded from the EPS calculation.

[	COVER	]	||	[	TABLE OF CONTENTS	]

9.	Leases

            The Company conducts most of its operations from leased warehouse and office facilities and uses certain data processing, transportation, and other equipment under lease agreements expiring at various dates through fiscal 2009, excluding renewal options. Future minimum rental commitments at September 30, 2000, under operating leases having noncancelable lease terms in excess of one year, aggregated $75.6 million, with rental payments during the five succeeding fiscal years of $27.9 million, $19.9 million, $12.1 million, $7.5 million and $4.2 million, respectively, and $4.0 million thereafter. Future minimum rentals to be received under noncancelable subleases at September 30, 2000 were not material. Net rental expense for the years ended September 30, 2000, 1999, and 1998, was $40.5 million, $29.2 million and $19.0 million, respectively. Sublease income was not material in any of these years.

[	COVER	]	||	[	TABLE OF CONTENTS	]

10.	Taxes on Income

            The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled.

            Total taxes on income from continuing operations (excluding the tax benefit related to discontinued operations and the Company's distributions on preferred securities of subsidiary trust) for the years ended September 30, 2000, 1999 and 1998 are summarized as follows:

Dollars in thousands	2000	1999	1998

Currently payable
Federal	$50,031	$46,937	$18,489
State	9,386	8,564	3,375
Puerto Rico	940	470	-
Deferred (principally Federal)	(20,051)	10,840	41,955

Total	$40,306	$66,811	$63,819

            Taxes on income from continuing operations vary from the statutory Federal income tax rate applied to earnings (loss) from continuing operations before taxes on income as the result of the following:

Dollars in thousands	2000	1999	1998

Statutory Federal income tax rate applied to
earnings (loss) from continuing operations
before taxes on income	$(149,316)	$54,623	$55,673
Increase (decrease) in taxes resulting from:
Amortization of goodwill	7,469	4,306	2,212
State income taxes - net of Federal benefits	3,928	6,638	6,511
Goodwill impairment charge	176,855	-	-
Other	1,370	1,244	(577)

Total	$40,306	$66,811	$63,819

            The Company has not provided for withholding taxes on the earnings of its Puerto Rican subsidiary because it is currently anticipated that these earnings will be permanently reinvested.

            The tax effects of significant items comprising the Company's net deferred tax liabilities (assets) as of September 30, 2000 and 1999 are as follows:

Dollars in thousands	2000	1999

Deferred tax liabilities:
Inventory basis difference due to LIFO
methods and uniform capitalization	$122,867	$118,096
Accelerated depreciation	11,830	11,742
Mark to market receivables	2,512	5,023
Goodwill amortization	12,559	3,732
Other	9,126	6,826

Total deferred tax liabilities	158,894	145,419

Deferred tax assets:
Reserves for doubtful receivables	86,350	48,112
Acquisition and restructuring expenses not
currently deductible	8,894	10,500
Vacation pay not currently deductible	6,094	5,948
Employee benefits	2,383	944
Accrued liabilities not currently deductible	43,078	23,281
AMT credit carryforward	28,803	-
Net operating loss carryforwards	43,232	16,110
Deferred income	4,227	8,083
Capital loss carryforward	5,835	-

Total	228,896	112,978

Valuation allowance for deferred tax assets	(14,962)	(9,127)

Total deferred income tax assets	213,934	103,851

Net deferred tax liabilities (assets)	$(55,040)	$41,568

            The Company has approximately $44 million of net operating loss carryforwards related to an acquisition that can be used to reduce future taxable income. These net operating losses can only be used to offset income of the acquired entity, and, if not utilized, will begin expiring in fiscal 2009. The Company also has a $15 million capital loss carryforward that can be used to offset future capital gains and if not utilized will begin to expire in fiscal 2006. The Company has provided a valuation allowance on the portion of the deferred tax asset related to the pre-acquisition net operating losses and the capital loss at September 30, 2000 due to the uncertainty regarding realization.

[	COVER	]	||	[	TABLE OF CONTENTS	]

11.	Retirement and Savings Plans

            The Company provides for retirement benefits through an elective retirement savings plan and supplemental retirement plans.

            The Company has an elective retirement savings plan generally available to all employees with 30 days of service. Under the terms of the plan, the Company guarantees a contribution of $1.00 for each $1.00 invested by the participant up to the participant's investment of 3% of salary, and $0.50 for each additional $1.00 invested by the participant up to the participant's investment of an additional 2% of salary, subject to plan and regulatory limitations. The Company may also make additional cash or stock contributions to the plan at its discretion. All participants vest immediately in the Company's contributions from the first day of participation in the plan. The Company made contributions of $9.0 million, $6.6 million, and $4.5 million to the plan in fiscal 2000, 1999 and 1998, respectively.

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

            The following tables provide a reconciliation of the changes in the supplemental retirement plans:

Dollars in thousands	2000	1999

Change in benefit obligations
Projected benefit obligation at beginning of year	$22,581	$24,475
Service cost	1,718	1,313
Interest cost	1,628	1,480
Disbursements	(4,139)	(5,701)
Actuarial (gains) losses	978	(4,667)
Plan amendments	-	5,681

Projected benefit obligation end of year	$22,766	$22,581

Change in plan assets
Fair value of plan assets at beginning of year	$2,928	$2,919
Actual return on plan assets	157	131
Disbursements	(92)	(92)
Administrative expenses	(58)	(30)

Fair value of plan assets at end of year	$2,935	$2,928

Unfunded Status
Unfunded status at end of year	$19,831	$19,653
Unrecognized net obligation at transition	(2,483)	(2,786)
Unrecognized prior service cost	(6,614)	(7,312)
Unrecognized net actuarial losses	(4,378)	(3,656)

Accrued benefit liability	$6,356	$5,899

            The following table provides the amounts recognized in the Company's Consolidated Balance Sheets at September 30, 2000 and 1999:

Dollars in thousands	2000	1999

Accrued benefit cost	$6,356	$5,899
Additional minimum cost	6,286	6,478
Intangible asset	(3,171)	(3,336)
Other	(3,115)	(3,142)

Net liability recognized	$6,356	$5,899

            The assumed rates used to measure the benefit obligations and the expected earnings on plan assets for the supplemental retirement plans for fiscal 2000, 1999 and 1998 were as follows:

Weighted average assumptions as of September 30,	2000	1999	1998

Discount rate	8.00%	7.75%	6.75%
Rate of salary increase	4.00%	4.00%	5.50%

            The following table provides the components of net periodic pension expense for the supplemental retirement plans for fiscal 2000, 1999 and 1998:

Dollars in thousands	2000	1999	1998

Service cost	$1,718	$1,313	$916
Interest cost	1,628	1,480	1,482
Amortization of:
Transition obligation	303	303	303
Prior service cost	698	251	251
Net actuarial losses	158	420	322

Total	$4,505	$3,767	$3,274

            The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for supplemental retirement plans with accumulated benefit obligations in excess of plan assets were $22.8 million, $15.5 million and $2.9 million, respectively, as of September 30, 2000; and $22.6 million, $15.3 million and $2.9 million, respectively, as of September 30, 1999.

            At September 30, 2000 and 1999, the Company owned life insurance in the aggregate amounts of $52.5 million and $51.5 million, respectively, covering substantially all of the participants in the supplemental retirement plans. The Company intends to keep this life insurance in force until the demise of the participants.

            Contributions are also made to multi-employer defined benefit plans administered by labor unions for certain union employees. Approximately $0.7 million, $0.6 million and $0.4 million were charged to pension expense and contributed to these plans in the years ended September 30, 2000, 1999 and 1998, respectively.

[	COVER	]	||	[	TABLE OF CONTENTS	]

12.	Contingencies

Section 1.

State and Opt-Out Antitrust Actions

            Between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California and as previously reported, on May 2, 1994, the Company and Durr Drug Company were named as defendants, along with 25 other pharmaceutical related-industry companies, in a state antitrust class action in the Circuit Court of Greene County, Alabama entitled Durrett v. UpJohn Company, et al., No. 94-029. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. The various state actions have not yet been set for trial. In addition to the state antitrust actions, the Company and others have been named in a series of related antitrust lawsuits brought by independent pharmacies. On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that if a judgment is entered against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to the lesser amount of either 1% of each shared judgment or an aggregate amount of $1 million on all shared judgments in all actions. This agreement covers all antitrust actions raising the issues described above and which allege joint and several liability with at least one manufacturer, including the cases described in this Section.

Proposition 65 - Gottesfeld

            In February 1999, Perry Gottesfeld, an individual, and the California Attorney General filed a lawsuit against the Company and approximately sixteen other defendants alleging that manufacturers and distributors of over the counter dandruff shampoos containing coal tar expose consumers to coal tar, a Proposition 65-listed carcinogen, without providing a warning.

EPA Butterworth Landfill Site and Casmalia Landfill Site

            On or about March 5, 1999, the Company was notified that it was a potentially responsible party ("PRP") in connection with the Butterworth Landfill Site ("Butterworth Site") located in Grand Rapids, Michigan and the Casmalia Superfund Site located in Santa Barbara, California.

PharMerica Securities Litigation

            In November 1998 and February 1999, two putative securities class actions were filed against PharMerica and certain individuals ("Defendants") in the United States District Court for the Middle District of Florida. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. In general, the Consolidated Amended Complaint alleges that the Defendants made material misrepresentations with respect to an alleged violation of generally accepted accounting principles, and omissions by withholding from the market information related to the costs associated with certain acquisitions. Defendants' motion to dismiss the Consolidated Amended Complaint with prejudice is pending before the Court.

PharMerica OIG Investigation

            Prior to the acquisition of PharMerica by the Company, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare Audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to particular nursing homes in 1997 and 1998. PharMerica has learned that HHS auditors allege that during the 1997-98 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. On or about June 1, 2000, the government filed a lawsuit against one former chain of thirteen Texas nursing homes, Sensitive Care, in which the government alleges that Sensitive Care filed false claims for Medicare reimbursement. The government has not quantified the extent of any damages it allegedly suffered. Sensitive Care has filed for bankruptcy in the Northern District of Texas, thus, the government's complaint against Sensitive Care has been filed in bankruptcy court there, as a creditor's claim. In its Answer to the government's lawsuit, Sensitive Care has denied liability, but has further alleged that PharMerica is liable for any false claim liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contract(s) between PharMerica and the nursing homes Sensitive Care formerly operated. PharMerica was served with a copy of Sensitive Care's third-party complaint seeking indemnification and intends to defend vigorously against the imposition of any liability against it for fraudulent billings that an independent third-party organization, like Sensitive Care, may have submitted to the government.

Liliha Pharmacy/Hawaii

            PharMerica had been informed by the State of Hawaii Medicaid Fraud Division that it had initiated an investigation into possible violations of Medicaid regulations by a pharmacy operated by PharMerica in Honolulu, Hawaii. PharMerica conducted an internal investigation in conjunction with the State. In addition, due to the nature of the business of PharMerica that involves payments under various federal and state programs, PharMerica is regularly subject to audit, review and investigation processes of government entities, quasi-governmental entities and third-party payors.

OIG Investigation of Stadtlander

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

            Although the amount of liability at September 30, 2000 with respect to the referenced proceedings in Section 1 above cannot be ascertained, in the opinion of management, based upon information currently available to management, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Section 2.

Bergen Brunswig Corporation v. Counsel Corp.

            On October 14, 1999, the Company and certain of its subsidiaries commenced an action in the Los Angeles County Superior Court of the State of California against Counsel Corporation, Stadt Holdings, Inc., and certain of their officers and directors (the "Counsel defendants") in connection with the Company's acquisition of Stadtlander Drug Co., Inc. and its subsidiaries ("Stadtlander") on January 21, 1999. The Company alleges that the Counsel defendants devised and perpetrated a joint venture scheme with the common purpose of selling Stadtlander at a grossly inflated price. The Company contends that, by means of fraudulent adjusting journal entries and related misrepresentations and omissions, the Counsel defendants provided inaccurate financial statements and other false and misleading information to the Company in order to fraudulently induce it to consummate the Stadtlander acquisition. In its complaint, the Company asserts causes of action against the defendants under California's securities and unfair competition laws, as well as common law and statutory claims for fraud. Defendants Counsel Corporation, Stadt Holdings, Inc., Allan C. Silber, Morris A. Perlis and James Sas filed and served an Answer to the First Amended Complaint on September 15, 2000, and defendants Counsel Corporation and Stadt Holdings, Inc. filed and served a Cross-Complaint against the Company on September 15, 2000. The Cross-Complaint purports to state two causes of action against the Company, for breach of the Amended and Restated Purchase Agreement governing the Stadtlander acquisition, and for breach of the implied covenant of good faith and fair dealing. On October 13, 2000, the Company filed and served an Answer to the Cross-Complaint, in which it denied the material allegations of the Cross-Complaint and disputes that Counsel Corporation and Stadt Holdings, Inc. are entitled to any damages or other relief whatsoever. The Court has set a tentative trial date in the action for August 20, 2001.

Bergen Securities, Trust and Derivative Actions

            Following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, and following the Company's disclosures, in its complaint against the Counsel defendants, reported by the press on October 15, 1999, regarding the accounting irregularities involved in the Stadtlander acquisition, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California. By order of the Court, pursuant to the parties' stipulation, the 10 cases have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Bergen securities action"). The Bergen securities action is purportedly brought on behalf of a class of the Company's shareholders who purchased or otherwise acquired the Company's common stock from March 16, 1999 through October 14, 1999, and were allegedly damaged thereby. The Bergen securities action asserts, among other things, various similar claims under sections 11, 12 and 15 of the Securities Act 1933, and under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Bergen securities action alleges that the Company and certain of its officers and directors made material omissions and misrepresentations in their PharMerica Proxy Statement/Prospectus, and in other public statements prior to October 14, 1999, by failing to disclose sooner certain accounting irregularities the Company uncovered at Stadtlander after its acquisition, and by allegedly failing to disclose sooner that the reserves for uncollectible accounts receivable at PharMerica were allegedly understated by approximately $35 million. In addition to the Bergen securities action, two separate lawsuits alleging violations of certain federal securities laws were commenced in federal court in California, and another lawsuit was commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks (the "Bergen derivative action"). The Bergen derivative action asserts several purported state law causes of action against the directors and certain senior officers of the Company (the "individual defendants"), and also against the Company (as a nominal defendant), alleging, in general terms, various alleged fiduciary breaches and related claims arising from the alleged failure of the individual defendants to conduct adequate due diligence before proceeding with the Stadtlander acquisition and causing Bergen to allegedly violate federal securities laws, as alleged in the Bergen securities action and Trust securities action.

            The Company has reached a tentative settlement agreement with plaintiffs' counsel in the various actions described in the Bergen Securities, Trust and Derivative Actions paragraph above, together with its directors' and officers' liability insurance carriers. The Company has submitted for filing and service a third party complaint against its carriers in connection with their settlement and indemnification obligations. The time for the carriers' response to the third party complaint will be set at the time of formal service of the complaint. The Company believes that it is likely that the cases will be settled in accordance with the parties' mediated settlement proposal, as modified by the Company's subsequent discussions with its insurance carriers .

            The proceedings referenced in Section 2 are in their early stages and little or no discovery has been completed. The Company does not believe it is currently feasible to predict or determine the outcome or resolution of these proceedings, or to estimate the amounts of, or potential range of, loss with respect to these proceedings should the tentative settlement agreement not come to fruition.

[	COVER	]	||	[	TABLE OF CONTENTS	]

13.	Special Items

            Following is a summary of special items recorded during the past three fiscal years:

	Years Ended September 30,

Dollars in thousands	2000	1999	1998

Pharmaceutical Distribution:
Special provision for doubtful receivables*	$(41,000)	$-	$-
Restructuring charge	(10,670)	-	-
Abandonment of capitalized software	(6,309)	-	-

Total Pharmaceutical Distribution	(57,979)	-	-

PharMerica:
Goodwill impairment	(505,300)	-	-
Special provision for doubtful receivables*	(25,700)	(46,000)	-

Total PharMerica	(531,000)	(46,000)	-

Corporate:
Officer severance	(3,973)	-	-
Merger-related expenses	-	-	(14,635)
Abandonment of capitalized software	-	-	(5,307)

Total Corporate	(3,973)	-	(19,942)

Effect on operating earnings	(592,952)	(46,000)	(19,942)
Impairment of investment	(5,000)	-	-

Total special items	(597,952)	(46,000)	(19,942)
Income tax benefit of special items	36,598	18,170	8,178

Effect on net earnings	$(561,354)	$(27,830)	$(11,764)

*	Included in the provision for doubtful receivables in the Statements of Consolidated Earnings.

Pharmaceutical Distribution:

            In the fourth quarter of fiscal 2000, BBDC recorded a $41.0 million special provision for doubtful receivables relating to a customer in the long-term care industry which is experiencing cash flow difficulties mainly due to the adverse effects of the Medicare PPS reimbursement system. Although the customer has not indicated an intention to file for bankruptcy protection, in late August 2000 it suspended making payments on a significant balance owed to BBDC. Accordingly, after reviewing the relevant facts and circumstances available at this time, BBDC recorded a reserve for the estimated uncollectible portion of the receivable. BBDC has continued to supply pharmaceuticals to this customer on a C.O.D. basis.

            In the fourth quarter of fiscal 2000, the Company recorded a $10.7 million restructuring charge representing the estimated cost of (a) consolidating four BBDC distribution centers into larger existing facilities over the next nine months, (b) outsourcing certain BBDC delivery functions and (c) streamlining certain BBDC and other Pharmaceutical Distribution selling and administrative functions. The distribution centers' consolidation is expected to result in operating efficiencies by reducing the number of facilities from 33 to 29. The Albuquerque division was consolidated into the Phoenix facility in October 2000 and the Portland division was consolidated into the Seattle facility in December 2000. By the end of the third quarter of fiscal 2001, the South Bend division is expected to be consolidated into the Williamston and Chicago facilities and the Raleigh division is expected to be consolidated into the Richmond facility.

            In the fourth quarter of fiscal 2000, BBDC recorded a $6.3 million charge primarily reflecting the write-off of capitalized software abandoned in favor of new technology.

PharMerica:

            In the fourth quarter of fiscal 2000, PharMerica recorded a $505.3 million impairment charge to write down the recorded amount of goodwill to its fair value, as determined by an analysis of discounted future operating cash flows. The principal factors which affected the amount and timing of the charge were changes in the regulatory environment which will cause PharMerica's gross margins for the foreseeable future to remain well below those anticipated when the Company acquired PharMerica in April 1999. As previously disclosed, the Medicare Prospective Payment System ("PPS") has resulted in significantly lower drug reimbursement to the long-term care industry since its implementation in late 1998. The Balanced Budget Reconciliation Act, enacted in November 1999, provided minimal relief to the industry. Further efforts to provide legislative relief, including a proposal by the Health Care Financing Administration ("HCFA") during late fiscal year 2000, were not successful, and it now appears unlikely that any significant legislative relief will be forthcoming. In addition, during the fourth quarter of fiscal 2000, PharMerica began to experience the negative impact of two recent regulatory events which reduced reimbursement under state Medicaid programs, and it is expected that such lower reimbursements will continue into future years. The first event was the announcement by approximately 34 states of a significant reduction in Average Wholesale Price ("AWP") reimbursement levels for certain intravenous ("IV") drugs provided to Medicaid beneficiaries. The second event was HCFA's reduction of Federal Upper Limit ("FUL") prices, which are used to set the reimbursement levels for numerous pills and tablets dispensed to Medicaid beneficiaries. The lower estimated future cash flows due to the lower gross margins resulted in a reduction in the fair value of PharMerica's goodwill below book value, necessitating the impairment charge.

            In the fourth quarter of fiscal 2000, PharMerica recorded a $25.7 million special provision for doubtful receivables relating to nursing homes which are owned or operated by Integrated Health Services, Inc. ("I.H.S."), which filed for Chapter 11 bankruptcy protection in February 2000. I.H.S. has not yet issued its reorganization plan to the bankruptcy court, which has made it difficult for the Company to estimate its potential loss. However, during the fourth quarter, additional facts and circumstances became available which indicated that the uncollectible portion of the receivable would be significantly greater than expected at the time of the Chapter 11 filing; accordingly, the Company recorded the special provision. PharMerica has continued to supply pharmaceuticals to this customer on a C.O.D. basis, while it awaits disposition of I.H.S.'s reorganization.

            In the fourth quarter of fiscal 1999, PharMerica recorded a $46.0 million special provision for doubtful receivables, principally relating to pre-acquisition receivables and the adverse effect of Medicare PPS on PharMerica's customer base.

Corporate:

            In the fourth quarter of fiscal 2000, the Company recorded a $4.0 million charge to reflect the cost associated with the negotiated determination of benefits payable to the Company's former chief executive officer under certain employment and severance agreements between the Company and such executive officer.

            In the second and fourth quarters of fiscal 1998, the Company recorded an aggregate $14.6 million of expenses related primarily to the proposed merger with Cardinal Health, Inc., which was terminated on August 7, 1998. In the fourth quarter of fiscal 1998, the Company recorded a $5.3 million charge for the abandonment of capitalized software.

Impairment of Investment:

            In the fourth quarter of fiscal 2000, the Company fully-reserved its $5.0 million investment in the common stock of an Internet fulfillment entity which was in poor financial condition. In December 2000, substantially all of the assets of the Internet entity were sold to a third party. It is expected that all of the proceeds will be used to repay creditors and that there will be no return to the Company.

Income Tax Effect:

            All of the aforementioned special items have a current or deferred income tax benefit (at an approximate 40% rate), except for the PharMerica goodwill impairment charge, which is related to nondeductible goodwill.

[	COVER	]	||	[	TABLE OF CONTENTS	]

14.	Disclosures About Fair Value of Financial Instruments

            The recorded amounts of the Company's cash and cash equivalents, accounts and notes receivable, noncurrent receivables, accounts payable and loans outstanding under the Senior Credit Agreement, the 6 7/8% Debentures and the 7% Debentures at September 30, 2000 approximate fair value. The fair values of the Company's 7 3/8% Notes, 7 1/4% Notes, 8 3/8% Notes and 7.80% Preferred Securities are estimated as follows, based on the market prices of these instruments as of September 30, 2000:

Dollars in thousands	Recorded Amount	Fair Value

7 3/8% Notes	$149,744	$140,250
7 1/4% Notes	99,837	86,875
8 3/8% Notes	308,119	228,393
7.80% Preferred Securities	300,000	191,280

[	COVER	]	||	[	TABLE OF CONTENTS	]

15.	Business Segment Information

            The Company is organized based upon the products and services it provides to its customers. The Company's continuing operating segments have been aggregated into three reportable segments: Pharmaceutical Distribution, PharMerica and Other Businesses.

            The Pharmaceutical Distribution segment includes Bergen Brunswig Drug Company ("BBDC"), ASD Specialty Healthcare ("ASD"), Integrated Commercialization Solutions ("ICS") and The Lash Group, Inc. ("Lash"). BBDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, independent and chain retail pharmacies, and food/drug combination stores. ASD sells specialty pharmaceutical products to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. BBDC and ASD also provide promotional, inventory management and information services to their customers. ICS provides commercial outsourcing services to healthcare product manufacturers, while Lash provides healthcare reimbursement consulting services.

            The PharMerica segment consists solely of the Company's PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential living communities. It also provides mail order and on-line pharmacy services to injured workers who are receiving workers' compensation benefits, homebound catastrophically-ill patients, and other consumers.

            The Other Businesses segment consists solely of Choice Systems, which sells inventory management software to hospitals and other healthcare providers.

            The segment structure described herein is different from that previously reported due to (a) the elimination of Stadtlander and BBMC, which are now classified as discontinued operations, and (b) realignment of several of the Company's smaller subsidiaries. All fiscal 1999 and 1998 data shown below has been restated to be consistent with the new organizational structure.

            All of the Company's operations are located in the United States or the Commonwealth of Puerto Rico.

            The following tables present segment information for the past three fiscal years (dollars in thousands):

	Net Sales and Other Revenues

Years Ended September 30,	2000	1999	1998

Pharmaceutical Distribution	$18,141,676	$15,925,076	$12,942,180
PharMerica	1,273,928	475,290	-
Other Businesses	1,062	1,720	-
Corporate	343	692	1,559
Intersegment Eliminations	(691,398)	(264,914)	-

Revenues excluding bulk shipments	18,725,611	16,137,864	12,943,739

Bulk shipments of pharmaceuticals to
customers' warehouses	4,217,291	4,056,479	3,401,651

Total net sales and other revenues	$22,942,902	$20,194,343	$16,345,390

            Management evaluates segment performance based on revenues excluding bulk shipments to customers' warehouses. For further information regarding the nature of bulk shipments, which only occur in the Pharmaceutical Distribution segment, see Note 1.

            Intersegment eliminations represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica (BBDC is the principal supplier of pharmaceuticals to PharMerica). The $426.5 million increase in fiscal 2000 is primarily due to the inclusion of twelve months of activity as compared to only five months of activity in fiscal 1999. In addition, the monthly volume of intersegment shipments increased during fiscal 2000 in order to support PharMerica's growth.

	Operating Earnings Before Special Items

Years Ended September 30,	2000	1999	1998

Pharmaceutical Distribution - FIFO Basis	$341,613	$321,717	$261,953
LIFO (charges) credits	(11,261)	(18,163)	5,300

Pharmaceutical Distribution - LIFO Basis	330,352	303,554	267,253
PharMerica	18,351	11,999	-
Other Businesses	(3,368)	(1,731)	-
Corporate	(61,983)	(52,532)	(58,644)

Total operating earnings, LIFO
basis before special items	283,352	261,290	208,609

Effect of special items on operating earnings	(592,952)	(46,000)	(19,942)

Total operating earnings (loss), LIFO
basis including special items	$(309,600)	$215,290	$188,667

	Operating Earnings Including Special Items

Years Ended September 30,	2000	1999	1998

Pharmaceutical Distribution - LIFO Basis	$272,373	$303,554	$267,253
PharMerica	(512,649)	(34,001)	-
Other Businesses	(3,368)	(1,731)	-
Corporate	(65,956)	(52,532)	(78,586)

Total operating earnings (loss), LIFO
basis including special items	(309,600)	215,290	188,667

Net interest expense	(112,016)	(59,223)	(29,601)
Impairment of investment	(5,000)	-	-

Earnings (loss) before taxes on income
and distributions on preferred
securities of subsidiary trust	$(426,616)	$156,067	$159,066

            Segment operating profit is evaluated on both a FIFO and LIFO basis, and both including and excluding special items. Accordingly, two presentations are shown in the tables above. The only operating unit which uses LIFO is BBDC. Certain corporate office expenses of a direct operational nature are charged to the segments, but general corporate overhead is not allocated. Also, interest expense is not allocated to the segments.

            The Pharmaceutical Distribution segment recorded special items aggregating $58.0 million in fiscal 2000. PharMerica recorded special items aggregating $531.0 million in fiscal 2000 and $46.0 million in fiscal 1999. Corporate recorded special items aggregating $4.0 million in fiscal 2000 and $19.9 million in fiscal 1998. For a summary and description of the special items incurred in each segment, see Note 13.

	Identifiable Assets

Years Ended September 30,	2000	1999	1998

Pharmaceutical Distribution	$3,476,887	$3,166,996	$2,567,905
PharMerica	756,734	1,351,807	-
Other Businesses	1,486	1,918	786
Corporate	336,317	194,286	172,517
Net Assets of Discontinued Operations	-	684,445	188,414

Total identifiable assets	$4,571,424	$5,399,452	$2,929,622

            Segment assets consist principally of accounts receivable, inventory, property, goodwill and other intangibles, and certain prepaid expenses and other assets. Corporate assets consist principally of cash, income taxes receivable, deferred taxes, and certain other assets.

	Depreciation and Amortization of Property

Years Ended September 30,	2000	1999	1998

Pharmaceutical Distribution	$24,513	$20,314	$20,335
PharMerica	18,107	7,717	-
Other Businesses	356	144	-
Corporate	2,618	1,702	1,895

Total depreciation and amortization	$45,594	$29,877	$22,230

	Amortization of Intangibles

Years Ended September 30,	2000	1999	1998

Pharmaceutical Distribution	$11,195	$10,046	$9,155
PharMerica	25,909	11,101	-
Other Businesses	-	-	-
Corporate	-	18	601

Total amortization of intangibles	$37,104	$21,165	$9,756

            Depreciation and amortization includes depreciation and amortization of property and intangible assets, as shown on the accompanying Statements of Consolidated Cash Flows.

	Property Acquisitions

Years Ended September 30,	2000	1999	1998

Pharmaceutical Distribution	$26,495	$23,770	$18,559
PharMerica	19,586	11,213	-
Other Businesses	268	1,287	-
Corporate	22,960	4,648	2,276

Total property acquisitions	$69,309	$40,918	$20,835

            Corporate property acquisitions in fiscal 2000 include $21.2 million for the purchase of the Company's previously-leased headquarters building in Orange, California. Corporate property acquisitions in fiscal 1999 include leasehold improvements, equipment and furniture purchased in connection with a relocation of certain personnel to a supplemental leased facility in Orange, California.

[	COVER	]	||	[	TABLE OF CONTENTS	]

16.	Concentration of Credit Risk

            The Company's trade accounts receivables are concentrated in the health care industry.

            BBDC serves both the retail pharmacy and health systems sectors. Customers in the retail sector principally include independent pharmacies, drug store chains, food/drug combination stores and mail order fulfillment entities. Customers in the health systems sector principally include hospitals, alternative care facilities, health maintenance organizations, and long-term care pharmaceutical providers. During fiscal 2000, BBDC's revenues were comprised of approximately 50% from the retail sector and 50% from the health systems sector. ASD primarily serves physicians in various specialty health systems markets. PharMerica's revenues are principally concentrated with nursing homes, assisted living facilities, and other customers in the long-term care health systems sector.

            Credit risk, especially in the health systems sector, can be affected by changes in government reimbursement policies as well as other economic pressures in the healthcare industry. In particular, PharMerica's long-term care customers have been adversely affected by reductions in Medicare and Medicaid reimbursement levels during the past two years.

            The Company's overall credit risk is moderated because the customer base is diverse and geographically widespread. At September 30, 2000, the largest receivables balance from a single customer comprised approximately 7% of gross accounts receivable as shown on the accompanying Consolidated Balance Sheet.

[	COVER	]	||	[	TABLE OF CONTENTS	]

17.	Subsequent Event

            On December 20, 2000, the Company replaced its Receivables Securitization program (see Note 3) by entering into a new Receivables Securitization agreement with a financial institution. The new agreement, which has a five-year term, provides for a longer commitment by the financial institution than did the prior agreement, which had a one-year term. In addition, the new agreement is designed to give the Company additional availability, improved pricing and more flexibility in the timing of receivable sales. Availability is subject to specified percentages of eligible receivables, as defined in the agreement. The initial maximum availability under the program is $350 million, but the Company has the option to increase the maximum up to $450 million upon payment of an additional fee. If the Company increases the maximum availability above $358 million, the Company will make a corresponding reduction in maximum availability of bank borrowings pursuant to the terms of the Senior Credit Agreement.

[	COVER	]	||	[	TABLE OF CONTENTS	]

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareowners of
Bergen Brunswig Corporation:

            We have audited the accompanying consolidated balance sheets of Bergen Brunswig Corporation and subsidiaries as of September 30, 2000 and 1999, and the related statements of consolidated earnings, shareowners' equity, and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Bergen Brunswig Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Costa Mesa, California
November 1, 2000 (except for Note 17 as
to which the date is December 20, 2000)

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART III

ITEM 10.	DIRECTORS OF THE REGISTRANT

            The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 11.	EXECUTIVE COMPENSATION

            The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

            The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of shareowners that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to shareowners and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)	Documents filed as part of this report:

	1.	Financial Statements

The following Consolidated Financial Statements of
Bergen Brunswig Corporation and Subsidiaries are included in Part II, Item 8:

Statements of Consolidated Earnings for the Years
Ended September 30, 2000, 1999 and 1998

Consolidated Balance Sheets, September 30, 2000
and 1999

Statements of Consolidated Shareowners' Equity for the
Years Ended September 30, 2000, 1999 and 1998

Statements of Consolidated Cash Flows for the Years
Ended September 30, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Independent Auditors' Report

Financial statements and schedules not listed are omitted because of the absence of the conditions under which they are required or because all material information is included in the consolidated financial statements or notes thereto.

2.	Financial Statement Schedule

	Schedule II - Valuation and Qualifying Accounts	IV - 9

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (Continued)

3.	Exhibits

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

	3	(b)	The By-laws as amended and restated, dated as of October 2, 2000.

	*4	(a)

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

	*4	(c)

Amended and Restated Rights Agreement, dated as of December 17, 1999, between Bergen Brunswig Corporation and Chase Mellon Shareholder Services, Inc. , as Rights Agent, including all exhibits thereto is set forth as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (Continued)

3.	Exhibits (Continued)

	*10	(a)

Credit Agreement dated as of April 20, 2000, among Bergen Brunswig Corporation; Bergen Brunswig Drug Company; PharMerica, Inc.; Wachovia Bank, N.A.; First Union National Bank and Fleet National Bank; CIT Financial Group; and The Chase Manhattan Bank is set forth as Exhibit 10(a) in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

	10	(b)

First Amendment dated September 29, 2000 to the Credit Agreement dated April 20, 2000 among Bergen Brunswig Corporation; Bergen Brunswig Drug Company; PharMerica, Inc.; Wachovia Bank, N.A.; First Union National Bank and Fleet National Bank; CIT Financial Group; and the Chase Manhattan Bank.

	*10	(c)	Amended and Restated Receivables Sale Agreement dated as of February 29, 2000 among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others.

	*10	(d)	First Amendment to Amended and Restated Receivables Sale Agreement dated April 19, 2000 among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others.

Exhibits 10(c) and 10(d) are set forth as Exhibit 10(b) and 10(c) in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

	*10	(e)

Stock Purchase Agreement dated as of June 23, 2000, by and among Bergen Brunswig Medical Corporation, Ransdell Surgical, Inc., Durr Fillauer Medical Inc., Bergen Brunswig Corporation, Allegiance Corporation and Cardinal Health Inc.

	*10	(f)

Asset Purchase Agreement dated as of July 3, 2000, by and among ProCare Pharmacy, Inc., Stadtlander Operating Company, L.L.C., Stadtlander Licensing Company, LLC, Stadtlander Drug of California, L.P., Stadtlander Drug of Hawaii, L.P. and Bergen Brunswig Corporation.

Exhibits 10(e) and 10(f) are set forth as Exhibit 10(a) and 10(b) in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (Continued)

3.	Exhibits (Continued)

	10	(g)

Asset Purchase Agreement dated as of September 20, 2000, by and among Secure Pharmacy Plus, Inc., Stadtlander Operating Company, L.L.C., Stadtlander Licensing Company, LLC, Stadtlander Drug of California, L.P., Stadtlander Drug of Hawaii, L.P. and Bergen Brunswig Corporation.

	10	(h)	Bergen Brunswig Pre-Tax Investment Retirement Account Plus Employer Contribution Plan, amended and restated as of November 16, 2000.

	10	(i)	Bergen Brunswig Third Amended and Restated Supplemental Executive Retirement Plan, as of September 24, 1998.

	*10	(j)	Bergen Brunswig Corporation 1999 Non-Employee Directors' Stock Plan.

	*10	(k)	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan.

	*10	(l)	Bergen Brunswig Corporation 1999 Deferred Compensation Plan

	*10	(m)	Bergen Brunswig Corporation 1999 Management Stock Accumulation Plan.

	*10	(n)	Bergen Brunswig Corporation 1999 Employee Stock Purchase Plan

Exhibits 10(j), 10(k), 10(l), 10(m) and 10(n) are set forth as Annexes E, F, G, H and I respectively, to the Company's Registration Statement on Form S-4 (file no. 333-7445) dated as of March 16, 1999.

	**10	(o)	Bergen Brunswig Corporation Deferred Compensation Plan.

	**10	(p)	Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

	*10	(q)	Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977 and amended October 19, 1990.

	*10	(r)	Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (Continued)

3.	Exhibits (Continued)

	*10	(s)	Retired Officers' Medical Plan

Exhibit 10(q), 10(r) and 10(s) are set forth as Exhibits 10(e), 10(g) and 10(o) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

	**10	(t)	Bergen Brunswig Corporation Stock Option Plans, other than the Amended and Restated 1989 Stock Incentive Plan and the 1999 Management Stock Incentive Plan.

	*10	(u)

Form of Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10.2 in the Company's Registration Statement on Form S-3 and Amendment No. 1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

	*10	(v)	Amendment No. 1 to the Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10(m) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

	*10	(w)	Amended and Restated Executive Loan Program dated March 3, 1995 is forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

	*10	(x)	Employment Agreement and Schedule.

	*10	(y)	Severance Agreement and Schedule

Exhibits 10(x) and 10(y) above are set forth as Exhibit 10(q) and 10(r) in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 1994.

	*10	(z)

Stock Purchase Agreement, dated as of November 8, 1998, by and among Stadtlander Drug Co., Counsel Corporation, Stadt Holdings Inc., and the Company is set forth as Exhibit 2.1 to the Company's Report on Schedule 13D, dated November 18, 1998, filed with respect to PharMerica, Inc.

	*10	(aa)	Indenture dated March 13, 1998 related to PharMerica's 8 3/8% Senior Subordinated Notes is set forth as Exhibit 4.9 to PharMerica's Registration Statement on Form S-4 filed May 15, 1998.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K (Continued)

	3.	Exhibits (Continued)

		21		List of subsidiaries of Bergen Brunswig Corporation.

		23		Independent Auditors' Consent and Report on Schedule.

		24		Power of Attorney is set forth on the Signature pages in Part IV of this Annual Report.

		27		Financial Data Schedule for the year ended September 30, 2000.

		99	(a)	Statement Regarding Forward-Looking Information.

		*99	(b)	Split Dollar Life Insurance Plan with Robert E. Martini is set forth as Exhibit 99(b) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

		*99	(c)	Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

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

There were no reports filed on Form 8-K during the three months ended September 30, 2000.

[	COVER	]	||	[	TABLE OF CONTENTS	]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGEN BRUNSWIG CORPORATION

December 27, 2000	By /s/	Robert E. Martini

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

SIGNATURE		TITLE	DATE

/s/	Robert E. Martini	Chairman of the Board	December 27, 2000
	Robert E. Martini	and Chief Executive Officer

/s/	Neil F. Dimick	Executive Vice President,	December 27, 2000
	Neil F. Dimick	Chief Financial Officer
and Director (Principal
Financial Officer and
Principal Accounting Officer)

/s/	Jose E. Blanco, Sr.	Director	December 27, 2000

Jose E. Blanco, Sr.

/s/	Rodney H. Brady	Director	December 27, 2000

Rodney H. Brady

/s/	Charles C. Edwards, M.D.	Director	December 27, 2000

Charles C. Edwards, M.D.

/s/	Charles J. Lee	Director	December 27, 2000

Charles J. Lee

/s/	George R. Liddle	Director	December 27, 2000

George R. Liddle

/s/	Brent R. Martini	Executive Vice President	December 27, 2000

	Brent R. Martini	and President, Bergen
Brunswig Drug Company
and Director

/s/	James R. Mellor	Director	December 27, 2000

James R. Mellor

/s/	George E. Reinhardt, Jr.	Director	December 27, 2000

George E. Reinhardt, Jr.

/s/	Francis G. Rodgers	Director	December 27, 2000

Francis G. Rodgers

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

Dollars in thousands		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End
	of Period	Expenses (1)	Accounts (2)	Deductions (3)	of Period

Year Ended September 30, 2000:
Allowance for Doubtful Receivables*	$96,793	$143,306	$-	$(56,726)	$183,373

Year Ended September 30, 1999:
Allowance for Doubtful Receivables*	$28,823	$60,549	$39,405	$(31,984)	$96,793

Year Ended September 30, 1998:
Allowance for Doubtful Receivables*	$27,696	$10,612	$24	$(9,509)	$28,823

*	Excludes discontinued operations.

(1)	Represents the provision for doubtful receivables, as shown on the Statements of Consolidated Earnings.

(2)	Represents the allowances of acquired entities at the respective acquisition dates (principally $38.3 million related to PharMerica in April 1999).

(3)	Represents write-offs of uncollectible accounts, net of recoveries.

[	COVER	]	||	[	TABLE OF CONTENTS	]

INDEX TO EXHIBITS

EXHIBIT NO.		PAGE NO.

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

3(b)	The By-laws as amended and restated, dated as of October 2, 2000.	102

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

4(c)

Amended and Restated Rights Agreement, dated as of December 17, 1999, between Bergen Brunswig Corporation and Chase Mellon Shareholder Services, Inc. , as Rights Agent, including all exhibits thereto is set forth as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

*10(a)

Credit Agreement dated as of April 20, 2000, among Bergen Brunswig Corporation; Bergen Brunswig Drug Company; PharMerica, Inc.; Wachovia Bank, N.A.; First Union National Bank and Fleet National Bank; CIT Financial Group; and The Chase Manhattan Bank is set forth as Exhibit 10(a) in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10(b)

First Amendment dated September 29, 2000 to the Credit Agreement dated April 20, 2000 among Bergen Brunswig Corporation; Bergen Brunswig Drug Company; PharMerica, Inc.; Wachovia Bank, N.A.; First Union National Bank and Fleet National Bank; CIT Financial Group; and the Chase Manhattan Bank.

*10(c)	Amended and Restated Receivables Sale Agreement dated as of February 29, 2000 among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others.

*10(d)	First Amendment to Amended and Restated Receivables Sale Agreement dated April 19, 2000 among Blue Hill, Inc., Bergen Brunswig Drug Company and Wachovia Bank, N.A. and others.

Exhibits 10(c) and 10(d) are set forth as Exhibit 10(b) and 10(c) in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*10(e)

Stock Purchase Agreement dated as of June 23, 2000, by and among Bergen Brunswig Medical Corporation, Ransdell Surgical, Inc., Durr Fillauer Medical Inc., Bergen Brunswig Corporation, Allegiance Corporation and Cardinal Health Inc.

*10(f)

Asset Purchase Agreement dated as of July 3, 2000, by and among ProCare Pharmacy, Inc., Stadtlander Operating Company, L.L.C., Stadtlander Licensing Company, LLC, Stadtlander Drug of California, L.P., Stadtlander Drug of Hawaii, L.P. and Bergen Brunswig Corporation.

Exhibits 10(e) and 10(f) are set forth as Exhibit 10(a) and 10(b) in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10(g)	Asset Purchase Agreement dated as of September 20, 2000, by and among Secure Pharmacy Plus, Inc., Stadtlander Operating Company, L.L.C., Stadtlander Licensing Company, LLC, Stadtlander Drug of California, L.P., Stadtlander Drug of Hawaii, L.P. and Bergen Brunswig Corporation.	119

10(h)	Bergen Brunswig Pre-Tax Investment Retirement Account Plus Employer Contribution Plan, amended and restated as of November 16, 2000.	162

10(i)	Bergen Brunswig Third Amended and Restated Supplemental Executive Retirement Plan, as of September 24, 1998.	226

*10(j)	Bergen Brunswig Corporation 1999 Non-Employee Directors' Stock Plan.

*10(k)	Bergen Brunswig Corporation 1999 Management Stock Incentive Plan.

*10(l)	Bergen Brunswig Corporation 1999 Deferred Compensation Plan.

*10(m)	Bergen Brunswig Corporation 1999 Management Stock Accumulation Plan.

*10(n)	Bergen Brunswig Corporation 1999 Employee Stock Purchase Plan

Exhibits 10(j), 10(k), 10(l), 10(m) and 10(n) are set forth as Annexes E, F, G, H and I respectively, to the Company's Registration Statement on Form S-4 (file no. 333-7445) dated as of March 16, 1999.

**10(o)	Bergen Brunswig Corporation Deferred Compensation Plan.

**10(p)	Director Indemnification Agreement and Amendment to Director Indemnification Agreement.

*10(q)	Bergen Brunswig Corporation Bonus Plan as adopted September 1, 1977 and amended October 19, 1990.

*10(r)	Amended and Restated 1989 Stock Incentive Plan of Bergen Brunswig Corporation and Subsidiary Companies.

*10(s)	Retired Officers' Medical Plan.

Exhibit 10(q), 10(r) and 10(s) are set forth as Exhibits 10(e), 10(g) and 10(o) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

**10(t)	Bergen Brunswig Corporation Stock Option Plans, other than the Amended and Restated 1989 Stock Incentive Plan and the 1999 Management Stock Incentive Plan.

*10(u)

Form of Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10.2 in the Company's Registration Statement on Form S-3 and Amendment No.1 thereto relating to a shelf offering of $400 million in securities filed February 1, 1996 and March 19, 1996, respectively (file no. 333-631).

*10(v)	Amendment No. 1 to the Amended and Restated Capital Accumulation Plan is set forth as Exhibit 10(m) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

*10(w)	Amended and Restated Executive Loan Program dated March 3, 1995 is set forth as Exhibit 10(g) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

*10(x)	Employment Agreement and Schedule.

*10(y)	Severance Agreement and Schedule.

Exhibits 10(x) and 10(y) above are set forth as Exhibit 10(q) and 10(r) in the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 1994.

*10(z)

Stock Purchase Agreement, dated as of November 8, 1998, by and among Stadtlander Drug Co., Counsel Corporation, Stadt Holdings Inc., and the Company is set forth as Exhibit 2.1 to the Company's Report on Schedule 13D, dated November 18, 1998, filed with respect to PharMerica, Inc.

*10(aa)	Indenture dated March 13, 1998 related to PharMerica's 8 3/8% Senior Subordinated Notes is set forth as Exhibit 4.9 to PharMerica's Registration Statement on Form S-4 filed May 15, 1998.

21	List of subsidiaries of Bergen Brunswig Corporation.	263

23	Independent Auditors' Consent and Report on Schedule	264

24	Power of Attorney is set forth on the Signature pages in Part IV of this Annual Report.

27	Financial Data Schedule for the year ended September 30, 2000.	265

99(a)	Statement Regarding Forward-Looking Information.	266

*99(b)	Split Dollar Life Insurance Plan with Robert E. Martini is set forth as Exhibit 99(b) in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

*99(c)	Item 1 - Legal Proceedings of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, are incorporated herein by reference in Part I, Item 3 of this Annual Report.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

**

Incorporated herein by reference to the exhibits filed as part of the Company's Registration Statement on Form S-3 (Registration No.
33-5530) and Amendment Nos. 1 and 2 thereto relating to an offering of $43,000,000 principal amount of 6 7/8% Exchangeable Subordinated Debentures due 2011, filed with the Securities and Exchange Commission on May 8, July 1, and July 8, 1986, respectively.