Form 10-Q
period 2000-12-31
BERGEN BRUNSWIG CORP
filed 2001-02-14
CIK 11454

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class of Common Stock	Number of Shares Outstanding January 31, 2001

Class A Common Stock -
par value $1.50 per share	135,146,546

[	COVER	]

BERGEN BRUNSWIG CORPORATION

INDEX

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERGEN BRUNSWIG CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
(dollars in thousands)
(Unaudited)

	December 31,	September 30,
- - ASSETS - -	2000	2000

CURRENT ASSETS:
Cash and cash equivalents .....................................................	$44,458	$94,032
Accounts and notes receivable, less allowance
for doubtful receivables: $165,049 at December 31,
2000 and $183,373 at September 30, 2000 ............................	1,016,237	1,232,300
Inventories ............................................................................	2,519,607	2,067,335
Income taxes receivable .........................................................	18,379	72,189
Deferred income taxes ...........................................................	16,972	29,887
Prepaid expenses .................................................................	21,856	21,783

Total current assets ..........................................................	3,637,509	3,517,526

PROPERTY - at cost:
Land ....................................................................................	17,210	17,210
Buildings and leasehold improvements ....................................	116,375	115,644
Equipment and fixtures ..........................................................	226,034	225,745

Total property ...................................................................	359,619	358,599
Less accumulated depreciation and amortization .....................	157,757	150,091

Property - net ...................................................................	201,862	208,508

OTHER ASSETS:
Goodwill - net ......................................................................	654,011	658,640
Investments .........................................................................	18,875	18,179
Noncurrent receivables .........................................................	16,002	16,293
Deferred income taxes .........................................................	23,298	25,153
Deferred charges and other assets ........................................	123,571	127,125

Total other assets ...........................................................	835,757	845,390

TOTAL ASSETS ...................................................................	$4,675,128	$4,571,424

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
(dollars in thousands)
(Unaudited)

	December 31,	September 30,
- - LIABILITIES AND SHAREOWNERS' EQUITY - -	2000	2000

CURRENT LIABILITIES:
Accounts payable ..................................................................	$2,165,511	$2,017,130
Accrued liabilities ..................................................................	232,916	249,712
Customer credit balances ......................................................	113,378	161,420
Current portion of long-term debt .............................................	32,302	22,364
Current portion of other long-term obligations ...........................	1,388	1,388

Total current liabilities ........................................................	2,545,495	2,452,014

Long-term debt, net of current portion ........................................	1,057,028	1,067,282
Other long-term obligations, net of current portion .......................	26,913	28,879

Total long-term obligations .................................................	1,083,941	1,096,161

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY DEBT SECURITIES OF THE COMPANY......	300,000	300,000

SHAREOWNERS' EQUITY:
Capital stock:
Preferred - authorized: 3,000,000 shares; issued: none .........	-	-
Class A Common - authorized: 300,000,000 shares;
issued: 138,223,714 shares at December 31, 2000
and 137,899,552 shares at September 30, 2000 ...................	207,336	206,849
Paid-in capital .....................................................................	823,306	821,354
Accumulated other comprehensive income ............................	15	13
Accumulated deficit .............................................................	(259,752)	(279,754)

Total ..............................................................................	770,905	748,462
Treasury shares at cost: 3,110,673 shares at
December 31, 2000 and September 30, 2000 ......................	(25,213)	(25,213)

Total shareowners' equity .................................................	745,692	723,249

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY ...............	$4,675,128	$4,571,424

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS ENDED
DECEMBER 31, 2000 AND 1999
(in thousands except per share amounts)
(Unaudited)

	2000	1999

Consolidated Earnings:
Net sales and other revenues:
Excluding bulk shipments to customers' warehouses	$4,776,783	$4,510,098
Bulk shipments to customers' warehouses	1,075,171	1,115,258

Total net sales and other revenues	5,851,954	5,625,356
Cost of sales	5,547,139	5,325,846

Gross profit	304,815	299,510
Distribution, selling, general and administrative expenses	230,512	232,641

Operating earnings from continuing operations	74,303	66,869
Net interest expense	31,892	24,434

Earnings from continuing operations before taxes on income
and distributions on preferred securities of subsidiary trust	42,411	42,435
Taxes on income from continuing operations	17,520	18,025

Earnings from continuing operations before distributions on
preferred securities of subsidiary trust	24,891	24,410
Distributions on preferred securities of subsidiary trust,
net of income tax benefit of $2,311	(3,539)	(3,539)

Earnings from continuing operations	21,352	20,871
Loss from discontinued operations, net of income tax benefit	-	(6,220)

Net earnings	$21,352	$14,651

Basic and diluted earnings (loss) per share:
Continuing operations	$.16	$.16
Loss from discontinued operations	-	(.05)

Net earnings	$.16	$.11

Weighted average number of shares outstanding:
Basic	134,934	134,247

Diluted	136,139	134,358

Cash dividends declared per share of
Class A Common Stock	$.010	$.075

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED
DECEMBER 31, 2000 AND 1999
(in thousands)
(Unaudited)

	2000	1999

Operating Activities
Earnings from continuing operations	$21,352	$20,871
Adjustments to reconcile earnings from continuing
operations to net cash flows from operating activities:
Provision for doubtful receivables	12,195	11,961
Depreciation and amortization of property	11,281	11,455
Loss on dispositions of property	813	112
Amortization of intangible assets	5,958	9,300
Amortization of debt financing costs	3,337	2,357
Deferred compensation	1,721	1,424
Deferred income taxes	14,769	5,728
Effects of changes on:
Receivables	22,161	(171,841)
Inventories	(452,272)	(194,801)
Income taxes receivable	53,810	15,070
Prepaid expenses and other assets	(1,149)	(3,855)
Accounts payable	148,381	288,134
Accrued liabilities	(5,096)	(29,611)
Customer credit balances	(48,042)	15,038

Net cash flows from operating activities	(210,781)	(18,658)

Investing Activities
Property acquisitions	(5,595)	(37,325)
Net proceeds from sale of accounts receivable	181,998	200,000
Other	(546)	472

Net cash flows from investing activities	175,857	163,147

Financing Activities
Net revolving unsecured bank loan activity	-	544,783
Net commercial paper activity	-	(622,281)
Reduction of other obligations	(4,039)	(7,762)
Distributions paid on trust preferred securities	(11,700)	(5,850)
Shareowners' equity transactions:
Exercise of stock options and issuance of restricted shares	2,143	817
Employee stock purchase plan	296	1,111
Cash dividends paid on Common Stock	(1,350)	(10,065)

Net cash flows from financing activities	(14,650)	(99,247)

Discontinued operations	-	(25,415)

Net increase (decrease) in cash and cash equivalents	(49,574)	19,827
Cash and cash equivalents at beginning of period	94,032	116,356

Cash and cash equivalents at end of period	$44,458	$136,183

Supplemental Cash Flow Disclosures:
Cash paid (received) during the period for:
Interest	$49,180	$39,961
Income taxes - net (refunds) payments	(58,153)	857

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis Of Presentation

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

                         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for reporting on Form 10-Q and do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Certain reclassifications have been made in the 2000 consolidated financial statements and notes to conform to fiscal 2001 presentations.

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

                         In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first three months of fiscal 2001 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

[	COVER	]	||	[	TABLE OF CONTENTS	]

2.	Discontinued Operations

                         On June 26, 2000, the Company announced that it had entered into a definitive agreement to sell the stock of Bergen Brunswig Medical Corporation ("BBMC") to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., for approximately $181 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments which the Company does not believe will have a material effect on its Consolidated Financial Statements. The regulatory approvals and other closing conditions were satisfied during the fourth quarter of fiscal 2000, and the sale was consummated on August 16, 2000. During the fourth quarter of fiscal 2000, the net proceeds from this divestiture were used to pay down a portion of the $200 million Interim Term Loan maturing in October 2001 as required under the Senior Credit Agreement (See Note 8).

                         On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander Operating Company, LLC ("Stadtlander") to ProCare Pharmacy, Inc., a subsidiary of CVS Corporation, for approximately $124 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments, which the Company does not believe will have a material effect on its Consolidated Financial Statements. The transaction was structured as a sale of assets and was consummated on September 18, 2000. In addition, certain assets of the corrections division of Stadtlander, that portion of the business that provides pharmaceuticals to prison inmate populations, were sold to Secure Pharmacy Plus, Inc. for approximately $8 million in a cash transaction that was consummated on September 20, 2000. During the fourth quarter of fiscal 2000, the net proceeds from the divestitures of the two Stadtlander businesses were used to pay off the remaining portion of the $200 million Interim Term Loan and a portion of other debt as required under the Senior Credit Agreement. The Company expects to receive approximately $132 million of income tax refunds during fiscal 2001 and 2002 in connection with the losses recorded on the Stadtlander divestitures. Approximately $58 million of such refunds were received during the three months ended December 31, 2000.

                         The Company purchased Stadtlander from Counsel Corporation ("Counsel") on January 21, 1999, and is in disagreement with Counsel and Counsel's independent auditors regarding the valuation of the net assets of Stadtlander at that date. Notwithstanding the sale of the two Stadtlander businesses, the Company did not assign to the purchasers of the assets its claims against Counsel. Any amounts realized from Counsel would be recorded as an adjustment to the Company's purchase price. See Part II, Item 1, "Legal Proceedings" of this Quarterly Report.

                         The Company is in process of negotiating the final disposition price adjustments with the respective buyers of BBMC and Stadtlander and expects a resolution in the second or third quarter of fiscal 2001.

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

                         The Company has reclassified both BBMC (formerly the principal component of the Other Businesses segment) and the Stadtlander business segment as discontinued operations for the three months ended December 31, 1999 in the accompanying Statements of Consolidated Earnings.

                         The loss from discontinued operations for the three months ended December 31, 1999 includes interest expense allocated based on the expected cash proceeds from the sale of the two businesses and the average bank interest rates incurred during the period, and is detailed as follows:

In thousands	Three Months Ended December 31, 1999

Net sales and other revenues	$303,605
Cost of sales	248,628

Gross profit	54,977
Distribution, selling, general and administrative expenses	60,207

Operating loss	(5,230)
Net interest expense	4,909

Loss before income tax benefit	(10,139)
Income tax benefit	(3,919)

Loss from operations	$(6,220)

[	COVER	]	||	[	TABLE OF CONTENTS	]

3.	Comprehensive Income

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

4.	Impairment of Goodwill and Other Long-Lived Assets

                         The Company assesses the recoverability of goodwill using a fair value approach, based on discounted future operating cash flows, considering sales and operating earnings trends and other operating factors. In the fourth quarter of fiscal 2000, the Company's PharMerica, Inc. subsidiary ("PharMerica") recorded a $505.3 million impairment charge to write down the amount of recorded goodwill to its fair value.

                         The Company assesses the impairment of long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows are not sufficient to recover the assets' carrying amounts. An impairment loss is measured by comparing the asset's carrying amount to its fair value, generally using a discounted cash flow analysis.

[	COVER	]	||	[	TABLE OF CONTENTS	]

5.	Revenue Recognition

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

6.	Accounting Pronouncements

                         Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this standard has not had a material effect on the Company's consolidated financial position, results of operations or cash flows.

                         In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will be required to adopt SAB 101 in the fourth quarter of fiscal year 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on its consolidated financial position, results of operations or cash flows.

                         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS No. 125 which has the same title. SFAS 140 revises the standards for securitizations and other transfers of financial assets and expands the disclosure requirements for such transactions, but it carries over most of SFAS No. 125's provisions without change. Under SFAS 140, consistent standards are provided for distinguishing financial asset transfers which are sales from financial asset transfers which are secured borrowings. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and are to be applied prospectively. Management does not believe that it will change the Company's treatment of financial asset transfers under its Receivables Securitization program, which are accounted for as sales, or have any material effect on the Company's consolidated financial position, results of operations, or cash flows. It is expected that any effect will generally be limited to the form and content of the related financial statement disclosures.

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

7.	Accounts Receivable Securitization

                         On December 20, 2000, the Company replaced its Receivables Securitization program by entering into a new Receivables Securitization agreement with a financial institution. The new agreement, which has a five-year term, provides for a longer commitment by the financial institution than did the prior agreement, which had a one-year term. In addition, the new agreement is designed to give the Company additional availability, improved pricing and more flexibility in the timing of receivable sales. Availability is subject to specified percentages of eligible receivables, as defined in the agreement. The initial maximum availability under the program is $350 million, but the Company has the option to increase the maximum up to $450 million upon payment of an additional fee. If the Company increases the maximum availability above $358 million, the Company will make a corresponding reduction in maximum availability of bank borrowings pursuant to the terms of the Senior Credit Agreement (see Note 8).

                         Through the new Receivables Securitization program, Bergen Brunswig Drug Company ("BBDC") sells, on an ongoing basis, its accounts receivable to Blue Hill II ("Blue Hill"), a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. The program qualifies for treatment as a sale of assets under SFAS No. 125, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Sales are recorded at the estimated fair value of the receivables sold, reflecting discounts for the time value of money based on specified interest rates and estimated credit losses; the weighted average rate for the program was approximately 7.47% at December 31, 2000.

                         As of December 31, 2000 and September 30, 2000, the Company had outstanding net proceeds of $350.0 million and $168.0 million, respectively, from the sale of such receivables under the Receivables Securitization program, and accounts receivable has been reduced by these amounts in the accompanying Consolidated Balance Sheets. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the program. Aggregate discount and fees of approximately $5.2 million and $0.6 million on the sold receivables are included in net interest expense in the accompanying Statements of Consolidated Earnings for the three months ended December 31, 2000 and 1999, respectively.

[	COVER	]	||	[	TABLE OF CONTENTS	]

8.	Long-Term Debt

                         Long-term debt at December 31, 2000 and September 30, 2000 consisted of the following:

	December 31,	September 30,
Dollars in thousands	2000	2000

7 3/8% senior notes due 2003	$149,772	$149,744
7 1/4% senior notes due 2005	99,846	99,837
8 3/8% senior subordinated notes due 2008	308,119	308,119
Revolving credit facilities averaging
7.26% and 7.12%, respectively	55,000	55,000
Term loan due 2005, at 9.20% and
9.21%, respectively	254,637	254,637
Term loan due 2006, at 10.20% and
10.03%, respectively	190,927	190,927
7% convertible subordinated
debentures due 2006	20,609	20,609
6 7/8% exchangeable subordinated
debentures due 2011	8,425	8,425
Other	1,995	2,348

Total	1,089,330	1,089,646

Less current portion (see below)	32,302	22,364

Total	$1,057,028	$1,067,282

                         The Company's $1.5 billion Senior Credit Agreement originally consisted of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001 ("Interim Term Loan"), a $300 million term loan maturing in March 2005 ("Term A Loan") and a $200 million term loan maturing in March 2006 ("Term B Loan"). In August and September 2000, the Company used the proceeds of the BBMC and Stadtlander dispositions to fully repay the Interim Term Loan and to repay an aggregate $54 million of the Term A and Term B Loans. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. There were no outstanding revolving loans at December 31, 2000 and September 30, 2000. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 9.6% at December 31, 2000. The Company pays monthly commitment fees to maintain the availability of revolving loans under the Senior Credit Agreement. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, acquisitions, investments, methods of operation, dividend payments and capital expenditures. Effective September 29, 2000, the Senior Credit Agreement was amended to exclude the effect of certain special items recorded by the Company in the fourth quarter of fiscal 2000 from the calculation of the required ratios and covenants.

                         One of the Company's subsidiaries has a $55 million bank revolving credit facility which expires on May 20, 2001. Borrowings under the facility bear interest at 0.5% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement for which the Company incurs a fee of 2.75%.

                         Aggregate borrowings under the Senior Credit Agreement and other revolving credit facilities amounted to approximately $501 million at both December 31, 2000 and September 30, 2000. An aggregate of $31 million of such outstanding borrowings at December 31, 2000 has been classified in the current portion of long-term debt based on the scheduled future repayments within the next year as required under the Senior Credit Agreement.

[	COVER	]	||	[	TABLE OF CONTENTS	]

9.	Preferred Securities of Trust

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

[	COVER	]	||	[	TABLE OF CONTENTS	]

10.	Earnings (Loss) Per Share

                         The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the three months ended December 31, 2000 and 1999, respectively.

In thousands, except EPS	2000	1999

Numerator for both basic and diluted EPS:
Earnings from continuing operations	$21,352	$20,871
Loss from discontinued operations	-	(6,220)

Net earnings	$21,352	$14,651

Denominator:
Denominator for basic EPS - weighted average
shares of Class A Common Stock outstanding	134,934	134,247
Effects of dilutive employees' stock options
(dilutive potential common shares)	1,205	111

Denominator for diluted EPS - adjusted weighted
average shares and assumed conversions	136,139	134,358

Earnings (loss) per share:
Basic and diluted:
Continuing operations	$.16	$.16
Loss from discontinued operations	-	(.05)

Net earnings	$.16	$.11

[	COVER	]	||	[	TABLE OF CONTENTS	]

11.	Dividends

                         On November 17, 2000, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Class A Common Stock that was paid on December 6, 2000 to shareowners of record on November 28, 2000. During fiscal 2000 the Company paid dividends of $.075 per share in each of the first and second quarters and $0.01 per share in each of the third and fourth quarters.

[	COVER	]	||	[	TABLE OF CONTENTS	]

12.	Business Segment Information

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

                         The Other Businesses segment consists solely of Choice Systems Inc. ("Choice Systems"), which sells inventory management software to hospitals and other healthcare providers.

                         The segment structure described herein is different from that previously reported in the three months ended December 31, 1999 due to (a) the elimination of Stadtlander and BBMC, which are classified as discontinued operations, and (b) realignment of several of the Company's smaller subsidiaries. All fiscal 2000 data shown below has been restated to be consistent with the new organizational structure.

                         All of the Company's operations are located in the United States or the Commonwealth of Puerto Rico.

                         The following tables present segment information for the first three months of the past two fiscal years (dollars in thousands):

	Net Sales and Other Revenues

Three Months Ended December 31,	2000	1999

Pharmaceutical Distribution	$4,622,510	$4,370,165
PharMerica	335,166	309,444
Other Businesses	180	266
Corporate	524	467
Intersegment Eliminations	(181,597)	(170,244)

Revenues excluding bulk shipments	4,776,783	4,510,098

Bulk shipments of pharmaceuticals to
customers' warehouses	1,075,171	1,115,258

Total net sales and other revenues	$5,851,954	$5,625,356

                         Management evaluates segment performance based on revenues excluding bulk shipments to customers' warehouses. For further information regarding the nature of bulk shipments, which only occur in the Pharmaceutical Distribution segment, see Note 5.

                         Intersegment Eliminations represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica (BBDC is the principal supplier of pharmaceuticals to PharMerica). The $11.4 million increase in the three months ended December 31, 2000 is primarily due to increased intersegment shipments in order to support PharMerica's growth.

	Operating Earnings, LIFO Basis

Three Months Ended December 31,	2000	1999

Pharmaceutical Distribution	$76,637	$76,790
PharMerica	16,041	7,770
Other Businesses	(869)	(869)
Corporate	(17,506)	(16,822)

Total operating earnings	74,303	66,869
Net interest expense	(31,892)	(24,434)

Earnings before taxes on income and
distributions on preferred securities of
subsidiary trust	$42,411	$42,435

                         Segment operating profit is evaluated on both a FIFO and LIFO basis. The only operating unit which uses the LIFO inventory method is BBDC; accordingly, for all other operating units, LIFO earnings are the same as FIFO earnings. BBDC's LIFO charge was $1.3 million in each of the three months ended December 31, 2000 and 1999. Since the difference between FIFO and LIFO earnings was immaterial, only the LIFO basis is presented herein. Certain corporate office expenses of a direct operational nature are charged to the segments, but general corporate overhead is not allocated. Also, interest expense is not allocated to the segments.

[	COVER	]	||	[	TABLE OF CONTENTS	]

13.	Restructuring Charges

                         In the fourth quarter of fiscal 2000, the Company recorded a $10.7 million restructuring charge representing the estimated cost of (a) consolidating four BBDC distribution centers into larger existing facilities during fiscal 2001, (b) outsourcing certain BBDC delivery functions and (c) streamlining certain BBDC and other Pharmaceutical Distribution selling and administrative functions. The Albuquerque division was consolidated into the Phoenix facility in October 2000 and the Portland division was consolidated into the Seattle facility in December 2000. During the three months ended December 31, 2000, the Company recorded net charges of approximately $2.6 million against the restructuring liability. These charges consisted primarily of severance payments to terminated employees.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

PORTIONS OF MANAGEMENT'S DISCUSSION AND ANALYSIS PRESENTED BELOW, CONSISTING OF THOSE STATEMENTS WHICH ARE NOT HISTORICAL IN NATURE (INCLUDING, WITHOUT LIMITATION, THE COMPANY'S EXPECTATIONS REGARDING MARGINS, SALES MIX, COST REDUCTION EFFORTS, NURSING HOME ADMISSIONS, CASH AND CAPITAL REQUIREMENTS), MAY CONSTITUTE " FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE PROJECTED OR IMPLIED. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN EXHIBIT 99(A) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000. IN MANY CASES, THE COMPANY CANNOT PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.

RESULTS OF OPERATIONS

                         The Company's revenues excluding bulk shipments and earnings from continuing operations increased 6% and 2%, respectively, during the fiscal quarter ended December 31, 2000 (the first quarter of fiscal year 2001) compared to the corresponding period in the prior year. However, net earnings increased 46%, primarily because the prior year's results included a $6.2 million loss from discontinued operations. The following table summarizes key line items from the Company's Consolidated Statements of Earnings for these two quarters:

	Three Months Ended
	December 31,		%

Dollars in millions, except for per share amounts	2000	1999	Change

Revenues excluding bulk shipments	$4,776.8	$4,510.1	6%

Earnings from continuing operations	$21.4	$20.9	2%
Discontinued operations	-	(6.2)

Net earnings	$21.4	$14.7	46%

Diluted earnings per share:
Earnings from continuing operations	$0.16	$0.16	-%
Discontinued operations	-	(0.05)

Net earnings	$0.16	$0.11	45%

                         The loss from discontinued operations represents losses incurred during the first quarter of the prior year by BBMC and Stadtlander, which were sold by the Company in August and September 2000, respectively. Such losses included an allocation of interest expense based on the consolidated average bank borrowing rate and the expected proceeds from the dispositions, which approximated the amount of debt retired. For further discussion, see the "Discontinued Operations" section herein.

                         Fluctuations in the Company's operating results between the current and prior year quarters were not affected by acquisitions. The Company's most recent acquisition occurred in April 1999.

CONTINUING OPERATIONS

                         The 2% increase in earnings from continuing operations was principally due to an increase in operating earnings and a lower effective income tax rate, largely offset by higher net interest expense. The following table provides a summarized statement of continuing operations on a consolidated basis, including key line item percentage changes and ratios:

	Three Months Ended
	December 31,		%

Dollars in millions	2000	1999	Change

Revenues excluding bulk shipments	$4,776.8	$4,510.1	6%
Bulk shipments	1,075.2	1,115.3	(4)%

Net sales and other revenues	$5,852.0	$5,625.4	4%

Gross profit, LIFO basis	$304.8	$299.5	2%
Operating expenses	230.5	232.6	(1)%

Operating earnings	74.3	66.9	11%
Net interest expense	31.9	24.5	31%

Earnings from continuing operations
before income taxes and distributions	42.4	42.4	-%
Income taxes	17.5	18.0	(3)%
Distributions on trust preferred securities	3.5	3.5	-%

Earnings from continuing operations	$21.4	$20.9	2%

Percentage of revenues excluding
bulk shipments:
Gross profit, LIFO basis	6.38%	6.64%
Operating expenses	4.82%	5.16%
Operating earnings	1.56%	1.48%

                         Revenues excluding bulk shipments increased 6% in the first quarter of fiscal 2001 due to growth in both the Pharmaceutical Distribution and PharMerica segments, as described in the "Segment Information" section below.

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

                         Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 6.38% and 6.64% in the first quarters of fiscal 2001 and 2000, respectively. The 26 basis-point decrease was primarily attributable to lower selling margins and sales mix changes in the Pharmaceutical Distribution and PharMerica segments, as described in the "Segment Information" section below.

                         Operating expenses consist of distribution, selling, general and administrative expenses ("DSG&A"). Operating expenses as a percentage of revenues excluding bulk shipments were 4.82% and 5.16% in the first quarters of fiscal 2001 and 2000, respectively. The 34 basis-point decrease was principally due to the Pharmaceutical Distribution and PharMerica operating efficiencies described in the "Segment Information" section below.

                         Operating expenses include the amortization of goodwill, only a portion of which is tax-deductible. Goodwill amortization decreased by approximately $3.3 million during the first quarter of fiscal 2001, substantially all of which resulted from lower amortization of PharMerica goodwill following the $505.3 million goodwill impairment charge recorded in September 2000. The table below provides a summary of goodwill amortization from continuing operations by segment and its effect on net earnings and diluted earnings per share.

	Three Months Ended
	December 31,

Dollars in millions	2000	1999

Pharmaceutical Distribution	$1.9	$1.9
PharMerica	2.7	6.0

Total goodwill amortization	4.6	7.9
Tax benefit of deductible portion	(1.0)	(1.0)

Reduction of net earnings	$3.6	$6.9

Reduction of diluted earnings per share	$0.03	$0.05

Segment Information

                         Following is a summary of revenues and operating earnings for the Company's business segments:

Dollars in millions

	Revenues Excluding
	Bulk Shipments
			%
Three Months Ended December 31,	2000	1999	Change

Pharmaceutical Distribution	$4,622.5	$4,370.2	6%
PharMerica	335.2	309.4	8%
Other Businesses	0.2	0.3
Corporate	0.5	0.5
Intersegment Eliminations	(181.6)	(170.3)

Total	$4,776.8	$4,510.1	6%

	Operating Earnings (Loss),
	LIFO Basis
			%
Three Months Ended December 31,	2000	1999	Change

Pharmaceutical Distribution	$76.6	$76.8	-%
PharMerica	16.0	7.8	106%
Other Businesses	(0.8)	(0.8)	-%
Corporate	(17.5)	(16.9)	(4)%

Total	$74.3	$66.9	11%

Percentages of revenues excluding
bulk shipments:

Pharmaceutical Distribution:
Gross profit	3.98%	4.23%
Operating expenses	2.32%	2.47%
Operating earnings	1.66%	1.76%

PharMerica:
Gross profit	35.85%	36.83%
Operating expenses	31.06%	34.32%
Operating earnings	4.79%	2.51%

Pharmaceutical Distribution:

                         Revenues increased 6% in the first quarter of fiscal 2001, representing growth by both BBDC and ASD. BBDC's revenues increased 5%, reflecting strong growth in the retail category principally due to the addition or expansion of business with several large regional drug store chains and mail order pharmacies. Health systems revenues, however, declined due to the loss of business from some of the healthcare providers that are members of Novation, a large group purchasing organization that had previously recognized BBDC as an authorized distributor. In addition, the overall BBDC year-over-year revenue growth comparison was impacted because revenues in the first quarter of fiscal 2000 included non-recurring incremental customer purchases related to Y2K concerns. ASD's revenues increased 23%, primarily representing growth in its oncology business. The BBDC and ASD increases were comprised of a larger volume of shipments to existing customers as well as to a significant number of new customers. National industry economic conditions were also favorable, with increases in prescription drug usage and higher pharmaceutical prices contributing to this segment's revenue growth.

                         Operating earnings in the first quarter of fiscal 2001 were virtually unchanged from the prior-year quarter. As a percentage of revenues, operating earnings on a LIFO basis were 1.66% and 1.76% of revenues in the first quarters of fiscal 2001 and 2000, respectively. The 10 basis point decrease represents the net effect of a 25 basis-point reduction in gross margin, partially offset by a 15 basis-point reduction in operating expenses.

                         Gross margin on a LIFO basis was 3.98% and 4.23% in the first quarters of fiscal 2001 and 2000, respectively. The 25 basis-point reduction reflects a lower gross margin at BBDC, partially offset by a higher gross margin at ASD. BBDC's margins declined mainly due to intense price competition within the industry, as well as to a change in BBDC's sales mix, with a greater proportion of revenues coming from high-volume, low-margin drug store chain customers. ASD's gross margin improved principally due to increased buyside opportunities in the oncology market and to stabilization of the plasma market.

                         In the Company's wholesale distribution businesses, it is customary to pass on manufacturers' price increases to customers. Investment buying enables distributors such as the Company to benefit by purchasing goods in advance of anticipated manufacturers' price increases. Consequently, the rate or frequency of future price increases by manufacturers, or the lack thereof, influences the profitability of the Company.

                         Management anticipates further downward pressure on sell-side gross margins in the pharmaceutical distribution businesses during the remainder of fiscal 2001 because of continued selling price competition influenced by high-volume customers. Management expects that these pressures may be offset to some extent by an increased sales mix of more profitable products and services and continued reduction of operating expenses as a percentage of revenues. However, no assurance can be given that such improved sales mix or expense reduction can be achieved since many of the factors that impact such results (e.g. the effect of group purchasing agreements, competitive inroads, market conditions, etc.) are outside of the Company's control.

                         Operating expenses as a percentage of revenues excluding bulk shipments were 2.32% and 2.47% in the first quarters of fiscal 2001 and 2000, respectively. The 15 basis-point reduction was primarily attributable to continued operating efficiencies and the spreading of fixed costs over a larger revenue base. This segment's distribution infrastructure has been able to process increasing volume without a proportionate increase in operating expenses. Contributing to this efficiency in fiscal 2001 was the consolidation of two distribution centers, the outsourcing of deliveries, and the streamlining of administrative functions pursuant to BBDC's restructuring plan announced in the fourth quarter of fiscal 2000 (see Note 13 of the accompanying Notes to Consolidated Financial Statements). Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the operating expense ratio because these customers are less costly to serve due to economics of scale in transportation and certain other functions.

PharMerica:

                         PharMerica's revenues increased 8% in the first quarter of fiscal 2001, mainly due to a 33% growth in revenues from the workers' compensation services business. Long-term care revenues were 4% higher than in the prior-year quarter, as the customer base continues to stabilize following the implementation of PPS (see below). In addition, PharMerica's long-term care business has tightened its credit and pricing policies during the past year, which has slowed its growth rate.

                         PharMerica's operating earnings, as a percentage of revenues, were 4.79% and 2.51% in the first quarters of fiscal 2001 and fiscal 2000, respectively. The significant improvement resulted from a 326 basis-point reduction in operating expenses, partially offset by a 98 basis-point reduction in gross margin. Approximately one-third of the operating expense basis-point reduction is attributable to the aforementioned $3.3 million decrease in goodwill amortization. The remaining operating expense reduction is mainly due to lower employee costs and other efficiencies resulting from the consolidation of several pharmacies, the outsourcing of deliveries, the conversion of a majority of disparate pharmacy computer systems to a common AS400 platform, and other programs which have been implemented to streamline operations. Also, the bad debt provision was slightly lower in the current quarter, partially due to the benefits derived from the new credit policies and guidelines implemented in late fiscal 2000. The reduction in gross margin reflects continued selling price pressures, partially offset by the benefits of increased participation in Bergen's purchasing programs. In addition, the aforementioned ratios were impacted by a change in the sales mix, with a greater proportion of revenues coming from the workers' compensation business, which has lower gross margins and lower operating expenses than the long-term care business.

                         Over the past two years, PharMerica's revenues and gross margin have been adversely affected by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the Prospective Payment System ("PPS"). While the Company did see stabilization of these trends in fiscal 2000 and early fiscal 2001, management expects that they will continue to affect PharMerica in the remaining quarters of fiscal 2001. In addition, lower Medicaid reimbursement levels resulting from the previously-disclosed reductions in Average Wholesale Prices ("AWP") and Federal Upper Limit ("FUL") prices will continue to adversely affect PharMerica's gross margins in fiscal 2001.

Other Businesses:

                         Revenues decreased by $0.1 million in the first quarter of fiscal 2001, while operating losses were unchanged from the prior-year first quarter. Choice Systems continues to operate at an unprofitable level during its transition to a new line of software products.

Corporate:

                         Corporate expenses, net of minor revenue, increased $0.6 million, or approximately 4%, in the first quarter of fiscal 2001. As a percentage of consolidated revenues, net Corporate expenses were .37% in each of the first quarters of fiscal 2001 and 2000.

Intersegment Eliminations:

                         These amounts represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica (BBDC is the principal supplier of pharmaceuticals to PharMerica). The 7% increase in the first quarter of fiscal 2001 is attributable to the higher volume of intersegment shipments necessary to support PharMerica's growth.

Interest Expense and Distributions on Preferred Securities

                         The Company's financing expenses for its continuing operations are comprised of two line items on the Statements of Consolidated Earnings:

	Three Months Ended
	December 31,
			%
Dollars in millions	2000	1999	Change

Net interest expense (pre-tax)	$31.9	$24.5	31%

Distributions on preferred securities of subsidiary
trust (before income tax benefit of $2.3)	5.8	5.8	-%

Total financing expenses for continuing operations	$37.7	$30.3	25%

                         Total financing expenses increased $7.4 million in the first quarter of fiscal 2001 over the respective prior-year quarter. This increase was primarily due to higher interest expense incurred on the Company's bank borrowings and Receivables Securitization program due to both (a) higher interest rates and fees associated with the Senior Credit Agreement as compared to the previous credit facilities and (b) increases in market lending rates.

Taxes on Income

                         Taxes on income, excluding the tax benefit on distributions on the Company's Preferred Securities, were 41.3% and 42.5% of pre-tax earnings in the first quarters of fiscal 2001 and 2000, respectively. The 1.2% reduction in the effective tax rate is primarily attributable to the aforementioned decrease in nondeductible PharMerica goodwill amortization.

DISCONTINUED OPERATIONS

                         On June 26, 2000, the Company announced that it had entered into a definitive agreement to sell the stock of BBMC to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., for approximately $181 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments. The regulatory approvals and other closing conditions were satisfied during the fourth quarter, and the sale was consummated on August 16, 2000. The net proceeds from this divestiture were used to pay down the $200 million Interim Term Loan maturing in October 2001.

                         On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander to ProCare Pharmacy, Inc., a subsidiary of CVS Corporation, for approximately $124 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments. The transaction was structured as a sale of assets and was consummated on September 18, 2000. In addition, certain assets of the corrections division of Stadtlander, that portion of the business that provides pharmaceuticals to prison inmate populations, were sold to Secure Pharmacy Plus, Inc. for approximately $8 million in a cash transaction which was consummated on September 20, 2000. The net proceeds from the divestitures of the two Stadtlander businesses were used to pay off the remaining portion of the $200 million Interim Term Loan and a portion of other debt.

                         The Company has reclassified both BBMC and Stadtlander as discontinued operations in the accompanying Consolidated Financial Statements. The $6.2 million loss from discontinued operations in the first quarter of fiscal 2000 principally reflects losses at Stadtlander, which experienced unprofitable operations due to low gross margins, high bad debt provisions, and costs associated with its restructuring. BBMC reported a small loss in that quarter.

                         For further information on Discontinued Operations, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

                         Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year:

	December 31, 2000	September 30, 2000

Debt, net of cash	50%	49%
Equity, including the Preferred Securities	50%	51%

                         The increase in the debt percentage is mainly due to a decrease in cash and cash equivalents to $44 million at December 31, 2000 from $94 million at September 30, 2000, partially offset by a smaller increase in equity due to the Company's net earnings for the three months ended December 31, 2000.

                         The Company's $1.5 billion Senior Credit Agreement originally consisted of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001 ("Interim Term Loan"), a $300 million term loan maturing in March 2005 ("Term A Loan") and a $200 million term loan maturing in March 2006 ("Term B Loan"). In August and September 2000, the Company used the proceeds of the BBMC and Stadtlander dispositions to fully repay the Interim Term Loan and to repay an aggregate $54 million of the Term A and Term B Loans. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. There were no outstanding revolving loans at December 31, 2000 and September 30, 2000. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 9.6% at December 31, 2000. The Company pays monthly commitment fees to maintain the availability of revolving loans under the Senior Credit Agreement. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, acquisitions, investments, methods of operation, dividend payments and capital expenditures. Effective September 29, 2000, the Senior Credit Agreement was amended to exclude the effect of certain special items recorded by the Company in the fourth quarter of fiscal 2000 from the calculation of the required ratios and covenants.

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

                         Through the new Receivables Securitization program, BBDC sells, on an ongoing basis, its accounts receivable to Blue Hill, a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of December 31, 2000, the Company had outstanding net proceeds of $350 million from the sale of such receivables under the new Receivables Securitization program, and accounts receivable has been reduced by this amount in the accompanying Consolidated Balance Sheet.

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

                         See Notes 7, 8 and 9 of the accompanying Notes to Consolidated Financial Statements for further information regarding the Receivables Securitization program, the Senior Credit Agreement and the Preferred Securities.

                         On November 17, 2000, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock that was paid on December 6, 2000 to shareowners of record on November 28, 2000. During fiscal 2000 the Company paid dividends of $.075 per share in each of the first and second quarters and $.010 per share in each of the third and fourth quarters.

                         The Company's cash flows during the first three months of fiscal 2001 and 2000 are summarized in the following table:

	Three Months Ended
	December 31,

Dollars in millions	2000	1999

Earnings from continuing operations, excluding
non-cash charges	$58.1	$63.2
Increases in operating assets and liabilities	(268.9)	(81.9)

Net cash flows from operating activities	(210.8)	(18.7)
Property acquisitions	(5.6)	(37.3)
Net proceeds from sale of accounts receivable	182.0	200.0
Net repayment of debt and other obligations	(4.0)	(85.3)
Cash dividends on Common Stock	(1.3)	(10.1)
Distributions on Preferred Securities	(11.7)	(5.8)
Discontinued operations	-	(25.4)
Other - net	1.8	2.4

Net increase (decrease) in cash and cash equivalents	$(49.6)	$19.8

                         For the three months ended December 31, 2000, the Company generated $210.8 million of negative cash flows from operations, compared with $18.7 million of negative cash flows from operations in the comparable period in fiscal 2000. The larger negative cash flows in fiscal 2001 were primarily attributable to BBDC's increased inventory levels due to a higher participation in seasonal investment buying activity. In the prior year, BBDC did not fully participate in seasonal buying activity during the winter months primarily due to the limited availability of funds preceding the refinancing of the Company's revolving credit facility.

                         The Company believes that internally generated cash flows, funding available under the Senior Credit Agreement, the Receivables Securitization program, trade credit extended by suppliers in the ordinary course of business, and funds potentially available in the private and public capital markets will be sufficient to meet anticipated cash and capital requirements. However, actual results could differ from this forward-looking statement as a result of, among other things, unanticipated capital requirements, changes in supplier trade credit terms, or an inability to access the capital markets on acceptable terms when, and if, necessary. The Company's debt ratings are an important factor in its ability to access capital on acceptable terms.

                         Property acquisitions relate principally to the purchase of warehouse, pharmacy and data processing equipment and included the purchase of the Company's previously-leased Corporate headquarters building in October 1999.

NEW ACCOUNTING PRONOUNCEMENTS

                         Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. During the remaining nine months of fiscal 2001, the Company plans to adopt several additional new pronouncements issued by the FASB and the SEC. SFAS 133 and the new pronouncements have not had or are not expected to have a significant impact on the Company's reported consolidated financial position, results of operations or cash flows. See Note 6 of the accompanying Notes to Consolidated Financial Statements for further information.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

                         The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At December 31, 2000, the Company's debt consisted of approximately $588.8 million of fixed-rate debt with a weighted average interest rate of 7.86% and $500.5 million of variable-rate debt (consisting principally of bank borrowings under the Senior Credit Agreement) with a weighted average interest rate of 9.37%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements. If interest rates on the Senior Credit Agreement were to increase by 94 basis points (one-tenth of the rate at December 31, 2000), the impact on the pre-tax earnings from continuing operations during the three months ended December 31, 2000 would be an increase of approximately $1.2 million.

                         The Company is evaluating various financial instruments which could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company.

                         The Company also believes that its interest rate exposure could be somewhat mitigated due to the favorable effect which inflation may have on the Company, specifically, manufacturers' price inflation which may accelerate concurrently with a general increase in interest rates, to the extent that the Company can take advantage of such inflation in purchasing and selling inventory. The Company's ability to take advantage of such inflation is contingent upon various factors, including, but not limited to, the availability of inventory and capital on terms acceptable to the Company.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no new material matters in the legal proceedings as previously reported in Part I, Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed with the Securities and Exchange Commission on December 29, 2000 except as otherwise might be set forth below.

Section 1.

1.1      State Antitrust Actions

           1.1.1     As previously reported, between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a Consolidated Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions. The California Complaint alleges the Company and 35 other pharmaceutical industry-related companies violated California's Cartwright Act, Unfair Practices Act, and the Business and Professions Code unfair competition statute. The California Complaint alleges the defendants jointly and separately engaged in secret rebating, price fixing and price discrimination between plaintiffs and plaintiffs' alleged competitors who sell pharmaceuticals to patients or retail customers. Plaintiffs seek, on behalf of themselves and a class of similarly situated California pharmacies, injunctive relief and treble damages in an amount to be determined at trial. The judge struck the class allegations from the Unfair Practices Act claims, and on June 26, 1995, granted plaintiffs' motion for class certification of the consolidated actions. On September 8, 1995, the court entered an order staying all proceedings in the consolidated actions pending resolution of the federal action. To date, the action is still stayed. In addition, on November 13, 2000, the Company was sued in Santa Clara Superior Court in the State of California, along with 24 pharmaceutical manufacturers and 2 other wholesalers, in an antitrust suit under California state law entitled Paradise Drugs, Inc. et al. v. Abbott Laboratories, et al., No. CV 793852. The complaint alleges essentially the same claims as those raised in the above-described California Complaint on behalf of a group of retail pharmacies that opted out of both the federal and state class actions. By agreement of the parties, no response thereto is required until March 30, 2001. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. The various state actions have not yet been set for trial.

1.2      Federal Opt Out Antitrust Actions

           1.2.1     In addition to the above-mentioned state court actions in Sections 1.1, the Company and other wholesale defendants have been added as defendants in a series of related federal antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases. After a successful motion by the Company and other wholesalers, the damage period in these cases was limited to October 1993 to the present. On July 17, 2000, the wholesaler defendants filed a motion for summary judgment. On November 6, 2000, the court granted the motion, dismissing all claims against the wholesalers. An Arkansas group of opt out plaintiffs filed a motion for reconsideration, requesting that their Arkansas state law claims not be dismissed. That motion was granted on January 9, 2001. The plaintiffs in these opt out actions have filed a notice of appeal of the entry of judgment on behalf of the wholesaler defendants on the Sherman Act claims. No briefing in the Seventh Circuit has yet commenced.

           1.2.2     On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to the lesser amount of either 1% of each shared judgment or an aggregate amount of $1 million on all shared judgments in all actions; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses in an amount agreed to by the manufacturers (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers all antitrust actions raising the issues described above and which allege joint and several liability with at least one manufacturer, including the cases described in this Section.

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

           1.3.3     On September 22, 2000, the Court granted the Company's request for a stay of the action pending the FDA review of the Gottesfeld Petition, which was due by the end of January 2001. As of November 7, 2000, the court ordered a continuance of the Stay until January 31, 2001, at which time the parties were to file a further status report. On January 31, 2001, the parties filed status reports, but to date, the stay remains in effect and no trial date has been set.

           1.3.4     On January 22, 2001, the FDA notified Gottesfeld and other interested parties, including the Company, that it had completed its action on the Gottesfeld petition, and that a formal response was being prepared and would be released shortly.

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

           1.4.2     The Company has tendered $53,000 in exchange for statutory contribution protection and a covenant not to sue in the Decree. The Decree was expected to be entered in the Fourth Quarter of 1999, but as of January 2001, still has not been entered. Upon entering the Decree, all EPA claims and NRD Liability against the Company will be released and any future contribution or cost recovery actions by other PRP's against the Company will be barred.

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

           1.4.4     In May 1999, the U.S. filed a Memorandum in Support of the Decree, which the Group opposed. In August 2000, the U.S. District Court Judge for the Western District of Michigan granted the United States' Motion for Entry of the Decree. However, in October 2000, the Company received service of the Group's notice to appeal. As of November 2000, the Group filed a motion to stay the appeal for seven weeks, pending ongoing settlement negotiations. As of late January 2001, a proposed settlement has been submitted for review by the Department of Justice. Accordingly, the parties have requested that the appeal process be held in abeyance for at least an additional 30 days.

1.5      Li Li Ha Pharmacy/Hawaii

           1.5.1     As previously reported, PharMerica had been informed by the State of Hawaii Medicaid Fraud Division that it had initiated an investigation into possible violations of Medicaid regulations by a pharmacy operated by PharMerica in Honolulu, Hawaii. Upon receipt of the alleged violations, PharMerica cooperated fully with the State of Hawaii in performing a joint investigation of the pharmacy operations, and on January 8, 2001 agreed to a settlement agreement with the State. The required payments under the settlement agreement with the State were immaterial to the Company's overall financial condition. The Company is not aware of any investigations or pending investigations by any other state or federal agency in connection with this matter.

           Although the amount of liability at December 31, 2000 with respect to the referenced proceedings in Section 1 above cannot be ascertained, with the exception of the Li Li Ha Pharmacy/Hawaii matter, in the opinion of management, based upon information currently available to management, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in complex legal proceedings.

Section 2.

2.1      Bergen Securities, Trust and Derivative Actions

           2.1.1     As previously reported, following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, and following the Company's disclosures, in its complaint against the Counsel defendants, reported by the press on October 15, 1999, regarding the accounting irregularities involved in the Stadtlander acquisition, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California. By order of the Court, pursuant to the parties' stipulation, the 10 cases have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Bergen securities action").

           2.1.2     The Bergen securities action is purportedly brought on behalf of a class of the Company's shareholders who purchased or otherwise acquired the Company's common stock from March 16, 1999 through October 14, 1999, and were allegedly damaged thereby. The Bergen securities action asserts, among other things, various similar claims under sections 11, 12 and 15 of the Securities Act 1933, and under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Bergen securities action alleges that the Company and certain of its officers and directors made material omissions and misrepresentations in their PharMerica Proxy Statement/Prospectus, and in other public statements prior to October 14, 1999, by failing to disclose sooner certain accounting irregularities the Company uncovered at Stadtlander after its acquisition, and by allegedly failing to disclose sooner that the reserves for uncollectible accounts receivable at PharMerica were allegedly understated by approximately $35 million.

           2.1.3     On or about April 25, 2000, plaintiffs filed and served a consolidated amended complaint in the Bergen securities action. On June 23, 2000, the Company filed and served a motion to dismiss plaintiffs' consolidated amended complaint in the Bergen securities action. Plaintiffs have responded to the Company's motion, and the Company has filed and served its reply. The hearing currently was scheduled to take place on January 28, 2001.

           2.1.4     In addition to the Bergen securities action, two separate lawsuits alleging violations of certain federal securities laws were commenced in federal court in California, and another lawsuit was commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks.

           2.1.5     By order of the Court, pursuant to the parties' stipulation, the Trust securities cases also have been consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Trust securities action"), and have been coordinated with the Bergen securities action as related cases for pre-trial purposes. The Trust securities action purportedly is brought on behalf of a class of persons who purchased shares of the Trust's Preferred Securities pursuant to the May 26, 1999 offering of such securities, including, in two of the cases, persons who thereafter acquired any such Preferred Securities on the open market prior to October 14, 1999.

           2.1.6     The Trust securities action asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, as well as claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. In general, the Trust securities action contends the Trust and the Company failed to fulfill a purported duty to disclose in the Company's 1999 Registration Statement, and in related offering materials with respect to the issuance of the Trust's Preferred Securities, and that the financial data provided by the Company was supposedly unreliable because Stadtlander was suffering from accounting irregularities as a result of the fraud of the Counsel defendants. The complaint in the Trust securities action also alleges that the Company should have disclosed PharMerica's problems arising from uncollectible accounts receivable sooner than it did.

           2.1.7     On or about June 8, 2000, Plaintiffs filed and served a consolidated amended complaint in the Trust securities action. On August 1, 2000, the Company filed and served a motion to dismiss the consolidated amended complaint in the Trust securities action. Plaintiffs have responded to the Company's motion, and the hearing currently was scheduled to take place on January 28, 2001.

           2.1.8     The Plaintiffs in the Bergen securities action and the Trust securities action seek damages in an unspecified amount, and/or rescission, as well as pre-judgment and post-judgment interest, costs and attorneys' fees. Pursuant to court order, "lead plaintiffs" and "lead counsel" have been appointed in the Bergen securities action and the Trust securities action under the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Except as set forth above, no motions are currently pending in any of the actions. No discovery has been commenced by any party to date in any of the actions, except for two third-party subpoenas issued to preserve evidence pending resolution of the pleadings. No trial dates have been set in any of the actions.

           2.1.9     On March 15, 2000, the Company accepted service of a purported shareholder derivative action pending in the Orange County Superior Court (the "Bergen derivative action"). The Bergen derivative action asserts several purported state law causes of action against the directors and certain senior officers of the Company (the "individual defendants"), and also against the Company (as a nominal defendant), alleging, in general terms, various alleged fiduciary breaches and related claims arising from the alleged failure of the individual defendants to conduct adequate due diligence before proceeding with the Stadtlander acquisition and causing the Company to allegedly violate federal securities laws, as alleged in the Bergen securities action and Trust securities action.

           2.1.10     On Thursday, April 13, 2000, the Company and the individual defendants removed the Bergen derivative action to federal court, on the ground that the purported state law causes of action asserted in the complaint all derive from, and depend upon the resolution of, substantial questions of federal securities law. The plaintiff filed and served a motion to remand the Bergen derivative action to the Orange County Superior Court. The Company opposed plaintiff's motion to remand, to which the plaintiff replied. The Court issued an Order dated August 2, 2000, denying the plaintiff's motion to remand.

           2.1.11     The Company and the individual defendants requested the derivative complaint be consolidated and/or coordinated with the Bergen securities action and the Trust securities action. To that end, the Bergen derivative action has been assigned to the same Court in which the Bergen securities action and the Trust securities action are pending.

           2.1.12     The Company filed and served a motion to dismiss the complaint in the Bergen derivative action. The plaintiff filed an opposition to that motion, to which the Company replied. On November 28, 2000, the Court issued an order granting the Company's motion to dismiss the derivative action, pursuant to which it dismissed the derivative complaint without leave to amend. On December 7, 2000, the plaintiff in the Bergen derivative action filed and served a motion for reconsideration of the Court's order dismissing the action. The hearing on plaintiff's motion for reconsideration is set for hearing on February 26, 2001. The Company intends to oppose the motion.

           2.1.13     The Company has reached a tentative settlement agreement with plaintiffs' counsel in the various actions, together with its directors' and officers' liability insurance carriers. The parties have negotiated a draft Memorandum of Understanding regarding the settlement of the various actions, which should be executed shortly. The Company believes it is likely the cases will be settled in accordance with the parties' mediated settlement proposal, as modified by the Company's subsequent discussions with its insurance carriers, and as reflected in the Memorandum of Understanding. However, if the pending settlement is not approved by the Court, the Company will continue to vigorously defend against the claims asserted in the various purported shareholder class action lawsuits and the Bergen derivative action. In that regard, due to the incipient stage of the litigation, its ongoing status, and the necessary uncertainties involved in all litigation, the Company does not believe it is currently feasible to predict or determine the outcome or resolution of this proceeding, or to estimate the amounts of, or potential range of, loss, if any, with respect to this proceeding.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

PART II.   OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	10

Receivables Purchase and Servicing Agreement dated as of December 20, 2000 among Blue Hill II, Inc., Redwood Receivables Corporation, Bergen Brunswig Drug Company and General Electric Capital Corporation.

*	99	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

	*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

(b)	REPORTS ON FORM 8-K:

There were no reports filed on Form 8-K during the three months ended December 31, 2000.

[	COVER	]	||	[	TABLE OF CONTENTS	]

SIGNATURES

                         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERGEN BRUNSWIG CORPORATION

By	/s/ Robert E. Martini

Robert E. Martini Chairman of the Board and Chief Executive Officer

By	/s/ Neil F. Dimick

Neil F. Dimick Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 12, 2001

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

INDEX TO EXHIBITS

EXHIBIT NUMBER		PAGE NUMBER

10	Receivables Purchase and Servicing Agreement dated as of December 20, 2000 among Blue Hill II, Inc., Redwood Receivables Corporation, Bergen Brunswig Drug Company and General Electric Capital Corporation.	39

99*	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.