Form 10-Q
period 2001-03-31
BERGEN BRUNSWIG CORP
filed 2001-05-14
CIK 11454

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class of Common Stock	Number of Shares Outstanding April 30, 2001

Class A Common Stock -
par value $1.50 per share	135,251,990

[	COVER	]

BERGEN BRUNSWIG CORPORATION

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND SEPTEMBER 30, 2000
(dollars in thousands)
(Unaudited)

	March 31,	September 30,
- - ASSETS - -	2001	2000

CURRENT ASSETS:
Cash and cash equivalents ......................................................	$57,510	$94,032
Accounts and notes receivable, less allowance
for doubtful receivables: $148,912 at March 31,
2001 and $183,373 at September 30, 2000 ..............................	1,180,008	1,232,300
Inventories ...............................................................................	2,805,890	2,067,335
Income taxes receivable ...........................................................	16,293	72,189
Deferred income taxes ..............................................................	12,783	29,887
Prepaid expenses ....................................................................	19,256	21,783

Total current assets ............................................................	4,091,740	3,517,526

PROPERTY - at cost:
Land ......................................................................................	17,058	17,210
Buildings and leasehold improvements ......................................	115,803	115,644
Equipment and fixtures ............................................................	227,034	225,745

Total property ....................................................................	359,895	358,599
Less accumulated depreciation and amortization .......................	162,388	150,091

Property - net ....................................................................	197,507	208,508

OTHER ASSETS:
Goodwill - net .........................................................................	667,947	658,640
Investments ...........................................................................	8,046	18,179
Noncurrent receivables ............................................................	15,190	16,293
Deferred income taxes ............................................................	21,445	25,153
Deferred charges and other assets ...........................................	120,152	127,125

Total other assets .............................................................	832,780	845,390

TOTAL ASSETS .......................................................................	$5,122,027	$4,571,424

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND SEPTEMBER 30, 2000
(dollars in thousands)
(Unaudited)

	March 31,	September 30,
- - LIABILITIES AND SHAREOWNERS' EQUITY - -	2001	2000

CURRENT LIABILITIES:
Accounts payable ....................................................................	$2,592,629	$2,017,130
Accrued liabilities ....................................................................	231,749	249,712
Customer credit balances ........................................................	108,490	161,420
Current portion of long-term debt ...............................................	41,741	22,364
Current portion of other long-term obligations .............................	1,257	1,388

Total current liabilities ........................................................	2,975,866	2,452,014

Long-term debt, net of current portion .........................................	1,046,789	1,067,282
Other long-term obligations, net of current portion ........................	25,804	28,879

Total long-term obligations .................................................	1,072,593	1,096,161

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY DEBT SECURITIES OF THE COMPANY .......	300,000	300,000

SHAREOWNERS' EQUITY:
Capital stock:
Preferred - authorized: 3,000,000 shares; issued: none ..........	-	-
Class A Common - authorized: 300,000,000 shares;
issued: 138,337,035 shares at March 31, 2001
and 137,899,552 shares at September 30, 2000 ....................	207,506	206,849
Paid-in capital .......................................................................	824,126	821,354
Accumulated other comprehensive income ..............................	15	13
Accumulated deficit ...............................................................	(232,922)	(279,754)

Total ...............................................................................	798,725	748,462
Treasury shares at cost: 3,103,376 shares at March 31, 2001
and 3,110,673 shares at September 30, 2000 .......................	(25,157)	(25,213)

Total shareowners' equity .................................................	773,568	723,249

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY .................	$5,122,027	$4,571,424

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS AND SIX MONTHS ENDED
MARCH 31, 2001 AND 2000
(in thousands except per share amounts)
(Unaudited)

	THREE MONTHS		SIX MONTHS

	2001	2000	2001	2000

Consolidated earnings:
Net sales and other revenues:
Excluding bulk shipments to
customers' warehouses	$4,987,291	$4,572,727	$9,764,074	$9,082,825
Bulk shipments to customers'
warehouses	914,655	1,000,778	1,989,826	2,116,036

Total net sales and other revenues	5,901,946	5,573,505	11,753,900	11,198,861
Cost of sales	5,573,080	5,257,797	11,120,219	10,583,643

Gross profit	328,866	315,708	633,681	615,218

Distribution, selling, general
and administrative expenses	237,518	238,831	468,030	471,472

Operating earnings from continuing operations	91,348	76,877	165,651	143,746
Net interest expense	37,242	24,219	69,134	48,653

Earnings from continuing operations before
taxes on income and distributions on
preferred securities of subsidiary trust	54,106	52,658	96,517	95,093
Taxes on income from continuing operations	22,412	25,420	39,932	43,445

Earnings before distributions on preferred
securities of subsidiary trust	31,694	27,238	56,585	51,648
Distributions on preferred securities of
subsidiary trust, net of income tax benefit	(3,513)	(3,513)	(7,052)	(7,052)

Earnings from continuing operations	28,181	23,725	49,533	44,596
Loss from discontinued operations,
net of income tax benefit	-	(6,431)	-	(12,651)

Net earnings	$28,181	$17,294	$49,533	$31,945

Basic and diluted earnings (loss) per share:
Basic:
Continuing operations	$.21	$.18	$.37	$.33
Loss from discontinued operations	-	(.05)	-	(.09)

Net earnings	$.21	$.13	$.37	$.24

Diluted:
Continuing operations	$.21	$.18	$.36	$.33
Loss from discontinued operations	-	(.05)	-	(.09)

Net earnings	$.21	$.13	$.36	$.24

Weighted average number of
shares outstanding:
Basic	135,200	134,498	135,067	134,372

Diluted	137,006	134,594	136,573	134,476

Cash dividends declared per share of
Class A Common Stock	$0.010	$0.075	$0.020	$0.150

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED
MARCH 31, 2001 AND 2000
(in thousands)
(Unaudited)

	2001	2000

Operating Activities
Earnings from continuing operations	$49,533	$44,596
Adjustments to reconcile earnings from continuing
operations to net cash flows from operating activities:
Provision for doubtful receivables	24,834	28,871
Depreciation and amortization of property	22,631	22,801
Loss on dispositions of property	1,458	25
Amortization of intangible assets	11,549	18,586
Amortization of debt financing costs	5,415	5,264
Deferred compensation	2,927	2,701
Deferred income taxes	20,811	4,017
Effects of changes on:
Receivables	(103,437)	(139,654)
Inventories	(738,555)	(422,919)
Income taxes receivable	55,896	28,507
Prepaid expenses and other assets	2,346	(7,691)
Accounts payable	575,499	434,984
Accrued liabilities	(413)	22,612
Customer credit balances	(52,930)	(2,644)

Net cash flows from operating activities	(122,436)	40,056

Investing Activities
Property acquisitions	(14,188)	(52,629)
Net proceeds from sale of accounts receivable	131,998	259,998
Other	(7,809)	(8,070)

Net cash flows from investing activities	110,001	199,299

Financing Activities
Net revolving unsecured bank loan activity	-	412,483
Net commercial paper activity	-	(692,891)
Repayment of secured bank term loan	(479)	-
Reduction of other obligations	(6,842)	(11,030)
Distributions paid on trust preferred securities	(17,550)	(11,700)
Shareowners' equity transactions:
Exercise of stock options and issuance of restricted shares	3,205	860
Employee stock purchase plan	280	1,288
Cash dividends paid on Common Stock	(2,701)	(20,153)

Net cash flows from financing activities	(24,087)	(321,143)

Discontinued operations	-	(20,437)

Net decrease in cash and cash equivalents	(36,522)	(102,225)
Cash and cash equivalents at beginning of period	94,032	116,356

Cash and cash equivalents at end of period	$57,510	$14,131

Supplemental Cash Flow Disclosures:
Cash paid (received) during the period for:
Interest and distributions of trust preferred securities	$81,785	$54,641
Income taxes - net (refunds) payments	(46,668)	11,762

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Basis Of Presentation

                          Bergen Brunswig Corporation, a New Jersey corporation formed in 1956, and its subsidiaries (collectively, the "Company") is a diversified drug and healthcare distribution organization. The Company is one of the nation' s largest wholesalers of pharmaceuticals and specialty healthcare products to the managed care and retail pharmacy markets, and also distributes pharmaceuticals to long-term care and workers' compensation patients. The Company provides product distribution, logistics, pharmacy management programs, consulting services, and Internet fulfillment services designed to reduce costs and improve patient outcomes.

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

                          In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first six months of fiscal 2001 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

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

                          On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander Operating Company, LLC ("Stadtlander") to ProCare Pharmacy, Inc., a subsidiary of CVS Corporation, for approximately $124 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments, which the Company does not believe will have a material effect on its Consolidated Financial Statements. The transaction was structured as a sale of assets and was consummated on September 18, 2000. In addition, certain assets of the corrections division of Stadtlander, that portion of the business that provides pharmaceuticals to prison inmate populations, were sold to Secure Pharmacy Plus, Inc. for approximately $8 million in a cash transaction that was consummated on September 20, 2000. During the fourth quarter of fiscal 2000, the net proceeds from the divestitures of the two Stadtlander businesses were used to pay off the remaining portion of the $200 million Interim Term Loan and a portion of other debt as required under the Senior Credit Agreement. The Company expects to receive approximately $132 million of income tax benefits during fiscal 2001 and 2002 in connection with the losses recorded on the Stadtlander divestitures. Approximately $65 million of such benefits were received during the six months ended March 31, 2001.

                          The Company purchased Stadtlander from Counsel Corporation ("Counsel") on January 21, 1999, and is in disagreement with Counsel and Counsel's independent auditors regarding the valuation of the net assets of Stadtlander at that date. Notwithstanding the sale of the two Stadtlander businesses, the Company did not assign to the purchasers of the assets its claims against Counsel. Any amounts realized from Counsel would be recorded as an adjustment to the Company's purchase price. See Part II, Item 1, "Legal Proceedings" of this Quarterly Report and Part I, Item 3, Section 2 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC.

                          The Company is in process of negotiating the final disposition price adjustments with the respective buyers of BBMC and Stadtlander and expects a resolution by the end of fiscal 2001.

                          The Company recognized a loss on the dispositions of BBMC and Stadtlander of approximately $251 million, net of income tax benefits of approximately $132 million, in the quarter ended June 30, 2000. Substantially all of the loss was related to the non-cash write-off of goodwill. Also included in the loss on dispositions were the operating losses of BBMC and Stadtlander, including interest expense allocations, from July 1, 2000 through the transaction closing dates.

                          The Company has reclassified both BBMC (formerly the principal component of the Other Businesses segment) and the Stadtlander business segment as discontinued operations for the three and six-month periods ended March 31, 2000 in the accompanying Statements of Consolidated Earnings.

                          The loss from discontinued operations for the three and six months ended March 31, 2000 includes interest expense allocated based on the expected cash proceeds from the sale of the two businesses and the average bank interest rates incurred during the period, and is detailed as follows:

In thousands	Three Months	Six Months

Net sales and other revenues	$289,391	$592,996
Cost of sales	230,733	479,361

Gross profit	58,658	113,635
Distribution, selling, general
and administrative expenses	63,581	123,788

Operating earnings (loss)	(4,923)	(10,153)
Net interest expense	5,694	10,603

Loss before income tax benefit	(10,617)	(20,756)
Income tax benefit	(4,186)	(8,105)

Loss from operations	$(6,431)	$(12,651)

[	COVER	]	||	[	TABLE OF CONTENTS	]

3.	Comprehensive Income

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

                          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS No. 125 which has the same title. SFAS 140 revises the standards for securitizations and other transfers of financial assets and expands the disclosure requirements for such transactions, but it carries over most of SFAS No. 125's provisions without change. Under SFAS 140, consistent standards are provided for distinguishing financial asset transfers which are sales from financial asset transfers which are secured borrowings. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and are to be applied prospectively. Management does not believe that it will change the Company's treatment of financial asset transfers under its Receivables Securitization program, which are accounted for as sales, or have any material effect on the Company's consolidated financial position, results of operations or cash flows. It is expected that any effect will generally be limited to the form and content of the related financial statement disclosures.

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

                          Through the new Receivables Securitization program, Bergen Brunswig Drug Company ("BBDC") sells, on an ongoing basis, its accounts receivable to Blue Hill II ("Blue Hill"), a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Sales are recorded at the estimated fair value of the receivables sold, reflecting discounts for the time value of money based on specified interest rates and estimated credit losses; the weighted average rate for the program was approximately 5.95% at March 31, 2001.

                          As of March 31, 2001 and September 30, 2000, the Company had outstanding net proceeds of $300.0 million and $168.0 million, respectively, from the sale of such receivables under the Receivables Securitization program, and accounts receivable has been reduced by these amounts in the accompanying Consolidated Balance Sheets. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the program. Aggregate discount and fees of approximately $5.7 million and $4.5 million for the three-month periods ended March 31, 2001 and 2000, and $10.9 million and $5.0 million for the six-month periods, respectively, on the sold receivables are included in net interest expense in the accompanying Statements of Consolidated Earnings.

[	COVER	]	||	[	TABLE OF CONTENTS	]

8.	Long-Term Debt

                          Long-term debt at March 31, 2001 and September 30, 2000 consisted of the following:

	March 31,	September 30,
Dollars in thousands	2001	2000

7 3/8% senior notes due 2003	$149,799	$149,744
7 1/4% senior notes due 2005	99,854	99,837
8 3/8% senior subordinated notes due 2008	308,119	308,119
Revolving credit facilities averaging
5.56% and 7.12%, respectively	55,000	55,000
Term loan due 2005, at 8.27% and
9.21%, respectively	254,637	254,637
Term loan due 2006, at 9.81% and
10.03%, respectively	190,448	190,927
7% convertible subordinated
debentures due 2006	20,609	20,609
6 7/8% exchangeable subordinated
debentures due 2011	8,425	8,425
Other	1,639	2,348

Total	1,088,530	1,089,646

Less current portion (see below)	41,741	22,364

Total	$1,046,789	$1,067,282

                          The Company's $1.5 billion Senior Credit Agreement originally consisted of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001 ("Interim Term Loan"), a $300 million term loan maturing in March 2005 ("Term A Loan") and a $200 million term loan maturing in March 2006 ("Term B Loan"). In August and September 2000, the Company used the proceeds of the BBMC and Stadtlander dispositions to fully repay the Interim Term Loan and to repay an aggregate $54 million of the Term A and Term B Loans. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. There were no outstanding revolving loans at March 31, 2001 and September 30, 2000. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 8.93% at March 31, 2001. The Company pays monthly commitment fees to maintain the availability of revolving loans under the Senior Credit Agreement. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, acquisitions, investments, methods of operation, dividend payments and capital expenditures. Effective September 29, 2000, the Senior Credit Agreement was amended to exclude the effect of certain special items recorded by the Company in the fourth quarter of fiscal 2000 from the calculation of the required ratios and covenants.

                          One of the Company's subsidiaries has a $55 million bank revolving credit facility which expires on May 20, 2001. Borrowings under the facility bear interest at 0.5% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement for which the Company incurs a fee of 2.75%.

                          Aggregate borrowings under the Senior Credit Agreement and other revolving credit facilities amounted to approximately $500 million and $501 million at March 31, 2001 and September 30, 2000, respectively. An aggregate of $41 million of such outstanding borrowings at March 31, 2001 has been classified in the current portion of long-term debt based on the scheduled future repayments within the next year as required under the Senior Credit Agreement.

[	COVER	]	||	[	TABLE OF CONTENTS	]

9.	Preferred Securities of Trust

                          In May 1999, Bergen Capital I (the "Trust"), a wholly-owned subsidiary trust of the Company, issued 12,000,000 shares of 7.80% Trust Originated Preferred Securities (SM) (TOPrS(SM)) (the "Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of the Company's 7.80% Subordinated Deferrable Interest Notes due June 30, 2039 (the "Subordinated Notes"). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80% per annum, payable quarterly, and are redeemable at the option of the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Preferred Securities are fully and unconditionally guaranteed by the Company.

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

                          The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the three and six-month periods ended March 31, 2001 and 2000, respectively.

	Three Months		Six Months

In thousands, except EPS	2001	2000	2001	2000

Numerator for both basic and diluted EPS:
Earnings from continuing operations	$28,181	$23,725	$49,533	$44,596
Loss from discontinued operations	-	(6,431)	-	(12,651)

Net earnings	$28,181	$17,294	$49,533	$31,945

Denominator:
Denominator for basic EPS - weighted
average shares of Class A
Common Stock outstanding	135,200	134,498	135,067	134,372
Effects of dilutive employees' stock
options (dilutive potential
common shares)	1,806	96	1,506	104

Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	137,006	134,594	136,573	134,476

Earnings (loss) per share:
Basic:
Continuing operations	$.21	$.18	$.37	$.33
Loss from discontinued operations	-	(.05)	-	(.09)

Net earnings	$.21	$.13	$.37	$.24

Diluted:
Continuing operations	$.21	$.18	$.36	$.33
Loss from discontinued operations	-	(.05)	-	(.09)

Net earnings	$.21	$.13	$.36	$.24

[	COVER	]	||	[	TABLE OF CONTENTS	]

11.	Dividends

                          On May 10, 2001, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock that will be paid on June 1, 2001 to shareowners of record on May 18, 2001. The Company also paid dividends of $0.01 per share in each of the first two quarters of fiscal 2001. During fiscal 2000 the Company paid dividends of $.075 per share in each of the first and second quarters and $0.01 per share in each of the third and fourth quarters.

[	COVER	]	||	[	TABLE OF CONTENTS	]

12.	Business Segment Information

                          The Company is organized based upon the products and services it provides to its customers. The Company's continuing operating segments have been aggregated into three reportable segments: Pharmaceutical Distribution, PharMerica and Other Businesses.

                          The Pharmaceutical Distribution segment includes Bergen Brunswig Drug Company ("BBDC") and Bergen Brunswig Specialty Group ("BBSG"), which consists of ASD Specialty Healthcare, Inc. ("ASD"), Integrated Commercialization Solutions, Inc. ("ICS") and The Lash Group, Inc. ("Lash"). BBDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, independent and chain retail pharmacies, food/drug combination stores, and mail order pharmacies. ASD sells specialty pharmaceutical products to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. BBDC and ASD also provide promotional, inventory management and information services to their customers. ICS provides commercial outsourcing services to healthcare product manufacturers, while Lash provides healthcare reimbursement consulting services.

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

                          The segment structure described herein is different from that previously reported in the three and six months ended March 31, 2000 due to (a) the elimination of Stadtlander and BBMC, which are classified as discontinued operations, and (b) realignment of several of the Company's smaller subsidiaries. All fiscal 2000 data shown below has been restated to be consistent with the new organizational structure.

                          All of the Company's operations are located in the United States or the Commonwealth of Puerto Rico.

                          The following tables present segment information for the three and six months ended March 31, 2001 and 2000 (in thousands):

	Three Months		Six Months

Net Sales and Other Revenues	2001	2000	2001	2000

Pharmaceutical Distribution	$4,854,352	$4.422,005	$9,476,862	$8,792,170
PharMerica	339,924	320,056	675,090	629,500
Other Businesses	186	406	366	672
Corporate	114	111	638	578
Intersegment Eliminations	(207,285)	(169,851)	(388,882)	(340,095)

Revenue excluding bulk shipments	4,987,291	4,572,727	9,764,074	9,082,825

Bulk shipments of pharmaceuticals
to customers' warehouses	914,655	1,000,778	1,989,826	2,116,036

Total net sales and other revenues	$5,901,946	$5,573,505	$11,753,900	$11,198,861

                          Management evaluates segment performance based on revenues excluding bulk shipments to customers' warehouses. For further information regarding the nature of bulk shipments, which only occur in the Pharmaceutical Distribution segment, see Note 5.

                          Intersegment Eliminations represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica (BBDC is the principal supplier of pharmaceuticals to PharMerica). The $37.4 million and $48.8 million increases in the three and six months ended March 31, 2001, respectively, are primarily due to increased intersegment shipments in order to support PharMerica's growth.

	Three Months		Six Months

Operating Earnings, LIFO Basis	2001	2000	2001	2000

Pharmaceutical Distribution	$96,665	$85,534	$173,302	$162,324
PharMerica	15,224	8,464	31,265	16,234
Other Businesses	(887)	(754)	(1,756)	(1,623)
Corporate	(19,654)	(16,367)	(37,160)	(33,189)

Total operating earnings	91,348	76,877	165,651	143,746

Net interest expense	(37,242)	(24,219)	(69,134)	(48,653)

Earnings before taxes on income
and distributions on preferred
securities of subsidiary trust	$54,106	$52,658	$96,517	$95,093

                          Segment operating profit is evaluated on both a FIFO and LIFO basis. The only operating unit that uses the LIFO inventory method is BBDC; accordingly, for all other operating units, LIFO earnings are the same as FIFO earnings. BBDC's LIFO charge was $1.3 million in each of the three-month periods ended March 31, 2001 and 2000 and $2.5 million in each of the six-month periods of the current and prior year. Since the difference between FIFO and LIFO earnings was immaterial, only the LIFO basis is presented herein. Certain corporate office expenses of a direct operational nature are charged to the segments, but general corporate overhead is not allocated. Also, interest expense is not allocated to the segments.

[	COVER	]	||	[	TABLE OF CONTENTS	]

13.	Restructuring Charges

                          In the fourth quarter of fiscal 2000, the Company recorded a $10.7 million restructuring charge representing the estimated cost of (a) consolidating four BBDC distribution centers into larger existing facilities during fiscal 2001, (b) outsourcing certain BBDC delivery functions and (c) streamlining certain BBDC and BBSG selling and administrative functions. The Albuquerque division was consolidated into the Phoenix facility in October 2000 and the Portland division was consolidated into the Seattle facility in December 2000. During the six months ended March 31, 2001, the Company recorded net charges of approximately $3.7 million against the restructuring liability. These charges consisted primarily of severance payments to terminated employees.

[	COVER	]	||	[	TABLE OF CONTENTS	]

14.	Business Acquisition

                          On February 20, 2001, the Company acquired an additional ownership interest in an entity for a cash price of $10 million, giving the Company a majority ownership interest. Previously, the Company's investment in the entity was accounted for under the equity method. The Company has recorded its acquisition of a majority interest using the purchase accounting method. The Company's aggregate investment was allocated to the identifiable net assets of the entity, and the excess of such investment over such identifiable net assets was recorded as goodwill of approximately $19 million, which is being amortized over 30 years. The operating results of the entity have been included in the Company's consolidated financial statements beginning with the date of the February 2001 investment. Had the Company acquired a majority ownership position at the beginning of fiscal year 2000, the pro forma inclusion of the entity's operating results would not have had a material effect on the Company's consolidated revenues or earnings during fiscal year 2000 or 2001. The entity, which provides services to healthcare providers, is included in the Company's Pharmaceutical Distribution segment.

                          The interest of the minority owners in the entity's equity is included in other liabilities on the accompanying Consolidated Balance Sheet, and their interest in the entity's earnings is included in net interest expense on the accompanying Statement of Consolidated Earnings. Such amounts were not material in the second quarter of fiscal 2001.

[	COVER	]	||	[	TABLE OF CONTENTS	]

15.	Pending Merger

                          On March 16, 2001, the Company signed a definitive merger agreement with AmeriSource Health Corporation ("AmeriSource"), a distributor of pharmaceuticals and related healthcare products and services, headquartered in Valley Forge, Pennsylvania. The combined company will be known as AmeriSource-Bergen Corporation ("AmeriSource-Bergen"), with headquarters in Valley Forge, Pennsylvania. Under the terms of the merger agreement, which has been unanimously approved by the respective Board of Directors of the Company and AmeriSource, shareowners of the Company would receive 0.37 share of AmeriSource-Bergen common stock in exchange for each outstanding share of the Company's Class A Common Stock, while each share of AmeriSource common stock would be converted into one share of AmeriSource-Bergen common stock. AmeriSource-Bergen will have approximately 103 million shares outstanding, with current AmeriSource shareholders owning approximately 51% of the combined company and the Company's current shareowners owning approximately 49%. Based on closing stock prices on March 16, 2001, AmeriSource-Bergen would have a pro forma market capitalization of approximately $5 billion and approximately $2 billion of debt. The merger of the two companies has been structured as a tax-free transaction for both AmeriSource shareholders and the Company's shareowners. The merger transaction will be accounted for as a purchase for financial reporting purposes, and the combined entity will use the new guidelines for business combinations proposed by the Financial Accounting Standards Board ("FASB") upon issuance.

                          The merger is currently expected to be completed during the fourth quarter of fiscal 2001, subject to the satisfaction of certain conditions, including approvals by the Company's shareowners and AmeriSource's shareholders, the receipt of certain regulatory approvals and promulgation of the new FASB purchase accounting rules. On May 7, 2001, the Company announced that, as anticipated, it had received a request for additional information and documentary material from the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the merger.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

PORTIONS OF MANAGEMENT'S DISCUSSION AND ANALYSIS PRESENTED BELOW, CONSISTING OF THOSE STATEMENTS WHICH ARE NOT HISTORICAL IN NATURE (INCLUDING, WITHOUT LIMITATION, THE COMPANY'S EXPECTATIONS REGARDING MARGINS, SALES MIX, COST REDUCTION EFFORTS, NURSING HOME ADMISSIONS, CASH AND CAPITAL REQUIREMENTS), MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE PROJECTED OR IMPLIED. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN EXHIBIT 99(A) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000. IN MANY CASES, THE COMPANY CANNOT PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.

RESULTS OF OPERATIONS

                          The Company's revenues excluding bulk shipments and its earnings from continuing operations increased 9% and 19%, respectively, during the fiscal quarter ended March 31, 2001 (the second quarter of fiscal year 2001) compared to the second quarter last year. The Company's revenues excluding bulk shipments and its earnings from continuing operations increased 8% and 11%, respectively, during the six months ended March 31, 2001 (the first half of fiscal year 2001) compared to the corresponding period in the prior year. However, net earnings increased 63% and 55% for the second quarter and six months, respectively, primarily because the prior year's results included losses from discontinued operations.

                          The following table summarizes key line items from the Company's Consolidated Statements of Earnings for the aforementioned periods:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			%			%
Dollars in millions, except for per share amounts	2001	2000	Change	2001	2000	Change

Revenues excluding bulk shipments	$4,987.3	$4,572.7	9%	$9,764.1	$9,082.8	8%

Earnings from continuing operations	$28.2	$23.7	19%	$49.5	$44.6	11%
Discontinued operations	-	(6.4)		-	(12.7)

Net earnings	$28.2	$17.3	63%	$49.5	$31.9	55%

Diluted earnings per share:
Earnings from continuing operations	$.21	$.18	17%	$.36	$.33	9%
Discontinued operations	-	(.05)		-	(.09)

Net earnings	$.21	$.13	62%	$.36	$.24	50%

                          Losses from discontinued operations represent losses incurred during the prior year by BBMC and Stadtlander, which were sold by the Company in August and September 2000, respectively. Such losses included an allocation of interest expense based on the consolidated average bank borrowing rate and the expected proceeds from the dispositions, which approximated the amount of debt retired. For further discussion, see the "Discontinued Operations" section herein.

                          Changes in the Company's operating results between the current and prior year quarters and six-month periods were not significantly affected by acquisitions.

CONTINUING OPERATIONS

                          The 19% and 11% increases in earnings from continuing operations for the quarter and six months, respectively, were principally due to increases in operating earnings and a lower effective income tax rate, partially offset by higher net interest expense. The following table provides a summarized statement of continuing operations on a consolidated basis, including key line item percentage changes and ratios:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			%			%
Dollars in millions	2001	2000	Change	2001	2000	Change

Revenues excluding bulk shipments	$4,987.3	$4,572.7	9%	$9,764.1	$9,082.8	8%
Bulk shipments	914.6	1,000.8	(9)%	1,989.8	2,116.1	(6)%

Net sales and other revenues	$5,901.9	$5,573.5	6%	$11,753.9	$11,198.9	5%

Continuing operations:
Gross profit, LIFO basis	$328.8	$315.7	4%	$633.7	$615.2	3%
Operating expenses	237.5	238.8	(1)%	468.0	471.5	(1)%

Operating earnings	91.3	76.9	19%	165.7	143.7	15%
Net interest expense	37.2	24.2	54%	69.2	48.6	42%

Earnings from continuing operations
before income taxes and distributions	54.1	52.7	3%	96.5	95.1	1%
Income taxes	22.4	25.5	(12)%	39.9	43.4	(8)%
Distributions on trust preferred securities	3.5	3.5		7.1	7.1

Earnings from continuing operations	$28.2	$23.7	19%	$49.5	$44.6	11%

Percentage of revenues excluding
bulk shipments:
Gross profit, LIFO basis	6.59%	6.90%		6.49%	6.77%
Operating expenses	4.76%	5.22%		4.79%	5.19%
Operating earnings	1.83%	1.68%		1.70%	1.58%

                          Revenues excluding bulk shipments increased 9% and 8% in the quarter and six months, respectively, due to growth in both the Pharmaceutical Distribution and PharMerica segments, as described in the "Segment Information" section below.

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

                          Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 6.59% and 6.90% in the second quarters of fiscal 2001 and 2000, respectively, and 6.49% and 6.77% in the respective six-month periods. The 31 and 28 basis-point decreases were primarily attributable to lower selling margins and sales mix changes in the Pharmaceutical Distribution and PharMerica segments, as described in the "Segment Information" section below.

                          Operating expenses consist of distribution, selling, general and administrative expenses ("DSG&A"). Operating expenses as a percentage of revenues excluding bulk shipments were 4.76% and 5.22% in the second quarters of fiscal 2001 and 2000, respectively, and 4.79% and 5.19% in the respective six-month periods. The 46 and 40 basis-point decreases were principally due to operating expense improvements in the Pharmaceutical Distribution and PharMerica segments, as described in the " Segment Information" section below.

                          Operating expenses include the amortization of goodwill, only a portion of which is tax-deductible. Goodwill amortization decreased by approximately $3.3 million during each of the first two quarters of fiscal 2001, substantially all of which resulted from lower amortization of PharMerica goodwill following the $505.3 million goodwill impairment charge recorded in September 2000. The table below provides a summary of goodwill amortization from continuing operations by segment and its effect on net earnings and diluted earnings per share.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

Dollars in millions	2001	2000	2001	2000

Pharmaceutical Distribution	$2.0	$1.9	$3.9	$3.8
PharMerica	2.7	6.0	5.4	12.0

Total goodwill amortization	4.7	7.9	9.3	15.8
Tax benefit of deductible portion	(1.0)	(1.0)	(2.0)	(2.0)

Reduction of net earnings	$3.7	$6.9	$7.3	$13.8

Reduction of diluted earnings per share	$.03	$.05	$.05	$.10

Segment Information

                          Following is a summary of revenues and operating earnings for the Company's business segments:

Dollars in millions

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			%			%
Revenues Excluding Bulk Shipments	2001	2000	Change	2001	2000	Change

Pharmaceutical Distribution	$4,854.4	$4,422.0	10%	$9,476.9	$8,792.1	8%
PharMerica	339.9	320.1	6%	675.1	629.5	7%
Other Businesses	0.2	0.4		0.4	0.7
Corporate	0.1	0.1		0.6	0.6
Intersegment Eliminations	(207.3)	(169.9)	(22)%	(388.9)	(340.1)	(14)%

Total	$4,987.3	$4,572.7	9%	$9,764.1	$9,082.8	8%

	Three Months Ended			Six Months Ended
	March 31,			March 31,
Operating Earnings (Loss) -			%			%
LIFO Basis	2001	2000	Change	2001	2000	Change

Pharmaceutical Distribution	$96.7	$85.5	13%	$173.3	$162.3	7%
PharMerica	15.2	8.5	80%	31.3	16.2	93%
Other Businesses	(0.9)	(0.8)		(1.8)	(1.6)
Corporate	(19.7)	(16.3)	(20)%	(37.1)	(33.2)	(12)%

Total	$91.3	$76.9	19%	$165.7	$143.7	15%

Percentages of revenues excluding
bulk shipments:

Pharmaceutical Distribution:
Gross profit	4.26%	4.36%		4.12%	4.30%
Operating expenses	2.27%	2.43%		2.29%	2.45%
Operating earnings	1.99%	1.93%		1.83%	1.85%

PharMerica:
Gross profit	35.82%	38.14%		35.83%	37.50%
Operating expenses	31.34%	35.50%		31.20%	34.92%
Operating earnings	4.48%	2.64%		4.63%	2.58%

Pharmaceutical Distribution:

                          Revenues increased 10% and 8% in the second quarter and six-month period, respectively, representing growth by both BBDC and BBSG. BBDC's revenues increased 8% and 5%, respectively, reflecting strong growth in the retail category principally due to the addition or expansion of business with several large regional drug store chains, food/drug chains and mail order pharmacies. Health systems revenues, however, declined due to the loss of business from some of the healthcare providers that are members of Novation, a large group purchasing organization that had previously recognized BBDC as an authorized distributor. BBSG's revenues increased 35% and 30%, respectively, primarily representing growth in its oncology business. The BBDC and BBSG increases were comprised of a larger volume of shipments to existing customers as well as to a significant number of new customers. National industry economic conditions were also favorable, with increases in prescription drug usage and higher pharmaceutical prices contributing to this segment's revenue growth.

                          Operating earnings increased by 13% for the second quarter and 7% for the six months. As a percentage of revenues, operating earnings on a LIFO basis were 1.99% and 1.93% of revenues in the second quarters of fiscal 2001 and 2000, respectively, and 1.83% and 1.85% in the respective six-month periods. The small basis-point changes represent the net effect of reductions in gross margins which were approximately offset by reductions in operating expense ratios.

                          Gross margin on a LIFO basis was 4.26% and 4.36% in the second quarters of fiscal 2001 and 2000, respectively, and 4.12% and 4.30% in the respective six-month periods. The 10 and 18 basis-point reductions in the second quarter and six months, respectively, primarily reflect lower BBDC gross margins. BBDC's margins declined mainly due to intense price competition within the industry, as well as to a change in BBDC's sales mix, with a greater proportion of revenues coming from high-volume, low-margin customers. This selling price erosion was partially offset by an increase in buyside margins resulting from a higher level of seasonal inventory investment buying in fiscal 2001. In the second quarter of fiscal 2000, BBDC's gross margins were adversely impacted because BBDC did not fully participate in seasonal investment buying activity during the winter months due to the limited availability of funds preceding the refinancing of the Company's revolving credit facility in April 2000 (see Note 8 of Notes to Consolidated Financial Statements). In comparison with the respective prior year periods, BBSG's gross margins were lower in the second quarter and essentially flat for the six months. The second quarter gross margin reduction was primarily due to selling price competition in the oncology business, partially offset by a recovery in the plasma market from unfavorable conditions in the prior year.

                          In the Company's wholesale distribution businesses, it is customary to pass on manufacturers' price increases to customers. Investment buying enables distributors such as the Company to benefit by purchasing goods in advance of anticipated manufacturers' price increases. Consequently, the rate or frequency of future price increases by manufacturers, or the lack thereof, affects the profitability of the Company.

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

                          Operating expenses as a percentage of revenues excluding bulk shipments were 2.27% and 2.43% in the second quarters of fiscal 2001 and 2000, respectively, and 2.29% and 2.45% in the respective six-month periods. The 16 basis-point reductions were primarily attributable to continued operating efficiencies and the spreading of fixed costs over a larger revenue base. This segment's distribution infrastructure has been able to process increasing volume without a proportionate increase in operating expenses. Contributing to this efficiency in fiscal 2001 was the consolidation of two distribution centers, the outsourcing of deliveries, and the streamlining of administrative functions pursuant to BBDC's restructuring plan announced in the fourth quarter of fiscal 2000 (see Note 13 of the accompanying Notes to Consolidated Financial Statements). Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the operating expense ratios because these customers are less costly to serve due to economies of scale in transportation and certain other functions.

PharMerica:

                          PharMerica's revenues increased 6% and 7% in the second quarter and six-month period, respectively. These increases were mainly attributable to growth in the workers' compensation services business, which reported revenue increases of 37% and 35% for the quarter and six-month period, respectively. Long-term care revenues were essentially flat for the second quarter and were 3% higher for the six months. Second quarter long-term care revenues were adversely affected by the sale of two large unprofitable pharmacies in February 2001. Additionally, PharMerica's long-term care business has tightened its credit and pricing policies during the past year, which has slowed its growth rate. In early May 2001, PharMerica's agreement with its largest long-term care customer, Beverly Enterprises, Inc., was renewed for a five-year term with an opportunity to continue the agreement for an additional five years thereafter.

                          PharMerica's operating earnings, as a percentage of revenues, were 4.48% and 2.64% in the second quarters of fiscal 2001 and fiscal 2000, respectively, and 4.63% and 2.58% for the respective six-month periods. The significant improvements resulted from a reduction in the operating expense ratio of approximately 400 basis points in each period, partially offset by an approximate 200 basis-point reduction in gross margin in each period. These ratios were significantly impacted by a change in the sales mix, with a greater proportion of PharMerica's revenues coming from the workers' compensation business, which has lower gross margins and lower operating expenses than the long-term care business. The reduction in gross margin also reflects continued selling price pressures, partially offset by the benefits of PharMerica's increased participation in Bergen's purchasing programs.

                          Approximately one-fourth of the operating expense basis-point reduction is attributable to the aforementioned $3.3 million decrease in goodwill amortization during each of the first two quarters of fiscal 2001. The remaining operating expense ratio reduction is mainly due to lower employee costs and other efficiencies resulting from the consolidation of several pharmacies, the outsourcing of deliveries, the conversion of a majority of disparate pharmacy computer systems to a common AS400 platform, and other programs which have been implemented to streamline operations. Also, the bad debt provision was lower in fiscal 2001, partially due to the benefits derived from the new credit policies and guidelines implemented in late fiscal 2000.

                          Over the past two years, PharMerica's revenues and gross margins have been adversely affected by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the Prospective Payment System (" PPS"). The Company has seen stabilization of these PPS trends in fiscal 2000 and early fiscal 2001. However, lower Medicaid reimbursement levels resulting from the previously-disclosed reductions in Average Wholesale Prices and Federal Upper Limit prices will continue to adversely affect PharMerica's gross margins in the last half of fiscal 2001.

Other Businesses:

                          Revenues decreased by $0.2 million and $0.3 million in the second quarter and six-month period, respectively, while operating losses increased by $0.1 million and $0.2 million in the respective periods. Choice Systems continues to operate at an unprofitable level.

Corporate:

                          Corporate expenses, net of minor revenue, increased $3.4 million and $3.9 million in the second quarter and six months, respectively. The unusually large increase in the second quarter reflects a combination of factors, including higher l itigation-related legal expense and higher costs associated with certain corporate benefit and administrative programs. As a percentage of consolidated revenues, corporate expenses were 0.38% and 0.37% for the six-month periods in fiscal 2001 and 2000, respectively.

Intersegment Eliminations:

                          These amounts represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica (BBDC is the principal supplier of pharmaceuticals to PharMerica). The increases are generally attributable to the higher volume of intersegment shipments necessary to support PharMerica's growth.

Interest Expense and Distributions on Preferred Securities

                          The Company's financing expenses for its continuing operations are comprised of two line items on the Statements of Consolidated Earnings:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
			%			%
Dollars in millions	2001	2000	Change	2001	2000	Change

Net interest expense (pre-tax)	$37.2	$24.2	54%	$69.2	$48.6	42%

Distributions on preferred securities of
subsidiary trust (before tax benefit)	5.8	5.8	-%	11.7	11.7	-%

Total financing expenses for continuing
operations	$43.0	$30.0	43%	$80.9	$60.3	34%

                          Total financing expenses increased $13.0 million and $20.6 million in the second quarter and six-month period, respectively. These increases were primarily due to both higher interest rates and higher borrowings on the Company's bank credit facilities and Receivables Securitization program. The higher rates principally reflect higher interest rates and fees associated with the Senior Credit Agreement as compared to the previous credit facilities. Borrowings were higher primarily because the Company was able to use the increased availability of funds under the Senior Credit Facility and Receivables Securitization program, in comparison with the previous credit facilities, to participate more fully in seasonal inventory investment buying during the winter months.

Taxes on Income

                          Taxes on income, excluding the tax benefit on distributions on the Company's Preferred Securities, were 41.4% and 48.3% of pre-tax earnings in the second quarters of fiscal 2001 and 2000, respectively, and 41.4% and 45.7% in the respective six-month periods. The reductions in the effective tax rates are primarily attributable to the aforementioned decrease in nondeductible PharMerica goodwill amortization.

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

                          The Company has reclassified both BBMC and Stadtlander as discontinued operations in the accompanying Consolidated Financial Statements. The $6.4 million and $12.7 million losses from discontinued operations in the second quarter and first six months of fiscal 2000 principally reflect losses at Stadtlander, which experienced unprofitable operations due to low gross margins, high bad debt provisions, and costs associated with its restructuring. BBMC reported a small loss in each period.

                          For further information on Discontinued Operations, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

                          Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year:

	March 31, 2001	September 30, 2000

Debt, net of cash	49%	49%
Equity, including the Preferred Securities	51%	51%

                          The debt and equity percentages at March 31, 2001 were unchanged from the most recent fiscal year-end because a small increase in net debt, which resulted mainly from lower cash balances, was offset by an increase in equity, which resulted mainly from the Company's net earnings for the first six months of fiscal 2001. Although the Company's debt did not increase during the six-month period, the Company did increase its utilization of the Receivables Securitization program (described below) by $132 million in order to finance higher seasonal inventory purchases.

                          The Company's $1.5 billion Senior Credit Agreement originally consisted of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001 ("Interim Term Loan"), a $300 million term loan maturing in March 2005 ("Term A Loan") and a $200 million term loan maturing in March 2006 ("Term B Loan"). In August and September 2000, the Company used the proceeds of the BBMC and Stadtlander dispositions to fully repay the Interim Term Loan and to repay an aggregate $54 million of the Term A and Term B Loans. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. There were no outstanding revolving loans at March 31, 2001 and September 30, 2000. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 8.93% on outstanding borrowings at March 31, 2001. The Company pays monthly commitment fees to maintain the availability of revolving loans under the Senior Credit Agreement. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, acquisitions, investments, methods of operation, dividend payments and capital expenditures. Effective September 29, 2000, the Senior Credit Agreement was amended to exclude the effect of certain special items recorded by the Company in the fourth quarter of fiscal 2000 from the calculation of the required ratios and covenants.

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

                          Through the new Receivables Securitization program, BBDC sells, on an ongoing basis, its accounts receivable to Blue Hill, a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. The program qualifies for treatment as a sale of assets under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of March 31, 2001, the Company had outstanding net proceeds of $300 million from the sale of such receivables under the new Receivables Securitization program, and accounts receivable was reduced by this amount in the accompanying Consolidated Balance Sheet.

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

                          On May 10, 2001, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock that will be paid on June 1, 2001 to shareowners of record on May 18, 2001. The Company also paid dividends of $0.01 per share in each of the first two quarters of fiscal 2001. During fiscal 2000, the Company paid dividends of $.075 per share in each of the first and second quarters and $0.01 per share in each of the third and fourth quarters.

                          The Company's cash flows during the first six months of fiscal 2001 and 2000 are summarized in the following table:

	Six Months Ended
	March 31,

Dollars in millions	2001	2000

Earnings from continuing operations, excluding
non-cash charges	$139.2	$126.9
Increases in operating assets and liabilities	(261.6)	(86.8)

Net cash flows from operating activities	(122.4)	40.1
Property acquisitions	(14.2)	(52.6)
Net proceeds from sale of accounts receivable	132.0	260.0
Net repayment of debt and other obligations	(7.3)	(291.4)
Cash dividends on Common Stock	(2.7)	(20.2)
Distributions on Preferred Securities	(17.6)	(11.7)
Discontinued operations	-	(20.4)
Other - net	(4.3)	(6.0)

Net decrease in cash and cash equivalents	$(36.5)	$(102.2)

                          For the six months ended March 31, 2001, the Company generated $122.4 million of negative cash flows from operations, compared with $40.1 million of positive cash flows from operations in the comparable period in fiscal 2000. The negative cash flows in fiscal 2001 were primarily attributable to BBDC's increased inventory levels due to a higher participation in seasonal inventory investment buying activity. In the prior year, BBDC did not fully participate in seasonal buying activity during the winter months primarily due to the limited availability of funds preceding the refinancing of the Company's revolving credit facility in April 2000. During the second quarter of fiscal 2001, the Company generated $88.3 million of positive cash flows from operations.

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

                          Property acquisitions relate principally to the purchase of warehouse, pharmacy and data processing equipment, and included the purchase of the Company's previously-leased Corporate headquarters building in October 1999.

NEW ACCOUNTING PRONOUNCEMENTS

                          Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. During the remaining six months of fiscal 2001, the Company plans to adopt several additional new pronouncements issued by the FASB and the SEC. SFAS 133 and the new pronouncements have not had and are not expected to have a significant impact on the Company's reported consolidated financial position, results of operations or cash flows. See Note 6 of the accompanying Notes to Consolidated Financial Statements for further information.

PENDING MERGER

                          On March 16, 2001, the Company signed a definitive merger agreement with AmeriSource Health Corporation ("AmeriSource"), a distributor of pharmaceuticals and related healthcare products and services, headquartered in Valley Forge, Pennsylvania. The combined company will be known as AmeriSource-Bergen Corporation ("AmeriSource-Bergen"), with headquarters in Valley Forge, Pennsylvania. Under the terms of the merger agreement, which has been unanimously approved by the respective Board of Directors of the Company and AmeriSource, shareowners of the Company would receive 0.37 share of AmeriSource-Bergen common stock in exchange for each outstanding share of the Company's Class A Common Stock, while each share of AmeriSource common stock would be converted into one share of AmeriSource-Bergen common stock. AmeriSource-Bergen will have approximately 103 million shares outstanding, with current AmeriSource shareholders owning approximately 51% of the combined company and the Company's current shareowners owning approximately 49%. Based on closing stock prices on March 16, 2001, AmeriSource-Bergen would have a pro forma market capitalization of approximately $5 billion and approximately $2 billion of debt. The merger of the two companies has been structured as a tax-free transaction for both AmeriSource shareholders and the Company's shareowners. The merger transaction will be accounted for as a purchase for financial reporting purposes, and the combined entity will use the new guidelines for business combinations proposed by the Financial Accounting Standards Board ("FASB") upon issuance. Additional information regarding this proposed merger is set forth in the Company's Current Report on Form 8-K dated March 16, 2001, as filed with the SEC, and is incorporated herein by reference. See also Note 15 of the accompanying Notes to Consolidated Financial Statements for further information regarding this merger.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

                          The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt. At March 31, 2001, the Company's debt consisted of approximately $588.8 million of fixed-rate debt with a weighted average interest rate of 7.86% and $500.1 million of variable-rate debt (consisting principally of bank borrowings under the Senior Credit Agreement) with a weighted average interest rate of 8.56%. The amount of the variable-rate debt fluctuates during the year based on the Company's cash requirements. If interest rates on the Senior Credit Agreement were to increase by 86 basis points (one-tenth of the rate at March 31, 2001), the impact on the pre-tax earnings from continuing operations during the three months ended March 31, 2001 would be a decrease of approximately $1.1 million.

                          The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company.

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

There have been no new material developments or new material matters in the legal proceedings as previously reported in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000 filed with the Securities and Exchange Commission on February 14, 2001, except as otherwise might be set forth below.

The following discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in complex legal proceedings.

Section 1.

1.1      State Antitrust Actions

           1.1.1     As previously reported, between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a Consolidated Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions. The California Complaint alleges the Company and 35 other pharmaceutical industry-related companies violated California's Cartwright Act, Unfair Practices Act, and the Business and Professions Code unfair competition statute. The California Complaint alleges the defendants jointly and separately engaged in secret rebating, price fixing and price discrimination between plaintiffs and plaintiffs' alleged competitors who sell pharmaceuticals to patients or retail customers. Plaintiffs seek, on behalf of themselves and a class of similarly situated California pharmacies, injunctive relief and treble damages in an amount to be determined at trial. The judge struck the class allegations from the Unfair Practices Act claims, and on June 26, 1995, granted plaintiffs' motion for class certification of the consolidated actions. On September 8, 1995, the court entered an order staying all proceedings in the consolidated actions pending resolution of the federal action. To date, the action is still stayed. In addition, on November 13, 2000, the Company was sued in Santa Clara Superior Court in the State of California, along with 24 pharmaceutical manufacturers and 2 other wholesalers, in an antitrust suit under California state law entitled Paradise Drugs, Inc. et al. v. Abbott Laboratories, et al., No. CV 793852. The complaint alleges essentially the same claims as those raised in the above-described California Complaint on behalf of a group of retail pharmacies that opted out of both the federal and state class actions. Defendants have requested that this action be coordinated with the other state actions discussed above. Pending this determination, no responsive pleading has been filed. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. In March of 2001, the action in Tennessee was voluntarily dismissed. No trial date has been set in the Mississippi action.

1.2      Federal Opt Out Antitrust Actions

           1.2.1     As previously reported, in addition to the above-mentioned state court actions in Section 1.1, the Company and other wholesale defendants have been added as defendants in a series of related federal antitrust lawsuits brought by certain independent pharmacies who have opted out of the class action cases. After a successful motion by the Company and other wholesalers, the damage period in these cases was limited to October 1993 to the present. On July 17, 2000, the wholesaler defendants filed a motion for summary judgment. On November 6, 2000, the court granted the motion, dismissing all claims against the wholesalers. An Arkansas group of opt out plaintiffs filed a motion for reconsideration, requesting that their Arkansas state law claims not be dismissed. That motion was granted on January 9, 2001. The plaintiffs in these opt out actions have filed a notice of appeal of the entry of judgment on behalf of the wholesaler defendants on the Sherman Act claims. Briefing in the Seventh Circuit is complete and the parties are awaiting a hearing date.

           1.2.2     On October 21, 1994, the Company entered into a sharing agreement with five other wholesalers and 26 pharmaceutical manufacturers. Among other things, the agreement provides that: (a) if a judgment is entered against both the manufacturer and wholesaler defendants, the total exposure for joint and several liability of the Company is limited to the lesser amount of either 1% of each shared judgment or an aggregate amount of $1 million on all shared judgments in all actions; (b) if a settlement is entered into by, between, and among the manufacturer and wholesaler defendants, the Company has no monetary exposure for such settlement amount; (c) the six wholesaler defendants will be reimbursed by the 26 pharmaceutical defendants for related legal fees and expenses in an amount agreed to by the manufacturers (of which the Company will receive a proportionate share); and (d) the Company is to release certain claims which it might have had against the manufacturer defendants for the claims presented by the plaintiffs in these cases. The agreement covers all antitrust actions raising the issues described above and which allege joint and several liability with at least one manufacturer, including the cases described in this Section 1.

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

           1.3.2     On March 14, 2000, Gottesfeld filed a citizen's petition with the federal Food and Drug Administration ("FDA") requesting FDA to restrict the sale of pharmaceuticals containing coal tar to prescription only and to require additional warnings for cancer. The basis for the Gottesfeld Petition is an invalidated scientific study concerning exposure to coal tar oil in mice, which is the same scientific evidence that both Gottesfeld and the Attorney General assert as the basis of their Proposition 65 claim.

           1.3.3     On September 22, 2000, the Court granted the Company's request for a stay of the action pending the FDA review of the Gottesfeld Petition. On February 22, 2001, FDA rejected Gottesfeld's Petition, finding that the scientific studies and data on which Gottesfeld based his request for FDA to restrict the sale of coal tar products and/or require them to be sold with cancer warnings was not valid. In its ruling FDA reaffirmed the current regulations, including formulation and labeling requirements. FDA specifically stated that cancer warnings on coal tar shampoo were not warranted. The trial is scheduled for the Fall of 2001.

1.4     EPA Butterworth Landfill Site

           1.4.1     As previously reported, on or about March 5, 1999, the Company was notified that it was a potentially responsible party ("PRP") in connection with the Butterworth Landfill Site ("Butterworth Site") located in Grand Rapids, Michigan and that the U.S. EPA had entered into a Court-ordered consent decree ("Decree") with five principal PRP's to spend approximately $9.6 million on immediate responsive activities at the Butterworth Site, including remedial investigation and feasibility studies. In addition and pursuant to Section 107 of the CERCLA, the U.S. Department of the Interior has asserted a claim for damages caused to natural resources.

           1.4.2     The Company tendered $53,000 in exchange for statutory contribution protection and a covenant not to sue in the Decree. In August 2000, the U.S. District Court Judge for the Western District of Michigan granted the United States' Motion for Entry of the Decree, however, a group of 18 non-settling parties, known as the Varnum Group, appealed that order. After extensive negotiations, the Varnum Group reached agreement with EPA in early 2001 and agreed to drop their appeal of the order approving the settlement. EPA has negotiated an amendment to the Decree to account for the terms of the Varnum Group's settlement. The Company's rights and obligations under the original agreement are not affected by these amendments, and the Company has signed the Proposed Order modifying the Decree. Lead PRP counsel is gathering signatures from all of the original settling parties and plans, along with EPA, to submit the proposed amended Decree for the court's approval sometime in May 2001.

1.5     PharMerica Securities Litigation

           1.5.1     As previously reported, in November 1998 and February 1999, two putative securities class actions were filed against PharMerica and certain individuals ("Defendants") in the United States District Court for the Middle District of Florida. The Court consolidated the actions into one putative class action and appointed two groups as co-lead Plaintiffs for the proposed class, who filed a Consolidated Amended Complaint. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The Consolidated Amended Complaint seeks monetary damages but does not specify any amount. In general, the Consolidated Amended Complaint alleges that the Defendants made material misrepresentations with respect to an alleged violation of generally accepted accounting principles, and omissions by withholding from the market information related to the costs associated with certain acquisitions. The Consolidated Amended Complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. Defendants' Motion to Dismiss was assigned to a Magistrate for a Report and Recommendation ("R&R"). On April 18, 2001, the Magistrate issued a R& R recommending that Defendants' Motion be granted and the plaintiffs' Consolidated Amended Complaint be dismissed without prejudice for failure to satisfy the elements of the Private Securities Litigation Reform Act. The R&R also recommends that the plaintiffs be allowed to attempt to cure their pleading deficiencies. The R&R will be submitted to the District Court for its consideration.

1.6     OIG Investigation of PharMerica/Hollins Manor

           1.6.1     The United States Department of Health and Human Services Office of Inspector General ("OIG") subpoenaed documents in the custody and control of PharMerica related to PharMerica's acquisition of the Hollins Manor I, LLC pharmacy in Roanoke, Virginia. The acquisition was completed in December 1997, which was sixteen months prior to the acquisition of PharMerica by the Company. On March 2, 2001, the Company was informed by the OIG that PharMerica was a target of an investigation into possible violations of Federal fraud and abuse laws resulting from the Hollins Manor transaction. The Company is cooperating with the investigation and is conducting its own internal investigation to determine whether any liability exists.

                        Due to the nature of the business of PharMerica that involves payments under various federal and state programs, PharMerica is regularly subject to audit, review and investigation processes of government entities, quasi-governmental entities and third-party payors.

                        Although the amount of liability at March 31, 2001 with respect to the referenced proceedings in Section 1 above cannot be ascertained, in the opinion of management, based upon information currently available to management, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Section 2.

2.1     Bergen Securities, Trust and Derivative Actions

           2.1.1     As previously reported, following the Company's October 14, 1999 announcement that it would not meet analysts' consensus earnings estimates for its fourth quarter and fiscal year ended September 30, 1999, due to, in part, lower than expected results at Stadtlander and PharMerica, 10 purported shareholder class action lawsuits were commenced against the Company and certain of its officers and directors in federal court in California. By order of the court, the 10 cases were consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Bergen securities action"). The Bergen securities action is purportedly brought on behalf of a class of the Company's shareholders who purchased or otherwise acquired the Company's common stock from March 16, 1999 through October 14, 1999, and were allegedly damaged thereby. The Bergen securities action asserts, among other things, various similar claims under sections 11, 12 and 15 of the Securities Act 1933, and under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.

           2.1.2     In addition to the Bergen securities action, two separate lawsuits alleging violations of certain federal securities laws were commenced in federal court in California, and another lawsuit was commenced in federal court in Delaware, that name as defendants, along with the Company and certain of its officers and directors, Bergen Capital Trust I (the "Trust"), a wholly-owned subsidiary of the Company, as well as various investment banks. By order of the Court, the Trust securities cases were also consolidated into a single action in the Southern Division of the United States District Court for the Central District of California (the "Trust securities action"), and have been coordinated with the Bergen securities action as related cases for pre-trial purposes. The Trust securities action purportedly is brought on behalf of a class of persons who purchased shares of the Trust's Preferred Securities pursuant to the May 26, 1999 offering of such securities, including, in two of the cases, persons who thereafter acquired any such Preferred Securities on the open market prior to October 14, 1999. The Trust securities action asserts claims under sections 11, 12 and 15 of the Securities Act of 1933, as well as claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder.

           2.1.3     On March 15, 2000, the Company accepted service of a purported shareholder derivative action pending in the Orange County Superior Court (the "Bergen derivative action"). The Bergen derivative action asserts several purported state law causes of action against the directors and certain senior officers of the Company (the "individual defendants"), and also against the Company (as a nominal defendant), alleging, in general terms, various alleged fiduciary breaches and related claims arising from the alleged failure of the individual defendants to conduct adequate due diligence before proceeding with the Stadtlander acquisition and causing the Company to allegedly violate federal securities laws, as alleged in the Bergen securities action and Trust securities action. The Company and the individual defendants removed the Bergen derivative action to federal court and requested the derivative complaint be consolidated and/or coordinated with the Bergen securities action and the Trust securities action. To that end, the Bergen derivative action has been assigned to the same Court in which the Bergen securities action and the Trust securities action are pending.

           2.1.4     As previously disclosed, the Company has reached a settlement agreement with plaintiffs' counsel in the various actions, together with its directors' and officers' liability insurance carriers. The parties have executed a Memorandum of Understanding ("MOU") regarding the settlement of the various actions, without any admission of liability or fault by the Company or its officers and directors. The MOU was reviewed and approved by the Company's applicable insurance carriers, and has been submitted to the Court. Thereafter, the parties negotiated and executed Stipulations of Settlement with respect to the Bergen securities action and the Trust securities action, which were reviewed and approved by the Company's directors' and officers' liability insurance carriers, and which were entered by the Court on or about April 9, 2001. The parties are currently in the process of finalizing the Stipulation of Settlement with respect to the Bergen derivative action. The Court has scheduled a hearing to approve the settlement of the various actions on July 9, 2001.

           2.1.5     Various notices will be sent to the respective class members in accordance with the provisions of the Stipulations of Settlement in May 2001, which will describe the terms and conditions of the settlement of the actions in detail. Bergen's contribution to the settlement is not material to its consolidated financial condition, results of operations or cash flows. The settlement of the various actions remains subject to the finalization and approval of the Stipulation of Settlement in the Bergen derivative action, and approval by the Court of the settlement papers in all of the various actions. The Company believes, based upon current information and analysis, that it is likely that the Court ultimately will approve the settlement of the various actions. However, if the Court does not approve the pending settlement, the Company will continue to vigorously defend against the claims asserted in the various actions. In that regard, due to the incipient stage of the litigation, its ongoing status, and the necessary uncertainties involved in all litigation, the Company does not believe it is currently feasible to predict or determine the outcome or resolution of this proceeding, or to estimate the amounts of, or potential range of, loss, if any, with respect to this proceeding.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

PART II.      OTHER INFORMATION (Continued)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          The Annual Meeting of Shareowners of the Company was held on February 13, 2001 in Orange, California and the following matters, as described in the Proxy Statement dated January 12, 2001, were voted upon:

(1) All of management's nominees for the Company's Board of Directors were elected to a three-year term by the following vote:

Nominee	For	Withheld

Robert E. Martini (2004)	116,951,369	1,471,331

Neil F. Dimick (2004)	116,946,404	1,476,296

Charles C. Edwards, M.D. (2004)	117,251,414	1,171,286

Directors whose term of office continued after the Annual Meeting were: Jose E. Blanco, Sr., Rodney H. Brady, Charles J. Lee, George R. Liddle, Brent R. Martini, James R. Mellor, George E. Reinhardt, Jr. and Francis G. Rodgers.

(2) Proposal to approve the 2001 Employee Stock Purchase Plan was approved by the following vote:

For	Against	Abstained

116,159,854	1,663,458	599,388

(3) Proposal recommending that the Board of Directors sell the Company to the highest bidder was not approved by the following vote:

For	Against	Abstained

3,967,519	88,612,317	1,416,173

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

PART II.      OTHER INFORMATION (Continued)

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	10(a)	Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001.

	10(b)	Bergen Brunswig Corporation Second Amended and Restated Executive Loan Program, as of February 13, 2001.

*	99(a)

The Company's Current Report on Form 8-K dated March 19, 2001, relating to execution of a definitive merger agreement with AmeriSource Health Corporation, is incorporated by reference in Part I, Item 2 of this Quarterly Report.

*	99(b)	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

	*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

(b)	REPORTS ON FORM 8-K:

On March 19, 2001, a Current Report on Form 8-K, dated March 16, 2001, was filed reporting under Item 5, that the Company entered into a definitive merger agreement with AmeriSource Health Corporation.

[	COVER	]	||	[	TABLE OF CONTENTS	]

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERGEN BRUNSWIG CORPORATION

By	/s/ Robert E. Martini

Robert E. Martini Chairman of the Board and Chief Executive Officer

By	/s/ Neil F. Dimick

Neil F. Dimick Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

May 11, 2001

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

INDEX TO EXHIBITS

EXHIBIT NUMBER		PAGE NUMBER

10(a)	Bergen Brunswig Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan, as of February 13, 2001.	41

10(b)	Bergen Brunswig Corporation Second Amended and Restated Executive Loan Program, as of February 13, 2001.	91

*99(a)

The Company's Current Report on Form 8-K dated March 19, 2001, relating to execution of a definitive merger agreement with AmeriSource Health Corporation, is incorporated by reference in Part I, Item 2 of this Quarterly Report.

*99(b)	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.