Form 10-Q
period 2001-06-30
BERGEN BRUNSWIG CORP
filed 2001-08-14
CIK 11454

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of each class of Common Stock	Number of Shares Outstanding July 31, 2001

Class A Common Stock -
par value $1.50 per share	135,589,589

[	COVER	]

BERGEN BRUNSWIG CORPORATION

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND SEPTEMBER 30, 2000
(dollars in thousands)
(Unaudited)

	June 30,	September 30,
- - ASSETS - -	2001	2000

CURRENT ASSETS:
Cash and cash equivalents ......................................................	$60,804	$94,032
Accounts and notes receivable, less allowance
for doubtful receivables: $144,289 at June 30,
2001 and $183,373 at September 30, 2000 ..........................	1,280,629	1,232,300
Inventories ...............................................................................	2,619,495	2,067,335
Income taxes receivable ..........................................................	3,456	72,189
Deferred income taxes .............................................................	9,595	29,887
Prepaid expenses ....................................................................	21,031	21,783

Total current assets .............................................................	3,995,010	3,517,526

PROPERTY - at cost:
Land ..........................................................................................	17,058	17,210
Buildings and leasehold improvements ....................................	117,631	115,644
Equipment and fixtures ............................................................	231,036	225,745

Total property .......................................................................	365,725	358,599
Less accumulated depreciation and amortization ....................	170,144	150,091

Property - net ........................................................................	195,581	208,508

OTHER ASSETS:
Goodwill - net ...........................................................................	663,268	658,640
Investments ..............................................................................	9,608	18,179
Noncurrent receivables ............................................................	13,899	16,293
Deferred income taxes .............................................................	19,937	25,153
Deferred charges and other assets ..........................................	113,070	127,125

Total other assets .................................................................	819,782	845,390

TOTAL ASSETS .........................................................................	$5,010,373	$4,571,424

See accompanying Notes to Consolidated Financial Statements.

3

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND SEPTEMBER 30, 2000
(dollars in thousands)
(Unaudited)

	June 30,	September 30,
- - LIABILITIES AND SHAREOWNERS' EQUITY - -	2001	2000

CURRENT LIABILITIES:
Accounts payable ....................................................................	$2,428,002	$2,017,130
Accrued liabilities ....................................................................	232,463	249,712
Customer credit balances .......................................................	102,470	161,420
Current portion of long-term debt ............................................	54,335	22,364
Current portion of other long-term obligations ........................	1,172	1,388

Total current liabilities .........................................................	2,818,442	2,452,014

Long-term debt, net of current portion .......................................	1,058,465	1,067,282
Other long-term obligations, net of current portion ...................	23,957	28,879

Total long-term obligations ..................................................	1,082,422	1,096,161

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY DEBT SECURITIES OF THE COMPANY	300,000	300,000

SHAREOWNERS' EQUITY:
Capital stock:
Preferred - authorized: 3,000,000 shares; issued: none .......	-	-
Class A Common - authorized: 300,000,000 shares;
issued: 138,337,035 shares at June 30, 2001
and 137,899,552 shares at September 30, 2000 ..................	207,506	206,849
Paid-in capital ..........................................................................	824,131	821,354
Accumulated other comprehensive income ............................	15	13
Accumulated deficit .................................................................	(199,091)	(279,754)

Total ..................................................................................	832,561	748,462
Treasury shares at cost: 2,839,125 shares at June 30, 2001
and 3,110,673 shares at September 30, 2000 ......................	(23,052)	(25,213)

Total shareowners' equity ....................................................	809,509	723,249

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY ............	$5,010,373	$4,571,424

See accompanying Notes to Consolidated Financial Statements.

4

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED
JUNE 30, 2001 AND 2000
(in thousands except per share amounts)
(Unaudited)

	THREE MONTHS		NINE MONTHS

	2001	2000	2001	2000

Consolidated earnings:
Net sales and other revenues:
Excluding bulk shipments to
customers' warehouses	$5,476,264	$4,805,443	$15,240,338	$13,888,268
Bulk shipments to customers'
warehouses	1,197,183	993,010	3,187,009	3,109,046

Total net sales and other revenues	6,673,447	5,798,453	18,427,347	16,997,314
Cost of goods sold	6,342,576	5,479,143	17,462,795	16,062,786

Gross profit	330,871	319,310	964,552	934,528

Distribution, selling, general
and administrative expenses	232,234	245,607	700,264	717,079

Operating earnings from continuing operations	98,637	73,703	264,288	217,449
Net interest expense	32,540	31,974	101,674	80,627

Earnings from continuing operations before
taxes on income and distributions on
preferred securities of subsidiary trust	66,097	41,729	162,614	136,822
Taxes on income from continuing operations	27,387	18,490	67,319	61,935

Earnings before distributions on preferred
securities of subsidiary trust	38,710	23,239	95,295	74,887
Distributions on preferred securities of
subsidiary trust, net of income tax benefit	(3,526)	(3,526)	(10,578)	(10,578)

Earnings from continuing operations	35,184	19,713	84,717	64,309
Discontinued operations, net of income tax benefit:
Loss from operations	-	(8,199)	-	(20,850)
Loss on dispositions	-	(250,962)	-	(250,962)

Net earnings (loss)	$35,184	$(239,448)	$84,717	$(207,503)

Earnings (loss) per share:
Basic:
Continuing operations	$.26	$.15	$.63	$.48
Discontinued operations:
Loss from operations	-	(.06)	-	(.15)
Loss on dispositions	-	(1.87)	-	(1.87)

Net earnings (loss)	$.26	$(1.78)	$.63	$(1.54)

Diluted:
Continuing operations	$.26	$.15	$.62	$.48
Discontinued operations:
Loss from operations	-	(.06)	-	(.15)
Loss on dispositions	-	(1.87)	-	(1.87)

Net earnings (loss)	$.26	$(1.78)	$.62	$(1.54)

Weighted average number of
shares outstanding:
Basic	135,369	134,507	135,168	134,417

Diluted	137,327	134,519	136,824	134,491

Cash dividends declared per share of
Class A Common Stock	$.01	$.01	$.03	$.16

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED
JUNE 30, 2001 AND 2000
(in thousands)
(Unaudited)

	2001	2000

Operating Activities
Earnings from continuing operations	$84,717	$64,309
Adjustments to reconcile earnings from continuing
operations to net cash flows from operating activities:
Provision for doubtful receivables	36,885	53,546
Depreciation and amortization of property	33,866	34,012
Loss on dispositions of property	1,993	570
Amortization of intangible assets	17,407	27,905
Amortization of debt financing costs	7,839	10,093
Deferred compensation	4,248	3,959
Deferred income taxes	25,507	1,483
Effects of changes on:
Receivables	(254,818)	(190,535)
Inventories	(552,160)	(403,925)
Income taxes receivable	68,733	28,667
Prepaid expenses and other assets	4,087	(1,336)
Accounts payable	410,872	400,833
Accrued liabilities	6,151	82,033
Customer credit balances	(58,950)	(3,999)

Net cash flows from operating activities	(163,623)	107,615

Investing Activities
Property acquisitions	(24,069)	(61,095)
Net proceeds from sale of accounts receivable	171,998	328,996
Other	(9,333)	(10,799)

Net cash flows from investing activities	138,596	257,102

Financing Activities
Net revolving secured bank loan activity	25,000	55,000
Repayment of secured bank term loan	(959)	(500)
Net revolving unsecured bank loan activity	-	(249,717)
Net commercial paper activity	-	(692,891)
Proceeds from secured bank term loans, net of issuance costs	-	668,000
Reduction of other obligations	(10,382)	(16,041)
Distributions paid on trust preferred securities	(23,400)	(17,550)
Shareowners' equity transactions:
Exercise of stock options and issuance of restricted shares	5,314	860
Employee stock purchase plan	280	2,353
Cash dividends paid on Common Stock	(4,054)	(21,499)

Net cash flows from financing activities	(8,201)	(271,985)

Discontinued operations	-	(17,584)

Net (decrease) increase in cash and cash equivalents	(33,228)	75,148
Cash and cash equivalents at beginning of period	94,032	116,356

Cash and cash equivalents at end of period	$60,804	$191,504

Supplemental Cash Flow Disclosures:
Cash paid (received) during the period for:
Interest and distributions on trust preferred securities	$121,392	$142,166
Income taxes - net (refunds) payments	(39,181)	21,093

See accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	Basis Of Presentation

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

                          In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the results of the Company and its subsidiaries for the periods shown and such adjustments are of a normal recurring nature. Results of operations for the first nine months of fiscal 2001 are not necessarily indicative of results to be expected for the full fiscal year or any other fiscal period.

[	COVER	]	||	[	TABLE OF CONTENTS	]

2.	Discontinued Operations

                          On June 26, 2000, the Company announced that it had entered into a definitive agreement to sell the stock of Bergen Brunswig Medical Corporation ("BBMC") to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., for approximately $181 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments which the Company does not believe will have a material effect on its Consolidated Financial Statements. The regulatory approvals and other closing conditions were satisfied during the fourth quarter of fiscal 2000, and the sale was consummated on August 16, 2000. During the fourth quarter of fiscal 2000, the net proceeds from this divestiture were used to pay down a portion of the $200 million Interim Term Loan maturing in October 2001 as required under the Senior Credit Agreement (See Note 8). The Company is in process of negotiating the final disposition price adjustments with the buyer of BBMC and expects a resolution by the end of fiscal 2001.

                          On July 5, 2000, the Company announced that it had entered into a definitive agreement to sell the specialty pharmacy assets of Stadtlander Operating Company, LLC ("Stadtlander") to ProCare Pharmacy, Inc., a subsidiary of CVS Corporation, for approximately $124 million in cash before retention of certain liabilities and subject to post-closing accounting adjustments, which did not have a material effect on its Consolidated Financial Statements. The transaction was structured as a sale of assets and was consummated on September 18, 2000. In addition, certain assets of the corrections division of Stadtlander, that portion of the business that provides pharmaceuticals to prison inmate populations, were sold to Secure Pharmacy Plus, Inc. for approximately $8 million in a cash transaction that was consummated on September 20, 2000. During the fourth quarter of fiscal 2000, the net proceeds from the divestitures of the two Stadtlander businesses were used to pay off the remaining portion of the $200 million Interim Term Loan and a portion of other debt as required under the Senior Credit Agreement. The Company expects to receive approximately $132 million of income tax benefits during fiscal 2001 and 2002 in connection with the losses recorded on the Stadtlander divestitures. Approximately $69 million of such benefits were received during the nine months ended June 30, 2001.

                          The Company purchased Stadtlander from Counsel Corporation ("Counsel") on January 21, 1999, and is in disagreement with Counsel and Counsel's independent auditors regarding the valuation of the net assets of Stadtlander at that date. Notwithstanding the sale of the two Stadtlander businesses, the Company did not assign to the purchasers of the assets its claims against Counsel. Any amounts realized from Counsel would be recorded as an adjustment to the Company's purchase price. See Part I, Item 3, Section 2 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC.

                          The Company has reclassified both BBMC (formerly the principal component of the Other Businesses segment) and the Stadtlander business segment as discontinued operations for the three and nine-month periods ended June 30, 2000 in the accompanying Statements of Consolidated Earnings.

                          The loss from discontinued operations for the three and nine months ended June 30, 2000 includes interest expense allocated based on the expected cash proceeds from the sale of the two businesses and the average bank interest rates incurred during the period, and is detailed as follows:

In thousands	Three Months	Nine Months

Net sales and other revenues	$280,820	$873,816
Cost of goods sold	225,560	704,921

Gross profit	55,260	168,895
Distribution, selling, general
and administrative expenses	61,065	184,853

Operating loss	(5,805)	(15,958)
Net interest expense	7,498	18,101

Loss before income tax benefit	(13,303)	(34,059)
Income tax benefit	(5,104)	(13,209)

Loss from operations	$(8,199)	$(20,850)

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

                          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in financial statements. This statement defines comprehensive income as all changes in equity during a period from non-owner sources. The Company has no material differences between net earnings and comprehensive income. Therefore, statements of comprehensive income have not been presented.

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

                          The Company records revenues when product is shipped and title passes, or services are provided to its customers. Revenues as reflected in the accompanying Statements of Consolidated Earnings are net of sales returns and allowances.

                          Along with other companies in the drug distribution industry, the Company reports as revenues the gross dollar amount of bulk shipments to customers' warehouses and the related costs in cost of goods sold. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. Gross profit earned by the Company on bulk shipments was not material in any period presented.

[	COVER	]	||	[	TABLE OF CONTENTS	]

6.	Accounting Pronouncements

                          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS 142 provides that goodwill and intangible assets with indefinite lives will not be amortized against earnings, but rather will be tested for impairment on an annual basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. However, companies with fiscal years beginning after March 15, 2001 may elect to early adopt the statement. The Company does not believe that the adoption of SFAS 141 will have a material effect on its consolidated financial position, results of operations or cash flows. If the pending merger between the Company and AmeriSource Health Corporation ("AmeriSource") (see Note 15) is not consummated, the Company expects to early adopt SFAS 142 on October 1, 2001. While the Company has not fully evaluated all the provisions of SFAS No. 142, it would be expected to eliminate the ongoing amortization of goodwill. During the three months ended June 30, 2001, the amortization of goodwill was approximately $4.7 million.

                          Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 was later amended by SFAS No. 137 and SFAS No. 138. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this standard has not had a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

                          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS No. 125 which has the same title. SFAS 140 revises the standards for securitizations and other transfers of financial assets and revises the disclosure requirements for such transactions, but it carries over most of SFAS No. 125's provisions without change. Under SFAS 140, consistent standards are provided for distinguishing financial asset transfers which are sales from financial asset transfers which are secured borrowings. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and have been applied prospectively. The adoption of SFAS 140 has not resulted in a change in the Company's treatment of financial asset transfers under its Receivables Securitization program, which are accounted for as sales.

                          In September 2000, the FASB's Emerging Issues Task Force released its discussion on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 sets forth guidance on how a seller of goods should classify in the income statement (a) amounts billed to a customer for shipping and handling and (b) costs incurred for shipping and handling. The consensus guidance must be adopted by the fourth quarter of the Company's fiscal year 2001. Management believes that any effect from the adoption of this standard will generally be limited to the form and content of the Company's financial statement disclosures.

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

                          Through the new Receivables Securitization program, Bergen Brunswig Drug Company ("BBDC") sells, on an ongoing basis, its accounts receivable to Blue Hill II ("Blue Hill"), a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. The program qualifies for treatment as a sale of assets under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Sales are recorded at the estimated fair value of the receivables sold, reflecting discounts for the time value of money based on specified interest rates and estimated credit losses; the weighted average rate for the program was approximately 4.73% at June 30, 2001.

                          As of June 30, 2001 and September 30, 2000, the Company had outstanding net proceeds of $340.0 million and $168.0 million, respectively, from the sale of such receivables under the Receivables Securitization program, and accounts receivable has been reduced by these amounts in the accompanying Consolidated Balance Sheets. After the maximum limit of receivables sold has been reached and as sold receivables are collected, additional receivables may be sold up to the maximum amount available under the program. Aggregate discount and fees of approximately $4.7 million and $5.4 million for the three-month periods ended June 30, 2001 and 2000, respectively, and $15.6 million and $10.4 million for the nine-month periods, respectively, on the sold receivables are included in net interest expense in the accompanying Statements of Consolidated Earnings.

[	COVER	]	||	[	TABLE OF CONTENTS	]

8.	Long-Term Debt

                          Long-term debt at June 30, 2001 and September 30, 2000 consisted of the following:

	June 30,	September 30,
Dollars in thousands	2001	2000

7 3/8% senior notes due 2003	$149,827	$149,744
7 1/4% senior notes due 2005	99,863	99,837
8 3/8% senior subordinated notes due 2008	308,119	308,119
Revolving credit facilities averaging
4.91% and 7.12%, respectively	80,000	55,000
Term loan due 2005, at 7.31% and
9.21%, respectively	254,637	254,637
Term loan due 2006, at 8.47% and
10.03%, respectively	189,968	190,927
7% convertible subordinated
debentures due 2006	20,609	20,609
6 7/8% exchangeable subordinated
debentures due 2011	8,425	8,425
Other	1,352	2,348

Total	1,112,800	1,089,646

Less current portion (see below)	54,335	22,364

Total	$1,058,465	$1,067,282

                          The Company's $1.5 billion Senior Credit Agreement originally consisted of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001 ("Interim Term Loan"), a $300 million term loan maturing in March 2005 ("Term A Loan") and a $200 million term loan maturing in March 2006 ("Term B Loan"). In August and September 2000, the Company used the proceeds of the BBMC and Stadtlander dispositions to fully repay the Interim Term Loan and to repay an aggregate $54 million of the Term A and Term B Loans. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. Revolving loans of $25 million were outstanding at June 30, 2001. There were no outstanding revolving loans at September 30, 2000. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 7.74% at June 30, 2001. The Company pays quarterly commitment fees to maintain the availability of revolving loans under the Senior Credit Agreement. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, acquisitions, investments, methods of operation, dividend payments and capital expenditures. Effective September 29, 2000, the Senior Credit Agreement was amended to exclude the effect of certain special items recorded by the Company in the fourth quarter of fiscal 2000 from the calculation of the required ratios and covenants.

                          Aggregate borrowings under the Senior Credit Agreement amounted to approximately $470 million and $501 million at June 30, 2001 and September 30, 2000, respectively. An aggregate of $53 million of such outstanding borrowings at June 30, 2001 has been classified in the current portion of long-term debt based on the scheduled future repayments within the next year as required under the Senior Credit Agreement.

                          One of the Company's subsidiaries has a $55 million bank revolving credit facility which expires on May 20, 2002. Borrowings under the facility, which were $55 million at both June 30, 2001 and September 30, 2000, bear interest at 0.35% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement for which the Company incurs a fee of 2.75%.

                          Certain of the Company's debt will be restructured if the pending merger with AmeriSource is consummated (see Note 15).

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

                          The following table sets forth the computation of basic and diluted Earnings Per Share ("EPS") for the three and nine-month periods ended June 30, 2001 and 2000, respectively.

	Three Months		Nine Months

In thousands, except EPS	2001	2000	2001	2000

Numerator for both basic and diluted EPS:
Earnings from continuing operations	$35,184	$19,713	$84,717	$64,309
Discontinued operations:
Loss from operations	-	(8,199)	-	(20,850)
Loss on dispositions	-	(250,962)	-	(250,962)

Net earnings (loss)	$35,184	$(239,448)	$84,717	$(207,503)

Denominator:
Denominator for basic EPS - weighted
average shares of Class A
Common Stock outstanding	135,369	134,507	135,168	134,417
Effects of dilutive employees' stock
options (dilutive potential
common shares)	1,958	12	1,656	74

Denominator for diluted EPS -
adjusted weighted average shares
and assumed conversions	137,327	134,519	136,824	134,491

Earnings (loss) per share:
Basic:
Continuing operations	$.26	$.15	$.63	$.48
Discontinued operations:
Loss from operations	-	(.06)	-	(.15)
Loss on dispositions	-	(1.87)	-	(1.87)

Net earnings (loss)	$.26	$(1.78)	$.63	$(1.54)

Diluted:
Continuing operations	$.26	$.15	$.62	$.48
Discontinued operations:
Loss from operations	-	(.06)	-	(.15)
Loss on dispositions	-	(1.87)	-	(1.87)

Net earnings (loss)	$.26	$(1.78)	$.62	$(1.54)

[	COVER	]	||	[	TABLE OF CONTENTS	]

11.	Dividends

                          On August 9, 2001, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock that will be paid on September 3, 2001 to shareowners of record on August 20, 2001. The Company also paid dividends of $0.01 per share in each of the first three quarters of fiscal 2001. During fiscal 2000 the Company paid dividends of $.075 per share in each of the first and second quarters and $0.01 per share in each of the third and fourth quarters.

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

                          The segment structure described herein is different from that previously reported in the three and nine months ended June 30, 2000 due to realignment of several of the Company's smaller subsidiaries. All fiscal 2000 data shown below has been restated to be consistent with the new organizational structure.

                          All of the Company's operations are located in the United States of America or the Commonwealth of Puerto Rico.

                          The following tables present segment information for the three and nine months ended June 30, 2001 and 2000 (in thousands):

	Three Months		Nine Months

Net Sales and Other Revenues	2001	2000	2001	2000

Pharmaceutical Distribution	$5,315,849	$4,658,310	$14,792,711	$13,450,480
PharMerica	336,783	320,929	1,011,873	950,429
Other Businesses	228	262	594	934
Corporate	235	(4)	873	574
Intersegment Eliminations	(176,831)	(174,054)	(565,713)	(514,149)

Revenue excluding bulk shipments	5,476,264	4,805,443	15,240,338	13,888,268

Bulk shipments of pharmaceuticals
to customers' warehouses	1,197,183	993,010	3,187,009	3,109,046

Total net sales and other revenues	$6,673,447	$5,798,453	$18,427,347	$16,997,314

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

	Three Months		Nine Months

Operating Earnings (Loss)	2001	2000	2001	2000

Pharmaceutical Distribution - FIFO Basis	$107,488	$92,727	$283,290	$257,551
LIFO charges	(5,000)	(1,250)	(7,500)	(3,750)

Pharmaceutical Distribution - LIFO Basis	102,488	91,477	275,790	253,801
PharMerica	16,002	(1,684)	47,267	14,550
Other Businesses	(938)	(834)	(2,694)	(2,457)
Corporate	(18,915)	(15,256)	(56,075)	(48,445)

Total operating earnings, LIFO Basis	$98,637	$73,703	$264,288	$217,449

                          Certain corporate office expenses of a direct operational nature are charged to the segments, but general corporate overhead is not allocated. Also, interest expense is not allocated to the segments.

[	COVER	]	||	[	TABLE OF CONTENTS	]

13.	Restructuring Charges

                          In the fourth quarter of fiscal 2000, the Company recorded a $10.7 million restructuring charge representing the estimated cost of (a) consolidating four BBDC distribution centers into larger existing facilities during fiscal 2001, (b) outsourcing certain BBDC delivery functions and (c) streamlining certain BBDC and BBSG selling and administrative functions. The Albuquerque division was consolidated into the Phoenix facility in October 2000, the Portland division was consolidated into the Seattle facility in December 2000 and the South Bend division was consolidated into the Williamston facility in June 2001. During the nine months ended June 30, 2001, the Company recorded net charges of approximately $4.3 million against the restructuring liability. These charges consisted primarily of severance payments to terminated employees.

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

                          The interest of the minority owners in the entity's equity is included in other liabilities on the accompanying Consolidated Balance Sheet, and their interest in the entity's earnings is included in net interest expense on the accompanying Statement of Consolidated Earnings. Such amounts were not material in the third quarter or first nine months of fiscal 2001.

[	COVER	]	||	[	TABLE OF CONTENTS	]

15.	Pending Merger

                          On March 16, 2001, the Company signed a definitive merger agreement with AmeriSource, a distributor of pharmaceuticals and related healthcare products and services, headquartered in Valley Forge, Pennsylvania. The combined company will be known as AmerisourceBergen Corporation ("AmerisourceBergen"), with headquarters in Valley Forge, Pennsylvania. Under the terms of the merger agreement, which has been unanimously approved by the respective Board of Directors of the Company and AmeriSource, shareowners of the Company will receive 0.37 share of AmerisourceBergen common stock in exchange for each outstanding share of the Company's Class A Common Stock, while each share of AmeriSource common stock will be converted into one share of AmerisourceBergen common stock. AmerisourceBergen will have approximately 103 million shares outstanding, with current AmeriSource shareholders owning approximately 51% of the combined company and the Company's current shareowners owning approximately 49%. Based on closing stock prices on March 16, 2001, AmerisourceBergen would have a pro forma market capitalization of approximately $5 billion and approximately $2 billion of debt. The merger of the two companies has been structured as a tax-free transaction for both the Company's shareowners and AmeriSource's shareholders. The merger transaction will be accounted for as a purchase for financial reporting purposes, and the combined entity will use the new guidelines for business combinations as set forth in SFAS 141 and SFAS 142 (see Note 6).

                          The merger is currently expected to be completed in late August 2001, subject to the satisfaction of certain conditions, including approvals by the Company's shareowners and AmeriSource's shareholders and the receipt of certain regulatory approvals. On May 7, 2001, the Company announced that, as anticipated, it had received a request for additional information and documentary material from the Federal Trade Commission ("FTC") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") with respect to the merger. On July 27, 2001, the Company and AmeriSource announced that as of that date, each of the companies had certified compliance with the FTC's request for additional information in connection with the merger. Pursuant to HSR, the FTC's 30-day review period will expire at midnight EDT on Monday, August 27, 2001, unless the waiting period is otherwise terminated or extended prior to that date. Termination or expiration of the review period is a condition to the consummation of the merger. The Company and AmeriSource have scheduled their special shareholder meetings for August 29, 2001 to vote on the proposed merger.

                          On July 17, 2001, the Company's wholly owned subsidiary, PharMerica, initiated a cash tender offer (the "Offer") to purchase all of PharMerica's outstanding 8.375% Senior Subordinated Notes due in 2008 (the "Notes") and consent solicitation. The purchase price for each $1,000 principal amount of Notes tendered pursuant to the Offer is $1,010, plus accrued and unpaid interest on the purchased Notes up to, but not including, the payment date. The consent solicitation seeks consents from holders of the Notes to eliminate substantially all of the restrictive covenants contained in the Note's governing indenture. The consent payment for each $1,000 principal amount of Notes for which a consent is validly delivered during the consent solicitation period is $5.00. Holders who tender their Notes are required to give their consent in the consent solicitation. Any holder tendering Notes after the consent solicitation period but prior to the expiration of the tender offer period will not be entitled to receive the consent payment. This tender offer is expected to remain open until 9:00 A.M. EDT on August 14, 2001. The consent solicitation remained open until August 9, 2001, the date upon which consents were received from holders of a majority (in principal amount) of the outstanding Notes and a supplemental indenture was executed by PharMerica, the subsidiary guarantors and the trustee, two of the conditions described in the paragraph below. Tenders of Notes and deliveries of consents became irrevocable when the consent solicitation period expired, unless the Offer is subsequently terminated without any Notes being purchased.

                          The tender offer and consent solicitation are contingent upon a number of conditions, including: obtaining consents from holders of a majority (in principal amount) of the outstanding Notes to the removal of substantially all of the restrictive covenants in the governing indenture; consummation of the pending merger between the Company and AmeriSource; consummation of a bond financing by the combined AmerisourceBergen Corporation yielding net proceeds of at least $300 million (see paragraph below); execution of a supplemental indenture containing the proposed amendments; and other general and customary conditions. No assurance can be given that any or that all of these conditions will be satisfied and, accordingly, that the purchase of the Notes pursuant to the Offer will be consummated. Since PharMerica is a wholly owned subsidiary of the Company, no filings are required to be made with the SEC in connection with this tender offer and consent solicitation. This disclosure is neither an offer to purchase nor a solicitation of an offer to sell securities. The tender offer is made only by the Offer to Purchase and Consent Solicitation Statement, which is dated July 17, 2001, and in connection with the Offer, no holder of the Notes should rely on any information except as may be contained in such Offer to Purchase and Consent Solicitation Statement, subject to any qualifications set forth therein.

                          On August 9, 2001, the Company and AmeriSource jointly announced plans for AmerisourceBergen Corporation to issue $500 million 8.125% Senior Notes due 2008 (the "2008 Notes"), contingent upon completion of the pending merger of the Company and AmeriSource. The 2008 Notes will be issued in a private placement and are expected to be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The proceeds from the sale of the 2008 Notes will be used together with proceeds expected from a new credit facility to repay the Company's and AmeriSource's existing senior secured credit facilities, to pay fees and expenses associated with the merger, to repay certain of the Company's other indebtedness, and for general corporate purposes. The 2008 Notes to be offered have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This disclosure shall not constitute an offer to sell or a solicitation of an offer to buy such 2008 Notes in any jurisdiction in which such an offer or sale would be unlawful and is issued pursuant to Rule 135-c under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

                          The Company's revenues excluding bulk shipments and its earnings from continuing operations increased 14% and 78%, respectively, during the fiscal quarter ended June 30, 2001 (the third quarter of fiscal year 2001) compared to the third quarter last year. The Company's revenues excluding bulk shipments and its earnings from continuing operations increased 10% and 32%, respectively, during the nine months ended June 30, 2001 (the first nine months of fiscal year 2001) compared to the corresponding period in the prior year. Net earnings percentage changes were not meaningful for the third quarter and nine months, respectively, primarily because the prior year's results included losses from discontinued operations.

                          The following table summarizes key line items from the Company's Consolidated Statements of Earnings for the aforementioned periods:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			%			%
Dollars in millions, except for per share amounts	2001	2000	Change	2001	2000	Change

Revenues excluding bulk shipments	$5,476.2	$4,805.5	14%	$15,240.3	$13,888.3	10%

Earnings from continuing operations	$35.2	$19.7	78%	$84.7	$64.3	32%
Discontinued operations:
Loss from operations	-	(8.2)		-	(20.9)
Loss on dispositions	-	(250.9)		-	(250.9)

Net earnings (loss)	$35.2	$(239.4)		$84.7	$(207.5)

Diluted earnings per share:
Earnings from continuing operations	$.26	$.15	73%	$.62	$.48	29%
Discontinued operations:
Loss from operations	-	(.06)		-	(.15)
Loss on dispositions	-	(1.87)		-	(1.87)

Net earnings (loss)	$.26	$(1.78)		$.62	$(1.54)

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

                          Changes in the Company's operating results between the current and prior year quarters and nine-month periods were not significantly affected by acquisitions.

CONTINUING OPERATIONS

                          The 78% and 32% increases in earnings from continuing operations for the quarter and nine months, respectively, were principally due to increases in operating earnings and a lower effective income tax rate, partially offset by higher net interest expense. The following table provides a summarized statement of continuing operations on a consolidated basis, including key line item percentage changes and ratios:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			%			%
Dollars in millions	2001	2000	Change	2001	2000	Change

Revenues excluding bulk shipments	$5,476.2	$4,805.5	14%	$15,240.3	$13,888.3	10%
Bulk shipments	1,197.2	993.0	21%	3,187.0	3,109.0	3%

Net sales and other revenues	$6,673.4	$5,798.5	15%	$18,427.3	$16,997.3	8%

Continuing operations:
Gross profit, LIFO basis	$330.9	$319.3	4%	$964.6	$934.5	3%
Operating expenses	232.3	245.6	(5)%	700.3	717.1	(2)%

Operating earnings	98.6	73.7	34%	264.3	217.4	22%
Net interest expense	32.5	32.0	2%	101.7	80.6	26%

Earnings from continuing operations
before income taxes and distributions	66.1	41.7	59%	162.6	136.8	19%
Income taxes	27.4	18.5	48%	67.3	61.9	9%
Distributions on trust preferred securities	3.5	3.5		10.6	10.6

Earnings from continuing operations	$35.2	$19.7	78%	$84.7	$64.3	32%

Percentage of revenues excluding
bulk shipments:
Gross profit, LIFO basis	6.04%	6.64%		6.33%	6.73%
Operating expenses	4.24%	5.11%		4.60%	5.16%
Operating earnings	1.80%	1.53%		1.73%	1.57%

                          Revenues excluding bulk shipments increased 14% in the quarter and 10% in the nine months, respectively, due to growth in both the Pharmaceutical Distribution and PharMerica segments, as described in the "Segment Information" section below.

                          Along with other companies in its industry, the Company reports bulk shipments of pharmaceuticals in revenues and cost of goods sold. Bulk shipment transactions are arranged by the Company with its suppliers at the express direction of the customer, and involve either shipments from the supplier directly to customers' warehouse sites or shipments from the supplier to Company warehouses for immediate shipment to customers' warehouse sites. Bulk sales of pharmaceuticals do not impact the Company's inventory since the Company simply processes the orders that it receives from its suppliers directly to the customers' warehouses. The Company serves as an intermediary by paying the supplier and billing the customer for the goods. Due to the insignificant margins generated through bulk shipments, fluctuations in such revenues have only an immaterial impact on the Company's operating earnings.

                          Gross profit as a percentage of revenues excluding bulk shipments ("gross margin") was 6.04% and 6.64% in the third quarters of fiscal 2001 and 2000, respectively, and 6.33% and 6.73% in the respective nine-month periods. The 60 and 40 basis-point decreases were primarily attributable to lower selling margins and sales mix changes in the Pharmaceutical Distribution and PharMerica segments, as described in the "Segment Information" section below.

                          Operating expenses consist of distribution, selling, general and administrative expenses ("DSG&A"). Operating expenses as a percentage of revenues excluding bulk shipments were 4.24% and 5.11% in the third quarters of fiscal 2001 and 2000, respectively, and 4.60% and 5.16% in the respective nine-month periods. The 87 and 56 basis-point decreases were principally due to operating expense improvements in the Pharmaceutical Distribution and PharMerica segments, as described in the "Segment Information" section below.

                          Operating expenses include the amortization of goodwill, only a portion of which is tax-deductible. Goodwill amortization decreased by approximately $3.3 million during each of the first three quarters of fiscal 2001, substantially all of which resulted from lower amortization of PharMerica goodwill following the $505.3 million goodwill impairment charge recorded in September 2000. The table below provides a summary of goodwill amortization from continuing operations by segment and its effect on net earnings and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

Dollars in millions	2001	2000	2001	2000

Pharmaceutical Distribution	$2.0	$1.9	$5.9	$5.7
PharMerica	2.7	6.1	8.1	18.1

Total goodwill amortization	4.7	8.0	14.0	23.8
Tax benefit of deductible portion	(1.0)	(1.0)	(3.0)	(3.0)

Reduction of net earnings	$3.7	$7.0	$11.0	$20.8

Reduction of diluted earnings per share	$.03	$.05	$.08	$.15

Segment Information

                          Following is a summary of revenues and operating earnings for the Company's business segments:

Dollars in millions

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
			%			%
Revenues Excluding Bulk Shipments	2001	2000	Change	2001	2000	Change

Pharmaceutical Distribution	$5,315.8	$4,658.3	14%	$14,792.7	$13,450.5	10%
PharMerica	336.8	320.9	5%	1,011.9	950.4	6%
Other Businesses	.2	.3		.6	.9
Corporate	.2	-		.9	.6
Intersegment Eliminations	(176.8)	(174.0)	2%	(565.8)	(514.1)	10%

Total	$5,476.2	$4,805.5	14%	$15,240.3	$13,888.3	10%

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
Operating Earnings (Loss) -			%			%
LIFO Basis	2001	2000	Change	2001	2000	Change

Pharmaceutical Distribution	$102.5	$91.5	12%	$275.8	$253.8	9%
PharMerica	16.0	(1.7)		47.3	14.6	225%
Other Businesses	(1.0)	(.8)		(2.7)	(2.5)
Corporate	(18.9)	(15.3)	(24)%	(56.1)	(48.5)	(16)%

Total	$98.6	$73.7	34%	$264.3	$217.4	22%

Percentages of revenues excluding
bulk shipments:

Pharmaceutical Distribution:
Gross profit	4.01%	4.34%		4.08%	4.31%
Operating expenses	2.08%	2.38%		2.22%	2.42%
Operating earnings	1.93%	1.96%		1.86%	1.89%

PharMerica:
Gross profit	34.80%	36.43%		35.49%	37.14%
Operating expenses	30.05%	36.95%		30.82%	35.61%
Operating earnings	4.75%	(.52)%		4.67%	1.53%

Pharmaceutical Distribution:

                          Revenues increased 14% and 10% in the third quarter and nine-month period, respectively, representing growth by both BBDC and BBSG. BBDC's revenues increased 12% and 8%, respectively, reflecting strong growth in the retail category principally due to the addition or expansion of business with several large regional drug store chains and food/drug chains. Health systems revenues in the nine-month period declined due to the loss of business from some of the healthcare providers that are members of Novation, a large group purchasing organization that had previously recognized BBDC as an authorized distributor. In the third quarter of fiscal 2001, health systems revenues were higher than the prior year quarter as shipments to a new mail order pharmacy customer and higher shipments to other customers more than offset the loss of Novation business. BBSG's revenues increased 41% and 34%, respectively, primarily representing growth in its oncology business. The BBDC and BBSG increases were comprised of a larger volume of shipments to existing customers as well as to a significant number of new customers. National industry economic conditions were also favorable, with increases in prescription drug sales and higher pharmaceutical prices contributing to this segment's revenue growth.

                          Operating earnings increased by 12% for the third quarter and 9% for the nine months. As a percentage of revenues, operating earnings on a LIFO basis were 1.93% and 1.96% of revenues in the third quarters of fiscal 2001 and 2000, respectively, and 1.86% and 1.89% in the respective nine-month periods. The small basis-point changes represent the net effect of reductions in gross margins which were approximately offset by reductions in operating expense ratios.

                          Gross margin on a LIFO basis was 4.01% and 4.34% in the third quarters of fiscal 2001 and 2000, respectively, and 4.08% and 4.31% in the respective nine-month periods. The 33 and 23 basis-point reductions in the third quarter and nine months, respectively, primarily reflect lower BBDC gross margins. BBDC's margins declined mainly due to intense price competition within the industry, as well as to a change in BBDC's sales mix, with a greater proportion of revenues coming from high-volume, low-margin customers. This selling price erosion was partially offset by an increase in buyside margins resulting from a higher level of inventory investment buying in fiscal 2001. In the third quarter of fiscal 2000, BBDC's gross margins were adversely impacted because BBDC did not fully participate in investment buying activity due to the limited availability of funds preceding the refinancing of the Company's revolving credit facility in April 2000 (see Note 8 of Notes to Consolidated Financial Statements). In comparison with the respective prior year periods, BBSG's gross margins were essentially flat for both the third quarter and the nine months.

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

                          Operating expenses as a percentage of revenues excluding bulk shipments were 2.08% and 2.38% in the third quarters of fiscal 2001 and 2000, respectively, and 2.22% and 2.42% in the respective nine-month periods. The 30 and 20 basis-point reductions in the third quarter and nine months, respectively, were primarily attributable to continued operating efficiencies and the spreading of fixed costs over a larger revenue base. This segment's distribution infrastructure has been able to process increasing volume without a proportionate increase in operating expenses. Contributing to this efficiency in fiscal 2001 was the consolidation of three distribution centers, the outsourcing of deliveries, and the streamlining of administrative functions pursuant to BBDC's restructuring plan announced in the fourth quarter of fiscal 2000 (see Note 13 of the accompanying Notes to Consolidated Financial Statements). Also, the aforementioned shift in the distribution businesses' mix towards high-volume customers reduced the operating expense ratios because these customers are less costly to serve due to economies of scale in transportation and certain other functions.

PharMerica:

                          PharMerica's revenues increased 5% and 6% in the third quarter and nine-month period, respectively. These increases were mainly attributable to growth in the workers' compensation services business, which reported revenue increases of 37% and 36% for the quarter and nine-month period, respectively. Long-term care revenues were 3% lower for the third quarter and were essentially flat for the nine months. Long-term care revenues were affected by the sale of two large unprofitable pharmacies in February 2001. Additionally, PharMerica's long-term care business has tightened its credit and pricing policies during the past year, which has slowed its growth rate. In early May 2001, PharMerica's agreement with its largest long-term care customer, Beverly Enterprises, Inc., was renewed for a five-year term with an opportunity to continue the agreement for an additional five years thereafter.

                          PharMerica's operating earnings, as a percentage of revenues, were 4.75% and (.52)% in the third quarters of fiscal 2001 and fiscal 2000, respectively, and 4.67% and 1.53% for the respective nine-month periods. The significant improvements resulted from a reduction in operating expense ratios of approximately 700 and 500 basis points in each of the three and nine-month periods, respectively, partially offset by an approximate 200 basis-point reduction in gross margin in each period. These ratios were significantly impacted by a change in the sales mix, with a greater proportion of PharMerica's revenues coming from the workers' compensation business, which has lower gross margins and lower operating expenses than the long-term care business. The reduction in gross margin also reflects continued selling price pressures, partially offset by the benefits of PharMerica's increased participation in Bergen's purchasing programs.

                          The decrease in the operating expense ratio is primarily attributable to significantly lower bad debt provisions in fiscal 2001; this improvement is partially due to the benefits derived from the new credit policies implemented in late fiscal 2000, as well as from improvements in billing and collection practices effected throughout fiscal 2001. The lower operating expense ratio also reflects lower employee costs and other efficiencies resulting from the consolidation or sale of several pharmacies, the outsourcing of deliveries, the conversion of a majority of disparate pharmacy computer systems to a common AS400 platform, and other programs which have been implemented to streamline operations. Approximately 100 basis points of the operating expense ratio reduction is attributable to the aforementioned $3.3 million decrease in goodwill amortization during each of the first three quarters of fiscal 2001.

                          Over the past two years, PharMerica's revenues and gross margins have been adversely affected by negative industry trends resulting from dramatically lower reimbursement to nursing homes for Medicare patients under the Prospective Payment System ("PPS"). The Company has seen stabilization of PPS reimbursement in both fiscal 2000 and fiscal 2001. However, lower Medicaid reimbursement levels resulting from the previously-disclosed reductions in Average Wholesale Prices and Federal Upper Limit prices will continue to adversely affect PharMerica's gross margins in the foreseeable future.

Other Businesses:

                          Revenues were lower in the third quarter and the nine-month period, while operating losses increased by $0.2 million in each of these periods. Choice Systems continues to operate at an unprofitable level.

Corporate:

                          Corporate expenses, net of minor revenue, increased $3.6 million and $7.6 million in the third quarter and nine months, respectively. The unusually large increase in the third quarter reflects a combination of factors, including higher litigation-related legal expense and higher costs associated with certain corporate benefit and administrative programs.

Intersegment Eliminations:

                          These amounts represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica (BBDC is the principal supplier of pharmaceuticals to PharMerica). The increases are generally attributable to the higher volume of intersegment shipments necessary to support PharMerica's growth.

Interest Expense and Distributions on Preferred Securities

                          The Company's financing expenses for its continuing operations are comprised of two line items on the Statements of Consolidated Earnings:

	Three Months			Nine Months
	Ended			Ended
	June 30,			June 30,
			%			%
Dollars in millions	2001	2000	Change	2001	2000	Change

Net interest expense (pre-tax)	$32.5	$32.0	2%	$101.7	$80.6	26%

Distributions on preferred securities of
subsidiary trust (before tax benefit)	5.8	5.8		17.6	17.6

Total financing expenses for
continuing operations	$38.3	$37.8	1%	$119.3	$98.2	21%

                          Total financing expenses increased $0.5 million and $21.1 million in the third quarter and nine-month period, respectively. For the third quarter of fiscal 2001, the effect of higher borrowings was largely offset by the effect of lower market interest rates, resulting in a small net increase in financing expenses. The increase in the nine-month period was primarily due to both higher interest rates and higher borrowings for continuing operations on the Company's bank credit facilities and Receivables Securitization program. The higher rates principally reflect higher interest rates and fees associated with the Senior Credit Agreement, which became effective in April 2000, as compared to the previous credit facilities. Borrowings were higher primarily because the Company was able to use the increased availability of funds under the Senior Credit Facility and Receivables Securitization program to participate more fully in inventory investment buying activity.

Taxes on Income

                          Taxes on income, excluding the tax benefit on distributions on the Company's Preferred Securities, were 41.4% and 44.3% of pre-tax earnings in the third quarters of fiscal 2001 and 2000, respectively, and 41.4% and 45.3% in the respective nine-month periods. The reductions in the effective tax rates are primarily attributable to the aforementioned decrease in nondeductible PharMerica goodwill amortization.

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

                          The Company has reclassified both BBMC and Stadtlander as discontinued operations in the accompanying Consolidated Financial Statements. The $8.2 million and $20.9 million losses from discontinued operations in the third quarter and first nine months, respectively, of fiscal 2000 principally reflect losses at Stadtlander, which experienced unprofitable operations due to low gross margins, high bad debt provisions, and costs associated with its restructuring. BBMC reported a small loss in each period.

                          The Company also recognized a loss on the dispositions of BBMC and Stadtlander of approximately $251 million, net of income tax benefits of approximately $132 million, in the quarter ended June 30, 2000. Substantially all of the loss was related to the non-cash write-off of goodwill.

                          For further information on Discontinued Operations, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

                          Following is a summary of the Company's capitalization at the end of the most recent quarter and fiscal year:

	June 30, 2001	September 30, 2000

Debt, net of cash	49%	49%
Equity, including the Preferred Securities	51%	51%

                          The debt and equity percentages at June 30, 2001 were unchanged from the most recent fiscal year-end because a small increase in net debt, which resulted mainly from lower cash balances and higher borrowings under the Company's revolving credit facility, was offset by an increase in equity, which resulted mainly from the Company's net earnings for the first nine months of fiscal 2001. The Company also increased its utilization of the Receivables Securitization program (described below) by $172 million in order to finance higher seasonal inventory purchases.

                          The Company's $1.5 billion Senior Credit Agreement originally consisted of an $800 million revolving facility maturing in April 2003, a $200 million interim term loan maturing in October 2001 ("Interim Term Loan"), a $300 million term loan maturing in March 2005 ("Term A Loan") and a $200 million term loan maturing in March 2006 ("Term B Loan"). In August and September 2000, the Company used the proceeds of the BBMC and Stadtlander dispositions to fully repay the Interim Term Loan and to repay an aggregate $54 million of the Term A and Term B Loans. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company's assets. The availability of revolving loans under the Senior Credit Agreement is tied to a borrowing base formula and certain covenants; the maximum amount of revolving loans outstanding may not exceed specified percentages of the Company's eligible accounts receivable and eligible inventory. Borrowings of $25 million against the revolving facility were outstanding at June 30, 2001. There were no outstanding revolving loans at September 30, 2000. Interest accrues at specified rates based on the Company's debt ratings; such rates range from 2.5% to 3.5% over LIBOR or 1.5% to 2.5% over prime, with a weighted average rate of approximately 7.74% on outstanding borrowings at June 30, 2001. The Company pays quarterly commitment fees to maintain the availability of revolving loans under the Senior Credit Agreement. The Senior Credit Agreement has loan covenants which require the Company to maintain certain financial statement ratios and places certain limitations on, among other things, acquisitions, investments, methods of operation, dividend payments and capital expenditures. Effective September 29, 2000, the Senior Credit Agreement was amended to exclude the effect of certain special items recorded by the Company in the fourth quarter of fiscal 2000 from the calculation of the required ratios and covenants.

                          One of the Company's subsidiaries has a $55 million bank revolving credit facility which expires on May 20, 2002. Borrowings under the facility bear interest at 0.35% above LIBOR and are secured by a standby letter of credit under the Senior Credit Agreement for which the Company incurs a fee of 2.75%.

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

                          Through the new Receivables Securitization program, BBDC sells, on an ongoing basis, its accounts receivable to Blue Hill, a 100%-owned special purpose subsidiary. Blue Hill, in turn, sells an undivided percentage ownership interest in such receivables to various investors. The program qualifies for treatment as a sale of assets under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". As of June 30, 2001, the Company had outstanding net proceeds of $340 million from the sale of such receivables under the new Receivables Securitization program, and accounts receivable was reduced by this amount in the accompanying Consolidated Balance Sheet.

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

                          Certain of the Company's debt will be restructured if the pending merger with AmeriSource is consummated (see Note 15).

                          On August 9, 2001, the Company declared a quarterly cash dividend of $0.01 per share on the Company's Common Stock that will be paid on September 3, 2001 to shareowners of record on August 20, 2001. The Company also paid dividends of $0.01 per share in each of the first three quarters of fiscal 2001. During fiscal 2000, the Company paid dividends of $.075 per share in each of the first and second quarters and $0.01 per share in each of the third and fourth quarters.

                          The Company's cash flows during the first nine months of fiscal 2001 and 2000 are summarized in the following table:

	Nine Months Ended
	June 30,

Dollars in millions	2001	2000

Earnings from continuing operations, excluding
non-cash charges	$212.5	$195.9
Increases in operating assets and liabilities	(376.1)	(88.3)

Net cash flows from operating activities	(163.6)	107.6
Property acquisitions	(24.1)	(61.1)
Net proceeds from sale of accounts receivable	172.0	329.0
Net revolving secured bank loan activity	25.0	55.0
Proceeds from secured bank term loans	-	668.0
Net repayment of debt and other obligations	(11.3)	(959.1)
Cash dividends on Common Stock	(4.1)	(21.5)
Distributions paid on Preferred Securities	(23.4)	(17.6)
Discontinued operations	-	(17.6)
Other - net	(3.7)	(7.6)

Net (decrease) increase in cash and cash equivalents	$(33.2)	$75.1

                          For the nine months ended June 30, 2001, the Company generated $163.6 million of negative cash flows from operations, compared with $107.6 million of positive cash flows from operations in the comparable period in fiscal 2000. The negative cash flows in fiscal 2001 were primarily attributable to BBDC's increased inventory levels due to a higher participation in inventory investment buying activity. In the prior year, BBDC did not fully participate in buying activity primarily due to the limited availability of funds preceding the refinancing of the Company's revolving credit facility in April 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

                          For a discussion of new accounting pronouncements impacting the Company, see Note 6 of Notes to Consolidated Financial Statements.

PENDING MERGER

                          On March 16, 2001, the Company signed a definitive merger agreement with AmeriSource, a distributor of pharmaceuticals and related healthcare products and services, headquartered in Valley Forge, Pennsylvania. The combined company will be known as AmerisourceBergen Corporation ("AmerisourceBergen"), with headquarters in Valley Forge, Pennsylvania. Under the terms of the merger agreement, which has been unanimously approved by the respective Board of Directors of the Company and AmeriSource, shareowners of the Company will receive 0.37 share of AmerisourceBergen common stock in exchange for each outstanding share of the Company's Class A Common Stock, while each share of AmeriSource common stock will be converted into one share of AmerisourceBergen common stock. AmerisourceBergen will have approximately 103 million shares outstanding, with current AmeriSource shareholders owning approximately 51% of the combined company and the Company's current shareowners owning approximately 49%. Based on closing stock prices on March 16, 2001, AmerisourceBergen would have a pro forma market capitalization of approximately $5 billion and approximately $2 billion of debt. The merger of the two companies has been structured as a tax-free transaction for both the Company's shareowners and AmeriSource's shareholders. The merger transaction will be accounted for as a purchase for financial reporting purposes, and the combined entity will use the new guidelines for business combinations as set forth in SFAS 141 and SFAS 142 (see Note 6).

                          The merger is currently expected to be completed in late August 2001, subject to the satisfaction of certain conditions, including approvals by the Company's shareowners and AmeriSource's shareholders and the receipt of certain regulatory approvals. On May 7, 2001, the Company announced that, as anticipated, it had received a request for additional information and documentary material from the Federal Trade Commission ("FTC") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR") with respect to the merger. On July 27, 2001, the Company and AmeriSource announced that as of that date, each of the companies had certified compliance with the FTC's request for additional information in connection with the merger. Pursuant to HSR, the FTC's 30-day review period will expire at midnight EDT on Monday, August 27, 2001, unless the waiting period is otherwise terminated or extended prior to that date. Termination or expiration of the review period is a condition to the consummation of the merger. The Company and AmeriSource have scheduled their special shareholder meetings for August 29, 2001 to vote on the proposed merger.

                          On July 17, 2001, the Company's wholly owned subsidiary, PharMerica, initiated a cash tender offer (the "Offer") to purchase all of PharMerica's outstanding 8.375% Senior Subordinated Notes due in 2008 (the "Notes") and consent solicitation. The purchase price for each $1,000 principal amount of Notes tendered pursuant to the Offer is $1,010, plus accrued and unpaid interest on the purchased Notes up to, but not including, the payment date. The consent solicitation seeks consents from holders of the Notes to eliminate substantially all of the restrictive covenants contained in the Note's governing indenture. The consent payment for each $1,000 principal amount of Notes for which a consent is validly delivered during the consent solicitation period is $5.00. Holders who tender their Notes are required to give their consent in the consent solicitation. Any holder tendering Notes after the consent solicitation period but prior to the expiration of the tender offer period will not be entitled to receive the consent payment. This tender offer is expected to remain open until 9:00 A.M. EDT on August 14, 2001. The consent solicitation remained open until August 9, 2001, the date upon which consents were received from holders of a majority (in principal amount) of the outstanding Notes and a supplemental indenture was executed by PharMerica, the subsidiary guarantors and the trustee, two of the conditions described in the paragraph below. Tenders of Notes and deliveries of consents became irrevocable when the consent solicitation period expired, unless the Offer is subsequently terminated without any Notes being purchased.

                          The tender offer and consent solicitation are contingent upon a number of conditions, including: obtaining consents from holders of a majority (in principal amount) of the outstanding Notes to the removal of substantially all of the restrictive covenants in the governing indenture; consummation of the pending merger between the Company and AmeriSource; consummation of a bond financing by the combined AmerisourceBergen Corporation yielding net proceeds of at least $300 million (see paragraph below); execution of a supplemental indenture containing the proposed amendments; and other general and customary conditions. No assurance can be given that any or that all of these conditions will be satisfied and, accordingly, that the purchase of the Notes pursuant to the Offer will be consummated. Since PharMerica is a wholly owned subsidiary of the Company, no filings are required to be made with the SEC in connection with this tender offer and consent solicitation. This disclosure is neither an offer to purchase nor a solicitation of an offer to sell securities. The tender offer is made only by the Offer to Purchase and Consent Solicitation Statement, which is dated July 17, 2001, and in connection with the Offer, no holder of the Notes should rely on any information except as may be contained in such Offer to Purchase and Consent Solicitation Statement, subject to any qualifications set forth therein.

                          On August 9, 2001, the Company and AmeriSource jointly announced plans for AmerisourceBergen Corporation to issue $500 million 8.125% Senior Notes due 2008 (the "2008 Notes"), contingent upon completion of the pending merger of the Company and AmeriSource. The proceeds from the sale of the 2008 Notes will be used together with proceeds expected from a new credit facility to repay the Company's and AmeriSource's existing senior secured credit facilities, to pay fees and expenses associated with the merger, to repay certain of the Company's other indebtedness, and for general corporate purposes.

                          For further information on the tender offer of PharMerica's Notes and the issuance of the 2008 Notes see also Note 15 of the accompanying Notes to Consolidated Financial Statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

                          The Company's most significant "market risk" exposure is the effect of changing interest rates. The Company manages its interest expense by using a combination of fixed and variable-rate debt and proceeds from its Receivables Securitization program. At June 30, 2001, the Company had approximately $588.2 million of fixed-rate debt with a weighted average interest rate of 7.86%, $524.6 million of variable-rate debt (consisting principally of bank borrowings under the Senior Credit Agreement) with a weighted average interest rate of 7.37% and $340.0 million of net proceeds from its Receivables Securitization program with a weighted average rate of 4.73%. The amount of the variable-rate debt and Receivables Securitization program proceeds fluctuates during the year based on the Company's cash requirements. If interest rates on the Senior Credit Agreement, the other revolving credit facility and the Receivables Securitization program were to increase by 63 basis points (one-tenth of the aggregate rate of 6.33% for all these facilities at June 30, 2001), the impact on pre-tax earnings from continuing operations during the three months ended June 30, 2001 would be a decrease of approximately $1.4 million.

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

There have been no new material developments or new material matters in the legal proceedings as previously reported in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 filed with the Securities and Exchange Commission, except as otherwise might be set forth below.

Section 1.

1.1      State Antitrust Actions

           1.1.1     As previously reported, between August 3, 1993 and February 14, 1994, the Company, along with various other pharmaceutical industry-related companies, was named as a defendant in eight separate state antitrust actions in three courts in California. These lawsuits are more fully detailed in "Item 1 - Legal Proceedings" of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 as filed with the Securities and Exchange Commission and is incorporated herein by reference. In April 1994, these California state actions were all coordinated as Pharmaceutical Cases I, II and III, and assigned to a single judge in San Francisco Superior Court. On August 22, 1994, a Consolidated Amended Complaint ("California Complaint"), which supersedes and amends the eight prior complaints, was filed in these actions. The California Complaint alleges the Company and 35 other pharmaceutical industry-related companies violated California's Cartwright Act, Unfair Practices Act, and the Business and Professions Code unfair competition statute. The California Complaint alleges the defendants jointly and separately engaged in secret rebating, price fixing and price discrimination between plaintiffs and plaintiffs' alleged competitors who sell pharmaceuticals to patients or retail customers. Plaintiffs seek, on behalf of themselves and a class of similarly situated California pharmacies, injunctive relief and treble damages in an amount to be determined at trial. The judge struck the class allegations from the Unfair Practices Act claims, and on June 26, 1995, granted plaintiffs' motion for class certification of the consolidated actions. On September 8, 1995, the court entered an order staying all proceedings in the consolidated actions pending resolution of the federal action. On May 21, 2001, the Court granted the parties' request to decertify the class and dismiss the action with prejudice pursuant to a settlement of all claims. The Company was not required to contribute any funds for the settlement. In addition, on November 13, 2000, the Company was sued in Santa Clara Superior Court in the State of California, along with 24 pharmaceutical manufacturers and 2 other wholesalers, in an antitrust suit under California state law entitled Paradise Drugs, Inc. et al. v. Abbott Laboratories, et al., No. CV 793852. The complaint alleges essentially the same claims as those raised in the above-described California Complaint on behalf of a group of retail pharmacies that opted out of both the federal and state class actions. This action was coordinated with the other state actions discussed above before the same judge in San Francisco Superior Court. The matter is currently stayed pending the first status conference to be held on August 31, 2001. No responsive pleading has been filed. Similar actions were also filed against the Company and other wholesalers and manufacturers in Mississippi, Montgomery Drug v. UpJohn, et. al., No. 97-0103, and in Tennessee, Graves v. Abbott, et. al., No. 25,109-II. In March of 2001, the action in Tennessee was voluntarily dismissed. The class claims were stricken in the Mississippi action and no trial date has been set.

1.2      Federal Opt Out Antitrust Actions

           1.2.1     As previously reported, in addition to the above-mentioned state court actions in Section 1.1, the Company and other wholesale defendants have been added as defendants in a series of related federal antitrust lawsuits brought by certain independent pharmacies who have opted out of class action cases that have now been dismissed. After a successful motion by the Company and other wholesalers, the damage period in these cases was limited to October 1993 to the present. On July 17, 2000, the wholesaler defendants filed a motion for summary judgment. On November 6, 2000, the court granted the motion, dismissing all claims against the wholesalers. An Arkansas group of opt out plaintiffs filed a motion for reconsideration, requesting that their Arkansas state law claims not be dismissed. That motion was granted on January 9, 2001. The plaintiffs in these opt out actions have filed a notice of appeal of the entry of judgment on behalf of the wholesaler defendants on the Sherman Act claims. Briefing in the Seventh Circuit is complete and the parties are awaiting a hearing date.

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

1.3      PharMerica Securities Litigation

           1.3.1     As previously reported, in November 1998 and February 1999, two putative securities class actions were filed against PharMerica and certain individuals ("Defendants") in the United States District Court for the Middle District of Florida. The Court consolidated the actions into one putative class action and appointed two groups as co-lead Plaintiffs for the proposed class, who filed a Consolidated Amended Complaint. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The Defendants' filed a Motion to Dismiss the Consolidated Amended Complaint. On April 18, 2001, the Magistrate issued a Report and Recommendation recommending that Defendants' Motion be granted and the plaintiffs' Consolidated Amended Complaint be dismissed without prejudice for failure to satisfy the elements of the Private Securities Litigation Reform Act. This recommendation was adopted by the trial court and the action was dismissed without prejudice.

           1.3.2     On May 14, 2001, plaintiffs filed a Second Amended Consolidated Class Action Complaint. The Second Amended Consolidated Class Action Complaint seeks monetary damages but does not specify any amount. In general, the Second Amended Consolidated Class Action Complaint alleges that the Defendants made material misrepresentations with respect to an alleged violation of generally accepted accounting principles, and omissions relating to integration. The Second Amended Consolidated Class Action Complaint alleges claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company believes the Second Amended Consolidated Class Action Complaint is also meritless and filed a Motion to Dismiss the Second Amended Consolidated Class Action Complaint on June 18, 2001. The parties are briefing the issues for presentation to an appointed Magistrate Judge. A decision on the Motion is not expected until the next fiscal year.

1.4      Serostim Litigation

           1.4.1     On April 20, 2001, a First Amended Complaint was filed in the Superior Court of California for the County of San Diego (Robert Lynn, et al. v. Serono, Inc., et al., Case No. GIC761598) (the "Amended Complaint") against the manufacturer of a drug product commonly known as Serostim, a recombinant human growth hormone used for the treatment of HIV wasting syndrome. The Company is not aware of the filing date of the original complaint. The Amended Complaint seeks class action status and damages for the alleged unlawful distribution of misbranded and adulterated Serostim. In addition to naming the manufacturer of Serostim as a defendant, the Amended Complaint named a competitor of the Company as well as two non-affiliated pharmacies as defendants. In June 2001, the Company and two additional competitors were named as Doe defendants. The Company tendered the Amended Complaint to its insurance carrier who has undertaken the Company's defense. An answer to the Amended Complaint has not yet been filed on behalf of the Company. On July 27, 2001, the Court struck the plaintiffs' class action allegations from the Amended Complaint.

                          Although the amount of liability at June 30, 2001 with respect to the referenced proceedings in Section 1 above cannot be ascertained, in the opinion of management, based upon information currently available to management, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in complex legal proceedings.

Section 2.

2.1      Bergen Securities, Trust and Derivative Actions

           2.1.1     As previously disclosed, the Company reached a global settlement agreement with plaintiffs of the pending Bergen securities, Trust securities, and derivative actions, as well as with its directors' and officers' liability insurance carriers. On July 9, 2001, the Honorable Alicemarie Stotler, United States District Judge for the Central District of California, approved such global settlement of the Bergen securities, Trust securities, and derivative actions, dismissing with prejudice all pending federal securities class and derivative actions filed against Bergen and its officers and directors arising out of Bergen's acquisition of Stadtlander Drug Co., Inc. in January 1999 and its merger with PharMerica, Inc. in April 1999. Bergen's cash contribution to the settlement was immaterial to its operations, with Bergen's insurers funding the vast majority of the settlement proceeds. The settlement was achieved without any admission of liability by Bergen or its officers and directors.

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

PART II.      OTHER INFORMATION (Continued)

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

*	2

Agreement and Plan of Merger, dated March 16, 2001, among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. is set forth as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 19, 2001, and is incorporated by reference in Part I, Item 2 of this Quarterly Report.

*	99	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

	*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.

(b)	REPORTS ON FORM 8-K:

On July 30, 2001, a Current Report on Form 8-K, dated July 26, 2001, was filed reporting events specified under Items 5 and 7 of such form that the Company issued a press release with respect to its financial results for the quarter ended June 30, 2001, the third quarter of fiscal 2001.

On July 18, 2001, a Current Report on Form 8-K, dated July 17, 2001, was filed reporting events specified under Items 5 and 7 of such form that the Company issued a press release relating to the initiation of a cash tender offer by its wholly owned subsidiary, PharMerica, to purchase all of PharMerica's outstanding 8.375% Senior Subordinated Notes due 2008 and consent solicitation.

[	COVER	]	||	[	TABLE OF CONTENTS	]

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERGEN BRUNSWIG CORPORATION

By	/s/ Robert E. Martini

Robert E. Martini Chairman of the Board and Chief Executive Officer

By	/s/ Neil F. Dimick

Neil F. Dimick Senior Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

August 10, 2001

[	COVER	]	||	[	TABLE OF CONTENTS	]

BERGEN BRUNSWIG CORPORATION

INDEX TO EXHIBITS

EXHIBIT NUMBER		PAGE NUMBER

*2

Agreement and Plan of Merger, dated March 16, 2001, among AABB Corporation, AmeriSource Health Corporation, Bergen Brunswig Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. is set forth as Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 19, 2001, and is incorporated by reference in Part I, Item 2 of this Quarterly Report.

*99	Statement Regarding Forward-Looking Information is set forth as Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

*	Document has heretofore been filed with the Securities and Exchange Commission and is incorporated herein by reference and made a part hereof.