Form 10-Q
period 2001-12-31
BERGEN BRUNSWIG CORP
filed 2002-02-14
CIK 11454

[	TABLE OF CONTENTS	]

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

Commission file number 1-16671

AMERISOURCEBERGEN CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3079390 (IRS Employer Identification No.)

1300 Morris Drive, Suite 100, Chesterbrook, PA (Address of principal executive offices)	19087-5594 (Zip Code)

Registrant's telephone number, including area code	(610) 727-7000

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [   ]

The number of shares of common stock of AmerisourceBergen Corporation outstanding as of December 31, 2001 was 103,927,859.

[	COVER	]

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART I. FINANCIAL INFORMATION

ITEM 1.		Financial Statements (Unaudited)

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ASSETS	December 31, 2001	September 30, 2001

	(Unaudited)

Current assets:
Cash and cash equivalents	$256,689	$297,626
Accounts receivable, less allowance for doubtful accounts: $194,080 at
December 31, 2001 and $188,586 at September 30, 2001	2,106,068	2,142,663
Merchandise inventories	5,778,905	5,056,257
Prepaid expenses and other	17,088	15,956

Total current assets	8,158,750	7,512,502

Property and equipment, at cost:
Land	25,177	25,177
Buildings and improvements	166,416	166,130
Machinery, equipment and other	187,600	186,889

Total property and equipment	379,193	378,196
Less accumulated depreciation	99,236	88,627

Property and equipment, net	279,957	289,569

Other assets:
Goodwill	2,133,389	2,125,258
Deferred income taxes	17,756	22,326
Intangibles, deferred charges and other	343,468	341,590

Total other assets	2,494,613	2,489,174

TOTAL ASSETS	$10,933,320	$10,291,245

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2001	September 30, 2001

	(Unaudited)

Current liabilities:
Accounts payable	$5,122,086	$4,991,884
Accrued expenses and other	377,320	359,131
Current portion of long-term debt	15,000	2,468
Accrued income taxes	30,821	16,655
Deferred income taxes	176,973	162,315

Total current liabilities	5,722,200	5,532,453

Long-term debt, net of current portion	1,974,357	1,597,295
Other liabilities	43,926	48,317

Company-obligated mandatorily redeemable preferred securities of
subsidiary trust holding solely debt securities of the Company	274,784	274,616

Stockholders' equity:
Common stock, $.01 par value - authorized: 300,000,000 shares;
issued and outstanding: 103,927,859 shares at December 31,
2001 and 103,544,519 shares at September 30, 2001	1,039	1,035
Additional paid-in capital	2,723,290	2,709,687
Retained earnings	193,466	128,178
Accumulated other comprehensive income (loss)	258	(336)

Total stockholders' equity	2,918,053	2,838,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,933,320	$10,291,245

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three months ended December 31,
	2001	2000

Operating revenue	$9,686,276	$3,306,751
Bulk deliveries to customer warehouses	1,382,504	444

Total revenue	11,068,780	3,307,195
Cost of goods sold	10,597,347	3,169,762

Gross profit	471,433	137,433
Operating expenses:
Distribution, selling and administrative	297,592	79,645
Depreciation	14,247	3,298
Amortization	800	596
Merger costs	7,497	-

Operating income	151,297	53,894
Equity in losses of affiliates and other	1,731	774
Interest expense	30,975	10,876

Income before taxes and distributions on preferred securities of subsidiary trust	118,591	42,244
Income taxes	47,078	16,053

Income before distributions on preferred securities of subsidiary trust	71,513	26,191
Distributions on preferred securities of subsidiary trust,
net of income tax benefit of $2,388	3,630	-

Net income	$67,883	$26,191

Earnings per share:
Basic	$0.65	$0.50

Diluted	$0.63	$0.49

Weighted average common shares outstanding:
Basic	103,736	52,354
Diluted	111,182	54,578

Cash dividends declared per share of common stock	$0.025	$-

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended December 31,
	2001	2000

OPERATING ACTIVITIES
Net income	$67,883	$26,191
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	14,247	3,298
Amortization, including amounts charged to interest expense
and preferred distributions	1,999	1,228
Provision for loss on accounts receivable	15,758	3,682
Loss (gain) on disposal of property and equipment	183	(124)
Equity in losses of affiliates and other	1,731	774
Provision for deferred income taxes	17,795	3,130
Employee stock compensation	205	-
Changes in operating assets and liabilities, excluding the
effects of acquisitions:
Accounts and notes receivable	20,662	(103,620)
Merchandise inventories	(722,648)	(347,101)
Prepaid expenses and other assets	(1,721)	186
Accounts payable, accrued expenses and income taxes	169,310	178,099
Other	1,897	128

NET CASH USED IN OPERATING ACTIVITIES	(412,699)	(234,129)

INVESTING ACTIVITIES
Capital expenditures	(10,069)	(5,443)
Purchase of equity interests in businesses	(8,240)	-
Proceeds from sales of property and equipment	53	265

NET CASH USED IN INVESTING ACTIVITIES	(18,256)	(5,178)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit
and receivables securitization facilities	413,000	(20,000)
Long-term debt borrowings	-	300,000
Long-term debt repayments	(23,075)	(56)
Deferred financing costs and other	(971)	(8,935)
Distributions on preferred securities of subsidiary trust	(5,850)	-
Exercise of stock options	9,509	9,840
Cash dividends on common stock	(2,595)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	390,018	280,849

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,937)	41,542
Cash and cash equivalents at beginning of period	297,626	120,818

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$256,689	$162,360

See notes to consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

AMERISOURCEBERGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Basis of Presentation

                   The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmerisourceBergen Corporation and its wholly-owned subsidiaries (the ''Company'') as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

                   The Company was formed in connection with the merger of AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated on August 29, 2001 (the "Merger"), as described further in Note 2. As a result of the Merger, AmeriSource and Bergen became wholly owned subsidiaries of the Company.

                   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 2001, the results of operations for the three months ended December 31, 2001 and 2000 and the cash flows for the three months ended December 31, 2001 and 2000 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

                   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

                   Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 2.	Merger

                   The merger of AmeriSource and Bergen into the Company was consummated on August 29, 2001, upon the affirmative vote of the AmeriSource and Bergen stockholders. The Merger occurred pursuant to a merger agreement between AmeriSource and Bergen dated March 16, 2001. In connection with the Merger, the AmeriSource stockholders received one share of the Company's common stock for each AmeriSource common share, while the Bergen stockholders received 0.37 of a share of Company common stock for each Bergen common share. As a result, AmeriSource and Bergen became wholly owned subsidiaries of the Company and the stockholders of AmeriSource and Bergen became the stockholders of the Company.

                   The Merger was accounted for under the purchase method of accounting for business combinations pursuant to Statement of Financial Accounting Standards No. 141 (see Note 3). Since the former AmeriSource stockholders owned approximately 51% of the Company immediately after the Merger (with the former Bergen stockholders owning the remaining 49%), the Company accounted for the Merger as an acquisition by AmeriSource of Bergen. In accordance with the purchase method, the Company included Bergen's financial results in the consolidated financial statements beginning with the consummation date of the Merger. Accordingly, the accompanying consolidated statements of operations and cash flows for the three months ended December 31, 2000 include only the amounts for AmeriSource.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 3.	Recently-Issued Financial Accounting Standards

                   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. The Company accounted for the Merger, which was consummated in August 2001, in accordance with SFAS No. 141.

                   As of October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which revises the accounting and financial reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the Merger in fiscal 2001. In fiscal 2002, the Company has discontinued the amortization of all goodwill. Had the Company not amortized goodwill during fiscal 2001, net income for the quarter ended December 31, 2000 would have been approximately $0.2 million higher than the reported amount, and basic and diluted earnings per share would have been unchanged from the reported amounts. SFAS No. 142 requires that the Company complete an initial impairment test of goodwill within six months of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principle. The Company expects to complete its initial impairment test by March 31, 2002 and, based on the analysis performed to date, does not believe that an impairment charge will be required.

                   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard sets forth the accounting for the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard will be effective for the Company's fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 4.	Earnings Per Share

                   Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods plus the dilutive effect of stock options. Additionally, the diluted calculations consider the 5% convertible subordinated notes (which were issued in December 2000) as if converted and, therefore, the after-tax effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

	Three months ended December 31,
(in thousands)	2001	2000

Net income	$67,883	$26,191
Interest expense - convertible subordinated notes,
net of income taxes	2,481	559

Income available to common stockholders	$70,364	$26,750

Weighted average common shares outstanding - basic	103,736	52,354
Effect of dilutive securities:
Options to purchase common stock	1,782	993
Convertible subordinated notes	5,664	1,231

Weighted average common shares outstanding - diluted	111,182	54,578

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 5.	Goodwill and Other Intangible Assets

                   Following is a summary of the changes in the carrying value of goodwill, by reportable segment, for the three months ended December 31, 2001 (in thousands):

	Pharmaceutical Distribution	PharMerica	Total

Goodwill at September 30, 2001	$1,854,158	$271,100	$2,125,258

Adjustments to the fair value of net assets
acquired in connection with the Merger	4,364	-	4,364

Goodwill recognized in connection with the
acquisition of minority interest in a subsidiary	3,767	-	3,767

Goodwill at December 31, 2001	$1,862,289	$271,100	$2,133,389

                   Following is a summary of other intangible assets as of December 31, 2001 and September 30, 2001 (in thousands):

	December 31, 2001			September 30, 2001

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Unamortized intangibles:
Tradenames	$219,000	$-	$219,000	$219,000	$-	$219,000

Amortized intangibles:
Customer lists and other	17,375	(5,003)	12,372	17,375	(4,203)	13,172

Total other intangible assets	$236,375	$(5,003)	$231,372	$236,375	$(4,203)	$232,172

                   Amortization expense for other intangible assets was $0.8 million and $0.2 million in the three months ended December 31, 2001 and 2000, respectively.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 6.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2001	September 30, 2001

8 1/8% senior notes due 2008	$500,000	$500,000
AmeriSource 5% convertible subordinated notes due 2007	300,000	300,000
Bergen 7 3/8% senior notes due 2003	151,479	151,832
Bergen 7 1/4% senior notes due 2005	99,690	99,668
PharMerica 8 3/8% senior subordinated notes due 2008	124,656	124,719
Term loan facility at 4.55% and 5.01%, respectively	300,000	300,000
AmeriSource receivables securitization financing due 2004, at 2.37%
and 3.89%, respectively	350,000	22,000
Bergen receivables securitization financing due 2005, at 2.71%
and 3.69%, respectively	100,000	15,000
Revolving credit facilities averaging 4.07% and 5.14%, respectively	55,000	55,000
Bergen 7% convertible subordinated debentures due 2006	-	20,609
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	8,425
Other	107	2,510

Total	1,989,357	1,599,763
Less current portion	15,000	2,468

Total, net of current portion	$1,974,357	$1,597,295

                   A description of the principal terms of the aforementioned debt is set forth in Note 4 of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 7.	Merger Costs and Facility Consolidations and Employee Severance

Merger Costs

                   During the three months ended December 31, 2001, the Company expensed approximately $7.5 million of merger costs, primarily related to integrating the operations of AmeriSource and Bergen. Such costs were comprised of $6.0 million of consulting fees and $1.5 million of other items. Additional costs related to the Merger, including integration and employee retention costs, will be charged to expense in subsequent periods when incurred.
Facility Consolidations and Employee Severance

                   In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of the third year following the Merger. The Company intends to reduce the number of pharmaceutical distribution facilities from 51 at September 30, 2001 to approximately 30 over the next three to four years.

                   In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, including six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the purchase price allocation.

                   During the quarter ended December 31, 2001, the Company announced further integration initiatives, related to the closure of Bergen's repackaging facility and the elimination of certain Bergen administrative functions. The cost of these initiatives of approximately $4.5 million, which included $3.4 million of severance for approximately 95 employees to be terminated and $1.1 million for the write-down of assets related to the facility to be closed, resulted in additional goodwill being recorded during the quarter.

                   During the quarter ended December 31, 2001, two distribution facilities and the repackaging facility were closed, and another five distribution facilities are scheduled for closure by the end of fiscal 2002. Approximately 70 employees were terminated during the quarter. The Company paid a total of $1.5 million for employee severance and lease and contract cancellation costs with respect to its integration initiatives during the quarter. Remaining accrued expenses of $9.1 million for employee severance and lease obligations are included in the accompanying consolidated balance sheet at December 31, 2001. Severance for some employees will be paid over periods of up to eighteen months after their respective termination dates. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 8.	Legal Matters and Contingencies

                   In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability, regulatory agency and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.
Antitrust Actions

                   In 1993, two of the Company's subsidiaries, AmeriSource and Bergen, were named defendants, along with a number of other wholesale distributors and pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought in federal court by retail pharmacies. In October 1994, the Company entered into a Judgment Sharing Agreement (covering both the federal and parallel state actions) with the other wholesaler and manufacturer defendants addressing the issues of reimbursement of litigation costs and indemnification for any judgment. In 1997, the Company and several other wholesale distributors were also added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drugstores which had opted out of the class action cases and in parallel suits filed in several state courts. In essence, all of these lawsuits claimed that the manufacturer and wholesaler defendants conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. In the federal class action cases, the Court granted all of the defendants' motions for judgment as a matter of law and dismissed all claims against the Company and the other defendants. This judgment was affirmed on appeal. In November 2000, the Court granted the distributors' motion for summary judgment in the opt-out cases. Plaintiffs' appeal to the Seventh Circuit is pending. Two of the state cases are proceeding but are inactive; the rest have been settled or dismissed. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend itself in all of these cases.
Environmental Remediation

                   The Company's AmeriSource Corporation subsidiary is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, remediation and ongoing monitoring costs. Approximately $0.4 million of such costs have been paid through December 31, 2001. Based on a new engineering analysis prepared by outside consultants that was completed in September 2001, environmental reserves of $2.7 million were reversed into income during the fourth quarter of fiscal 2001. The remaining accrued liability of $1.0 million is reflected in other liabilities in the accompanying consolidated balance sheet at December 31, 2001. The accrued liability represents the current estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.
Proposition 65

                   In February 1999, Perry Gottesfeld, an individual, filed a lawsuit against the Company's Bergen Brunswig Drug Company subsidiary ("BBDC") and approximately sixteen other defendants alleging that manufacturers and distributors of over-the-counter dandruff shampoos containing coal tar expose consumers to coal tar, a Proposition 65-listed carcinogen, without providing a warning. Shortly after Gottesfeld filed suit, the California Attorney General filed a separate action covering the same products. The cases have been consolidated and are pending in state court. The Company has filed an answer to both plaintiffs' claims and responded to discovery requests. In March 2000, Gottesfeld filed a citizen's petition with the Food and Drug Administration requesting FDA to restrict the sale of pharmaceuticals containing coal tar to prescription only and to require additional warnings for cancer. In September 2000, the Court granted the Company's request for a stay of the action pending FDA review of the Gottesfeld petition. In February 2001, FDA rejected Gottesfeld's petition, finding that the scientific studies and data on which Gottesfeld based his request for FDA to restrict the sale of coal tar products and/or require them to be sold with warnings was not valid. FDA reaffirmed the current regulations, including formulation and labeling requirements. FDA specifically stated that cancer warnings on coal tar shampoo were not warranted. The Company filed a motion for summary judgment in November 2001. In December 2001, Gottesfeld and the California Attorney General reached a tentative settlement agreement with BBDC to dismiss the Company from this litigation. Pursuant to the tentative agreement, the Court vacated the pending January 2002 trial date.

                   In October 2001, the Center for Environmental Health filed a lawsuit against BBDC and several other defendants. The complaint alleged violations of California's Proposition 65 and Unfair Trade Practices Act for failure to provide clear and reasonable warnings regarding the carcinogenicity and reproductive toxicity of lead and the reproductive toxicity of cadmium to the users of FDA-approved anti-diarreal medicines. The Company tendered its defense to the manufacturer of its private label medicines. In January 2002, the California Attorney General served an amended complaint against BBDC and several of the defendants covering the same products and asserting similar allegations and damages. On January 29, 2002, the State filed a motion to consolidate the two actions in San Francisco County Superior Court. Settlement discussions are ongoing.

Contract Dispute

                   In January 2002, BBDC was served with a complaint filed in the United States District Court for the District of New Jersey by one of its manufacturer vendors, Bracco Diagnostics Inc. ("Bracco"). The complaint, which includes claims for fraud, breach of New Jersey's Consumer Fraud Act, breach of contract and unjust enrichment, involves disputes relating to chargebacks and credits. The Company is preparing its response to the complaint.

PharMerica Matters

                   In November 1998 and February 1999, two putative securities class actions were filed in federal court against the Company's PharMerica subsidiary and certain individuals. These cases were later consolidated. The proposed classes consist of all persons who purchased or acquired stock of PharMerica between January 7, 1998 and July 24, 1998. The complaint, which includes claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleges that defendants made various material misrepresentations and omissions in connection with an alleged violation of generally accepted accounting principles and the withholding of information related to the costs associated with certain acquisitions. Defendants' motion to dismiss is pending.

                   Prior to the acquisition of PharMerica by the Company's Bergen Brunswig Corporation subsidiary, the United States Department of Health and Human Services ("HHS"), during the course of a Medicare audit of various nursing homes, requested PharMerica to produce records related to intravenous pharmaceuticals provided to certain nursing homes in 1997 and 1998. PharMerica has learned that HHS auditors alleged that during the 1997-1998 time frame, certain nursing homes, primarily operating in Texas, improperly billed Medicare for intravenous pharmaceuticals and related services. In June 2000, the government sued Sensitive Care, a former chain of thirteen Texas nursing homes, alleging that Sensitive Care filed false claims for Medicare reimbursement. Because Sensitive Care has filed for bankruptcy, the government's case has been filed in bankruptcy court as a creditor's claim. In its answer to the government's lawsuit, Sensitive Care has denied liability and has brought a third-party complaint alleging that PharMerica is liable for any false claims liabilities that may be imposed against Sensitive Care under an indemnification clause contained in the pharmacy services contracts between PharMerica and the nursing homes Sensitive Care formerly operated. PharMerica intends to defend vigorously against the imposition of any liability against it for fraudulent billings that Sensitive Care, an independent third-party organization, may have submitted to the government.

[	COVER	]	||	[	TABLE OF CONTENTS	]

Note 9.	Business Segment Information

                   The Company is organized based upon the products and services it provides to its customers. The Company's operations have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

                   The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management and information services to its customers. ABSG sells specialty pharmaceutical products to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

                   The PharMerica segment consists solely of the Company's PharMerica operations. PharMerica provides institutional pharmacy products and services to patients in long-term care and alternate site settings, including skilled nursing facilities, assisted living facilities, and residential living communities. PharMerica also provides mail order pharmacy services to chronically and catastrophically ill patients under workers' compensation programs, and provides pharmaceutical claims administration services for payors.

                   All of the Company's operations are located in the United States, except for one ABDC subsidiary, which operates in Puerto Rico.

                   The following tables present segment information for the three months ended December 31 (in thousands):

	Revenue

Three months ended December 31,	2001	2000

Pharmaceutical Distribution	$9,522,076	$3,306,751
PharMerica	355,415	-
Intersegment Eliminations	(191,215)	-

Operating revenue	9,686,276	3,306,751

Bulk deliveries of pharmaceuticals
to customer warehouses	1,382,504	444

Total revenue	$11,068,780	$3,307,195

                   Management evaluates segment performance based on revenues excluding bulk deliveries to customer warehouses. Intersegment Eliminations represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica. ABDC is the principal supplier of pharmaceuticals to PharMerica.

	Operating Income

Three months ended December 31,	2001	2000

Pharmaceutical Distribution	$139,484	$53,894
PharMerica	19,310	-
Merger costs	(7,497)	-

Total operating income	151,297	53,894
Equity in losses of affiliates and other	1,731	774
Interest expense	30,975	10,876

Income before taxes and distributions on
preferred securities of subsidiary trust	$118,591	$42,244

                   Segment operating income is evaluated before equity in losses of affiliates, interest expense and special items. All corporate office expenses are allocated to the two reportable segments.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

                   The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.
Impact of the Merger

                   AmerisourceBergen Corporation (the "Company") is a leading national wholesale distributor of pharmaceutical products and related healthcare services and solutions with approximately $38 billion in annualized operating revenue. The Company was formed in connection with the merger of AmeriSource Health Corporation ("AmeriSource") and Bergen Brunswig Corporation ("Bergen"), which was consummated on August 29, 2001 (the "Merger").

                   The Merger was accounted for as an acquisition of Bergen under the purchase method of accounting using the new guidelines for business combinations issued by the Financial Accounting Standards Board (see Note 3 to the consolidated financial statements). Under the purchase method of accounting, the cost of approximately $2.4 billion to acquire Bergen, including transaction costs, was allocated to Bergen's underlying net assets based on their respective estimated fair values. The $2.3 billion excess of the purchase price over the estimated fair value of the tangible net assets acquired was recorded as goodwill and intangible assets.

                   The Company is organized based upon the products and services it provides to its customers. The Company's operating segments have been aggregated into two reportable segments: Pharmaceutical Distribution and PharMerica.

                 The Pharmaceutical Distribution segment includes AmerisourceBergen Drug Company ("ABDC") and AmerisourceBergen Specialty Group ("ABSG"). ABDC includes the full-service pharmaceutical distribution facilities, American Health Packaging, and other healthcare related businesses. ABDC sells pharmaceuticals, over-the-counter medicines, health and beauty aids, and other health-related products to hospitals, managed care facilities, and independent and chain retail pharmacies. American Health Packaging packages oral solid medications for nearly any need in virtually all settings of patient care. ABDC also provides promotional, inventory management and information services to its customers. ABSG sells specialty pharmaceutical products to physicians, clinics and other providers in the nephrology, oncology, plasma and vaccines sectors. ABSG also provides third party logistics and reimbursement consulting services to healthcare product manufacturers.

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
Comparative Pro Forma Information for Fiscal 2001

                   The accompanying historical consolidated statement of operations and statement of cash flows for the quarter ended December 31, 2000 (the first quarter of fiscal 2001) reflect only the results of AmeriSource, as predecessor to the Company. In order to enhance comparability with the financial information for the quarter ended December 31, 2001 (the first quarter of fiscal 2002), the following schedules include the first quarter of fiscal 2001 results of operations on a pro forma basis by reportable segment. Within these schedules and the following discussion, pro forma refers to the combined results of AmeriSource and Bergen and are not intended to be consolidated financial statements of AmerisourceBergen prepared in accordance with accounting principles generally accepted in the United States, and do not represent the consolidated results as if the Merger had occurred at the beginning of fiscal 2001. In addition, they are not necessarily indicative of the actual results which might have occurred had the operations and management of AmeriSource and Bergen been combined at the beginning of fiscal 2001.

                   In addition, to further improve the comparability between fiscal years, the pro forma combined information for the first quarter of fiscal 2001 excludes amortization of goodwill (see Note 3 to the consolidated financial statements) and reflects the full allocation of Bergen's former Corporate segment to the Company's Pharmaceutical Distribution and PharMerica segments.

                   Such pro forma information and the related discussion is limited to the line items comprising operating income. Due to the changes in the Company's debt structure which occurred in connection with the Merger, pro forma combined interest expense for fiscal 2001 would not be directly comparable to the Company's fiscal 2002 interest expense.

AmerisourceBergen Corporation Summary Segment Information

	Operating Revenue Three Months Ended December 31,

(dollars in thousands)	Actual 2001	Actual 2000	Pro forma 2000 (1)	Actual % Change	Pro forma % Change

Pharmaceutical Distribution	$9,522,076	$3,306,751	$7,929,966	188%	20%
PharMerica	355,415	-	335,166	-	6
Intersegment Eliminations	(191,215)	-	(181,597)	-	5

Total	$9,686,276	$3,306,751	$8,083,535	193%	20%

	Operating Income (2) Three Months Ended December 31,

(dollars in thousands)	Actual 2001	Actual 2000	Pro forma 2000 (1)	Actual % Change	Pro forma % Change

Pharmaceutical Distribution	$139,484	$53,894	$116,090	159%	20%
PharMerica	19,310	-	17,107	-	13

Total	$158,794	$53,894	$133,197	195%	19%

Percentages of operating revenue (2):

Pharmaceutical Distribution
Gross profit	3.70%	4.16%	4.06%
Operating expenses	2.23%	2.53%	2.60%
Operating income	1.46%	1.63%	1.46%

PharMerica
Gross profit	33.62%	-	35.85%
Operating expenses	28.18%	-	30.74%
Operating income	5.43%	-	5.10%

AmerisourceBergen Corporation
Gross profit	4.87%	4.16%	5.47%
Operating expenses	3.23%	2.53%	3.82%
Operating income	1.64%	1.63%	1.65%

(1)	Represents the combination of AmeriSource's and Bergen's previously reported financial information.

(2)	Excludes merger costs.

Results of Operations
Consolidated Results

                   Operating revenue, which excludes bulk deliveries, for the quarter ended December 31, 2001 increased 193% to $9.7 billion from $3.3 billion in the respective prior-year quarter primarily due to increased operating revenue in the Pharmaceutical Distribution segment as a result of the Merger. Operating revenue increased 20% compared to $8.1 billion of pro forma combined operating revenue in the prior-year quarter, primarily due to the 20% increase in Pharmaceutical Distribution operating revenue.

                   The Company reports as revenue bulk deliveries to customer warehouses, whereby the Company acts as an intermediary in the ordering and delivery of pharmaceutical products. As a result of the Merger, bulk deliveries increased to $1.4 billion in the quarter ended December 31, 2001 from $0.4 million in the prior-year quarter. Revenue from bulk deliveries increased 29% versus $1.1 billion in the prior-year quarter on a pro forma combined basis. Due to the insignificant service fees generated from these bulk deliveries, fluctuations in volume have no significant impact on operating margins.

                   Gross profit of $471.4 million in the quarter ended December 31, 2001 reflects an increase of 243% from $137.4 million in the prior-year quarter on a historical basis and an increase of 7% from $442.2 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, gross profit in the first quarter of fiscal 2002 was 4.87%, as compared to prior-year percentages of 4.16% on a historical basis and 5.47% on a pro forma combined basis. The increase in gross profit percentage from the prior-year historical results was primarily due to the inclusion of PharMerica in the current year. PharMerica, due to the nature of its prescription fulfillment business, has significantly higher gross margins and operating expense ratios than the Company's Pharmaceutical Distribution segment. The decrease in gross profit percentage in comparison with the prior-year pro forma combined percentage reflects declines in both the Pharmaceutical Distribution and PharMerica segments due to changes in customer mix and competitive selling price pressures.

                   Distribution, selling and administrative expenses, depreciation and amortization ("DSAD&A") of $312.6 million in the quarter ended December 31, 2001 reflects an increase of 274% compared to $83.5 million in the prior-year quarter on a historical basis and an increase of 1% as compared to $309.1 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, DSAD&A in the first quarter of fiscal 2002 was 3.23%, as compared to prior-year percentages of 2.53% on a historical basis and 3.82% on a pro forma combined basis. The increase in the DSAD&A percentage from the prior-year historical results was primarily due to the inclusion of PharMerica in the current year, as explained above. The decrease in the DSAD&A percentage from the prior-year pro forma combined ratio reflects improvements in both the Pharmaceutical Distribution and PharMerica segments due to customer mix changes and operational efficiencies.

                   In connection with the Merger, the Company has developed integration plans to consolidate its distribution network and eliminate duplicate administrative functions, which are expected to result in synergies of approximately $150 million annually by the end of the third year following the Merger. The Company intends to reduce the number of pharmaceutical distribution facilities from 51 at September 30, 2001 to approximately 30 over the next three to four years.

                   In September 2001, the Company announced plans to close seven distribution facilities in fiscal 2002, including six former AmeriSource facilities and one former Bergen facility. A charge of $10.9 million was recognized in the fourth quarter of fiscal 2001 related to the AmeriSource facilities, and included $6.2 million of severance for approximately 260 warehouse and administrative personnel to be terminated, $2.3 million in lease and contract cancellations, and $2.4 million for the write-down of assets related to the facilities to be closed. Approximately $0.2 million of costs related to the Bergen facility were included in the purchase price allocation.

                   During the quarter ended December 31, 2001, the Company announced further integration initiatives, related to the closure of Bergen's repackaging facility and the elimination of certain Bergen administrative functions. The cost of these initiatives of approximately $4.5 million, which included $3.4 million of severance for approximately 95 employees to be terminated and $1.1 million for the write-down of assets related to the facility to be closed, resulted in additional goodwill being recorded during the quarter.

                   During the quarter ended December 31, 2001, two distribution facilities and the repackaging facility were closed, and another five distribution facilities are scheduled for closure by the end of fiscal 2002. Approximately 70 employees were terminated during the quarter. The Company paid a total of $1.5 million for employee severance and lease and contract cancellation costs with respect to its integration initiatives during the quarter. Remaining accrued expenses of $9.1 million for employee severance and lease obligations are included in the accompanying consolidated balance sheet at December 31, 2001. Severance for some employees will be paid over periods of up to eighteen months after their respective termination dates. Additional amounts for integration initiatives will be recognized in subsequent periods as facilities to be consolidated are identified and specific plans are approved and announced.

                   In connection with the Merger, the Company expensed merger costs of $7.5 million, consisting primarily of integration consulting fees of $6.0 million, in the quarter ended December 31, 2001. Additional merger costs, including integration and employee retention costs, will be charged to expense in subsequent periods when incurred. These costs are expected to be between $20 million and $30 million for the year ending September 30, 2002.

                   Operating income of $151.3 million for the quarter ended December 31, 2001 reflects an increase of 181% from $53.9 million in the prior-year quarter. Excluding the aforementioned merger costs, the Company's operating income in the quarter ended December 31, 2001 was $158.8 million, which represents a 19% increase compared to $133.2 million in the prior-year quarter on a pro forma combined basis. Excluding the merger costs, the Company's operating income as a percentage of operating revenue was 1.64% in the quarter ended December 31, 2001, as compared to prior-year percentages of 1.63% on a historical basis and 1.65% on a pro forma combined basis.

                   Equity in losses of affiliates and other was $1.7 million in the quarter ended December 31, 2001 and $0.8 million in the prior-year quarter. These amounts are related to the Company's investments in Global Health Exchange and other affiliates.

                   Interest expense increased 185% in the first quarter of fiscal 2002 to $31.0 million compared to $10.9 million in the prior-year quarter, primarily as a result of the Merger. Average borrowings during the first quarter of fiscal 2002 were $2.0 billion as compared to average borrowings of $630 million in the prior-year quarter. Average borrowing rates under the Company's variable-rate debt facilities decreased to 3.68% in the current year quarter from 7.26% in the prior-year quarter, due to lower market interest rates.

                   Income tax expense of $47.1 million in the quarter ended December 31, 2001 reflects an effective tax rate of 39.7% versus 38.0% in the prior-year quarter. The tax provision for the first quarter of fiscal 2002 was computed based on an estimate of the annual effective rate, which is expected to be higher than the prior year's rate as a result of the Merger.

                   In the quarter ended December 31, 2001, the Company incurred $3.6 million of expense, net of tax benefits, related to distributions on preferred securities of a subsidiary trust. The Company acquired these preferred securities in connection with the Merger.

                   Net income of $67.9 million for the quarter ended December 31, 2001 reflects an increase of 159% from $26.2 million in the prior-year quarter. Diluted earnings per share of $0.63 in the quarter ended December 31, 2001 reflects a 29% increase as compared to $0.49 per share in the prior-year quarter. Excluding merger costs, net income and diluted earnings per share for the quarter ended December 31, 2001 were $72.4 million and $0.67, reflecting increases of 176% and 37%, respectively, compared to the prior-year quarter. Diluted earnings per share for the quarter ended December 31, 2001 includes the impact of the shares issued to effect the Merger and the assumed conversion to common stock of the 5% convertible subordinated notes which were issued in December 2000.
Segment Information

Pharmaceutical Distribution Segment

                   Pharmaceutical Distribution operating revenue of $9.5 billion for the quarter ended December 31, 2001 reflects an increase of 188% from $3.3 billion in the prior-year quarter on a historical basis and an increase of 20% from $7.9 billion in the prior-year quarter on a pro forma combined basis. During the quarter ended December 31, 2001, 52% of operating revenue was from sales to institutional customers and 48% was from retail customers; this compares to a customer mix in the prior-year quarter of 53% institutional and 47% retail on a historical basis and 52% institutional and 48% retail on a pro forma combined basis. In comparison with the prior-year pro forma combined results, sales to institutional customers increased 21% and sales to retail customers increased 19% in the quarter ended December 31, 2001. This segment's growth largely reflects national industry economic conditions, including increases in prescription drug usage and higher pharmaceutical prices. In addition, growth was favorably impacted by one additional selling day in the current quarter, sales to a large mail order customer added in the third quarter last year, and a strong increase in ABSG's revenues. Future operating revenue growth may be impacted by customer consolidation and competition within the industry, as well as by industry growth rates.

                   Pharmaceutical Distribution gross profit of $352.0 million in the quarter ended December 31, 2001 represented an increase of 156% from $137.4 million in the prior-year quarter on a historical basis and an increase of 9% from $322.1 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, gross profit in the first quarter of fiscal 2002 was 3.70%, as compared to prior-year percentages of 4.16% on a historical basis and 4.06% on a pro forma combined basis. The year-to-year declines reflect the net impact of a number of factors, including the change in customer mix to a higher percentage of large institutional, mail order and chain accounts, and the continuing competitive pricing environment, offset, in part, by higher buy-side margins than in the prior year. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that increases in the buy-side component of the gross margin, including manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. The Company's cost of goods sold for interim periods includes a LIFO provision that is based on the Company's estimated annual LIFO provision. The annual LIFO provision is affected by changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

                   Pharmaceutical Distribution operating expenses, excluding merger costs, of $212.5 million in the quarter ended December 31, 2001 represented an increase of 154% from $83.5 million in the prior-year quarter on a historical basis and an increase of 3% from $206.0 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, operating expenses excluding merger costs in the first quarter of fiscal 2002 were 2.23%, as compared to prior-year percentages of 2.53% on a historical basis and 2.60% on a pro forma combined basis. These decreases in expense percentages reflect the changing customer mix described above and efficiencies of scale, as well as the continued elimination of costs and productivity improvements throughout the Company's distribution network.

                   Pharmaceutical Distribution operating income of $139.5 million in the quarter ended December 31, 2001 represented an increase of 159% from $53.9 million in the prior-year quarter on a historical basis and 20% from $116.1 million in the prior-year quarter on a pro forma combined basis. As a percentage of operating revenue, operating income before merger costs was 1.46% in the quarter ended December 31, 2001, as compared to prior-year percentages of 1.63% on a historical basis and 1.46% on a pro forma combined basis. While management historically has been able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins. Additionally, there can be no assurance that merger integration efforts will proceed as planned and result in the desired synergies.

PharMerica Segment

                   The PharMerica segment was acquired in connection with the Merger and thus there are no comparative historical amounts for the quarter ended December 31, 2000. Accordingly, the discussion below focuses on comparisons with the prior-year pro forma combined amounts.

                   PharMerica's operating revenue of $355.4 million for the quarter ended December 31, 2001 reflects a 6% increase over pro forma operating revenue of $335.2 million in the prior-year quarter. This increase is attributable to growth in PharMerica's workers' compensation business.

                   PharMerica's gross profit of $119.5 million for the quarter ended December 31, 2001 reflects a 1% decrease from the pro forma gross profit of $120.2 million in the prior-year quarter. PharMerica's gross profit margin declined to 33.62% for the quarter ended December 31, 2001 from 35.85% in the prior-year quarter. This decrease is primarily the result of a change in the sales mix, with a greater proportion of PharMerica's current year revenues coming from its workers' compensation business, which has lower gross margins and lower operating expenses than its long-term care business. In addition, industry competitive pressures continue to adversely affect gross margins.

                   PharMerica's operating expenses of $100.2 million for the quarter ended December 31, 2001 reflect a 3% decrease from pro forma operating expenses of $103.0 million in the prior-year quarter. As a percentage of operating revenue, operating expenses were reduced to 28.18% in the quarter ended December 31, 2001 from 30.74% in the prior-year quarter. These reductions reflect the effect of several factors, including the consolidation or sale of several pharmacies, a reduction in bad debt expense, and the aforementioned shift in customer mix towards the workers' compensation business.

                   PharMerica's operating income of $19.3 million for the quarter ended December 31, 2001 reflects a 13% increase compared to pro forma operating income of $17.1 million in the prior-year quarter. As a percentage of operating revenue, operating income was 5.43% in the quarter ended December 31, 2001, an increase of 33 basis points from 5.10% in the prior-year quarter.

Intersegment Eliminations

                   These amounts represent the elimination of the Pharmaceutical Distribution segment's sales to PharMerica. AmerisourceBergen Drug Company is the principal supplier of pharmaceuticals to PharMerica.

Liquidity and Capital Resources

                   The following table sets forth the Company's debt structure at December 31, 2001, including availability under revolving credit agreements and receivables securitization facilities (in thousands):

	Outstanding Balance	Additional Availability

Fixed-Rate Debt:
8 1/8% senior notes due 2008	$500,000	$-
AmeriSource 5% convertible subordinated notes due 2007	300,000	-
Bergen 7 3/8% senior notes due 2003	151,479	-
Bergen 7 1/4% senior notes due 2005	99,690	-
PharMerica 8 3/8% senior subordinated notes due 2008	124,656	-
Bergen 6 7/8% exchangeable subordinated debentures due 2011	8,425	-
Other	107	-

Total fixed-rate debt	1,184,357	-

Variable-Rate Debt:
Revolving credit facility	-	938,015
Term loan facility	300,000	-
AmeriSource receivables securitization financing due 2004	350,000	50,000
Bergen receivables securitization financing due 2005	100,000	500,000
Blanco revolving credit facility	55,000	-

Total variable-rate debt	805,000	1,488,015

Total long-term debt, including current portion	$1,989,357	$1,488,015

                   The Company's working capital usage fluctuates widely during the year, generally peaking in the second fiscal quarter due to seasonal inventory buying requirements and buy-side purchasing opportunities. During the second quarter of fiscal 2002, the Company expects to utilize up to 80% of the $2.0 billion of aggregate availability under its revolving credit facility and receivables securitization facilities, which are described below.

                   The Company has a $1.3 billion senior secured credit agreement (the "Senior Credit Agreement") with a syndicate of lenders. The Senior Credit Agreement consists of a $1.0 billion revolving credit facility (the "Revolving Facility") and a $300 million term loan facility (the "Term Facility"), both maturing in August 2006. The Term Facility has scheduled maturities on a quarterly basis beginning on December 31, 2002, totaling $60 million in each of fiscal 2003 and 2004, and $80 million and $100 million in fiscal 2005 and 2006, respectively. Interest on borrowings under the Senior Credit Agreement accrues at specified rates based on the Company's debt ratings. Such rates range from 1.0% to 2.5% over LIBOR or 0% to 1.5% over prime. Currently, the rate is 1.5% over LIBOR or .50% over prime. Availability under the Revolving Facility is reduced by the amount of outstanding letters of credit ($62.0 million at December 31, 2001). The Company pays quarterly commitment fees to maintain the availability under the Revolving Facility at specified rates based on the Company's debt ratings ranging from .25% to .50% of the unused availability. Currently, the rate is .375%. The Senior Credit Agreement contains restrictions on, among other things, additional indebtedness, distributions and dividends to stockholders, investments and capital expenditures. Additional covenants require compliance with financial tests, including leverage and fixed charge coverage ratios, and maintenance of minimum tangible net worth. The Company can choose to repay or reduce its commitments under the Senior Credit Facility at any time.

                   At December 31, 2001, borrowings under the AmeriSource $400 million receivables securitization facility were $350.0 million. The facility has an expiration date of May 2004 and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. The $450 million Bergen securitization facility expires in December 2005, and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 75 basis points. In December 2001, the Company increased its availability under the Bergen facility to $600 million through June 2002. At December 31, 2001, borrowings under the Bergen receivables securitization financing were $100.0 million. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that are accounted for as financing transactions under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

                   In connection with the Merger, the Company assumed Bergen's Capital I Trust (the "Trust"), a wholly owned subsidiary of Bergen. In May 1999, the Trust issued 12,000,000 shares of 7.80% trust originated preferred securities (SM) (TOPrS(SM)) (the "Trust Preferred Securities") at $25 per security. The proceeds of such issuances were invested by the Trust in $300 million aggregate principal amount of Bergen's 7.80% subordinated deferrable interest notes due June 30, 2039 (the "Subordinated Notes"). The Subordinated Notes represent the sole assets of the Trust and bear interest at the annual rate of 7.80%, payable quarterly, and are redeemable by the Company beginning in May 2004 at 100% of the principal amount thereof. The obligations of the Trust related to the Trust Preferred Securities are fully and unconditionally guaranteed by the Company. Holders of the Trust Preferred Securities are entitled to cumulative cash distributions at an annual rate of 7.80% of the liquidation amount of $25 per security. The Trust Preferred Securities will be redeemable upon any repayment of the Subordinated Notes at 100% of the liquidation amount beginning in May 2004.

                   The Company's most significant market risk is the effect of changing interest rates. The Company manages this risk by using a combination of fixed- and variable-rate debt. At December 31, 2001, the Company had approximately $1.2 billion of fixed-rate debt with a weighted average interest rate of 7.2% and $805 million of variable-rate debt with a weighted average interest rate of 3.3%. The amount of variable-rate debt fluctuates during the year based on the Company's working capital requirements. The Company periodically evaluates various financial instruments that could mitigate a portion of its exposure to variable interest rates. However, there are no assurances that such instruments will be available on terms acceptable to the Company. There were no such financial instruments in effect at December 31, 2001. For every $100 million of unhedged variable-rate debt outstanding, a 33 basis-point increase in interest rates would increase the Company's annual interest expense by $.33 million.

                   The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. The Company's primary ongoing cash requirements will be to finance working capital, fund the payment of interest on indebtedness, finance Merger integration initiatives and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

                   Following is a summary of the Company's obligations for future principal payments on its debt and preferred securities and future minimum rental payments on its noncancelable operating leases at December 31, 2001 (in thousands):

	Payments Due by Period

	Total	Within 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$1,987,016	$15,000	$910,107	$375,000	$686,909

Company-obligated mandatorily
redeemable preferred securities
of subsidiary trust	300,000	-	-	-	300,000

Operating leases	120,651	39,290	47,800	22,523	11,038

Total	$2,407,667	$54,290	$957,907	$397,523	$997,947

                   The debt and preferred securities amounts in the above table differ from the related carrying amounts on the consolidated balance sheet due to the purchase accounting adjustments recorded in order to reflect Bergen's obligations at fair value on the effective date of the Merger. These differences are being amortized over the terms of the respective obligations.

                   During the quarter ended December 31, 2001, the Company's operating activities used $412.7 million in cash. Such cash usage primarily resulted from increases of $722.6 million in merchandise inventories, partially offset by a decrease in accounts receivable of $20.7 million, an increase in accounts payable, accrued expenses and income taxes of $169.3 million, and net income of $67.9 million. The increase in merchandise inventories reflects inventory required to support the strong revenue increase, as well as inventory purchased to take advantage of buy-side gross profit opportunities including manufacturer price increases and negotiated deals. Operating cash uses during the three months ended December 31, 2001 included $24.6 million in interest payments and $7.8 million in income tax payments, net of refunds.

                   During the quarter ended December 31, 2000, the Company's operating activities used $234.1 million in cash. Such cash usage primarily resulted from an increase in merchandise inventories of $347.1 million and an increase in accounts receivable of $103.6 million, offset in part by an increase in accounts payable, accrued expenses and income taxes of $178.1 million. Merchandise inventories were increased to support a 17% operating revenue increase, including new Novation business, anticipated other new accounts, seasonal needs and year-end buying opportunities in anticipation of manufacturer price increases. The increase in accounts receivable reflects the increase in operating revenue. Operating cash uses during the three months ended December 31, 2000 included $10.3 million in interest payments and $0.1 million in income tax payments, net of refunds.

                   Capital expenditures for the quarter ended December 31, 2001 were $10.1 million and relate principally to investments in warehouse improvements, information technology and warehouse automation. Capital expenditures are expected to be approximately $85 million to $95 million for the year ending September 30, 2002.

                   During the quarter ended December 31, 2001, the Company used cash of $8.2 million to purchase additional equity interests in four businesses related to the Pharmaceutical Distribution segment. In January 2002, the Company invested an additional $4.5 million to acquire the majority of the remaining equity interest in a pharmaceutical distribution services entity in which the Company previously had a 19.9% ownership interest. Accordingly, the operating results of this entity will be included in the Company's consolidated financial statements beginning with the acquisition date.

                   During the quarter ended December 31, 2001, the Company had net borrowings of $413.0 million on its receivable securitization facilities, principally to meet seasonal working capital requirements, as described above. The Company repaid debt of $23.1 million during the quarter, principally consisting of $20.6 million for the retirement of Bergen's 7% debentures pursuant to a tender offer which was required as a result of the Merger. Quarterly cash distributions of $5.9 million were paid on the Trust Preferred Securities in December 2001.

                   A dividend of $0.025 was declared by the board of directors on October 31, 2001, and was paid on December 3, 2001 to stockholders of record at the close of business on November 19, 2001. Another dividend of $0.025 was declared on January 30, 2002, payable on March 1, 2002 to stockholders of record at the close of business on February 21, 2002.

Recently-Issued Accounting Standards

                   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. The Company accounted for the Merger, which was consummated in August 2001, in accordance with SFAS No. 141.

                   As of October 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which revises the accounting and financial reporting standards for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangibles with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. In accordance with the transition provisions of SFAS No. 142, the Company did not amortize goodwill arising from the Merger in fiscal 2001. In fiscal 2002, the Company has discontinued the amortization of all goodwill. Had the Company not amortized goodwill during fiscal 2001, net income for the quarter ended December 31, 2000 would have been approximately $0.2 million higher than the reported amount, and basic and diluted earnings per share would have been unchanged from the reported amounts. SFAS No. 142 requires that the Company complete an initial impairment test of goodwill within six months of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principle. The Company expects to complete its initial impairment test by March 31, 2002 and, based on the analysis performed to date, does not believe that an impairment charge will be required.

                   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard sets forth the accounting for the impairment of long-lived assets, whether they are held and used or are disposed of by sale or other means. It also broadens and modifies the presentation of discontinued operations. The standard will be effective for the Company's fiscal year 2003, although early adoption is permitted, and its provisions are generally to be applied prospectively. The Company is in the process of evaluating the adoption of this standard, but does not believe it will have a material impact on its consolidated financial statements.

Forward-Looking Statements

                   Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) that reflect the Company's current views with respect to future events and financial performance. Certain factors such as competitive pressures, success of integration, restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers' pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships could cause actual results to differ materially from those in forward-looking statements.

[	COVER	]	||	[	TABLE OF CONTENTS	]

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

See discussion under "Liquidity and Capital Resources" in Item 2 above.

[	COVER	]	||	[	TABLE OF CONTENTS	]

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1

Second Amendment, dated December 21, 2001, to the Receivables Purchase and Servicing Agreement dated as of December 20, 2000 among Blue Hill II, Inc., Redwood Receivables Corporation, Bergen Brunswig Drug Company and General Electric Capital Corporation.

(b)	Reports on Form 8-K:

On October 29, 2001, a Current Report on Form 8-K/A was filed, amending the Form 8-K dated
August 29, 2001, and reporting under Items 2 and 7, the filing of the unaudited pro forma financial information required by Item 7(b).

[	COVER	]	||	[	TABLE OF CONTENTS	]

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERISOURCEBERGEN CORPORATION

By	/s/	Neil F. Dimick

Neil F. Dimick Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/	Michael D. DiCandilo

Michael D. DiCandilo Vice President and Controller (Principal Accounting Officer)

February 14, 2002